Form 10QSB
period 1995-09-30
QUANTUM LEARNING SYSTEMS INC
filed 1995-11-17
CIK 789881

                     SECURITIES & EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM-10QSB

(X)     Quarterly Report Pursuant to Section 13 or 15 (d) of the
                     Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1995

                                    or

( )     Transition Report Pursuant to Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934

        For the transition period from __________ to __________.

Commission File No. 0-18222

           QUANTUM LEARNING SYSTEMS, INC. (formerly known as CCR, Inc.)
              (Exact name of Registrant as specified in its charter)

             NEVADA                                         87-0432572
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 1111 S.W. 17th Street, Ocala, Florida                        34474-3530
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (904) 620-0492

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X      No
                                                       -----       -----

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of September 30, 1995 was 4,246,027 (excluding treasury shares) shares.

                      PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         See attached financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Cambridge Academy, the Company's principle operating division for this period, posted strong growth, increasing its operating income 259% over the same period last year (See Note 6 to these financials).

         Consolidated revenue for the three months ended September 30, 1995 was $273,657 representing an increase of $134,032 or 96% from the three months ended September 30, 1994. The increase is primarily due to increases in Cambridge Academy educational revenues.

         Gross profit for the three months ended September 30, 1995 was $261,730, an increase of $149,367 or 133% from the three months ended September 30, 1994. The increase is due primarily to increases in Cambridge Academy educational revenues.

         Selling, general, and administrative expenses for the three months ended September 30, 1995 were $318,993, an increase of $106,843 or 50% from the three months ended September 30, 1994. The increase is due primarily to increases in educational subsidiary expenses, audit expense, and corporate administrative expense.

         Interest income for the three months ended September 30, 1995 decreased $2,691 or 13% from the three months ended September 30, 1994.

         Interest expense for the three months ended September 30, 1995 was $453, a decrease of $1,357 from the three months ended September 30, 1994.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1995, cash and cash equivalents were $14,997 compared to $10,214 at September 30, 1994. The Company generally relies upon internally generated funds to satisfy working capital needs and to fund capital expenditures.

                      QUANTUM LEARNING SYSTEMS, INC.

                        CONSOLIDATED BALANCE SHEETS

                                                 September 30,       June 30,
                                                     1995              1995
                                                 -------------      -----------
                                                  (unaudited)
          ASSETS

Current Assets:
 Cash and Cash Equivalents                        $  14,997          $       0
 Accounts and Contracts Receivable (Note 2)         236,339            178,437
 Notes Receivable, current portion (Note 3)         160,877             83,442
 Prepaid expenses and other                         446,050            539,236
                                                 ----------         ----------
    Total Current Assets                            858,263            801,115

Property and Equipment-at cost:

 Machinery and equipment                            496,010            496,010
 Furniture and fixtures                              42,470             42,470
                                                 ----------         ----------
   Property and Equipment                           538,480            538,480
 Less accumulated depreciation                     (199,377)          (163,322)
                                                 ----------         ----------
    Net property and equipment                      339,103            375,158

Other:
 Notes Receivable, less current portion
    (Note 3)                                      1,703,651          1,838,885
 Deferred Tax Asset                                  52,763             52,763
 Other (Note 8)                                     226,999            162,674
                                                 ----------         ----------

  Total Other Assets                              1,983,413          2,054,322
                                                 ----------         ----------
Total Assets                                     $3,180,779         $3,230,595
                                                 ==========         ==========


              See accompanying notes to financial statements.

                      QUANTUM LEARNING SYSTEMS, INC.

                        CONSOLIDATED BALANCE SHEETS

                                                  September 30,      June 30,
                                                      1995             1995
                                                  -------------     ----------
                                                   (unaudited)
          LIABILITIES AND STOCKHOLDERS'  EQUITY

Current Liabilities:
 Accounts payable and other liabilities            $   55,442       $   63,581
 Accrued expenses                                      85,969           86,102
 Current maturities of long-term debts (Note 4)        13,649           13,649
                                                   ----------       ----------
    Total current liabilities                         155,060          163,332
 Deferred Income Taxes                                 52,763           52,763
 Long-term Debt, less current maturities (Note 4)      17,838           19,852
                                                   ----------       ----------
    Total Liabilities                                 225,661          235,947

Commitments and Contingencies (Note 7)

Stockholders' Equity: (Note 5)
 Preferred stock, $1.00 par; 1,000,000 shares
    authorized, 0 outstanding.                              0                0
 Common stock, $.001 par; 20,000,000 shares
    authorized, 4,353,161 outstanding at Sept. 30,
    1995 and June 30, 1995                              4,353            4,353
 Additional paid-in capital                         4,547,961        4,547,961
 Retained earnings (Accumulated deficit)           (1,476,667)      (1,437,137)
 Treasury Stock, 107,134 shares at cost              (120,529)        (120,529)
                                                   ----------       ----------

    Total stockholders' equity                      2,955,118        2,994,648
                                                   ----------       ----------

Total Liabilities and Stockholders' Equity         $3,180,779       $3,230,595
                                                   ==========       ==========


              See accompanying notes to financial statements.

                      QUANTUM LEARNING SYSTEMS, INC.

                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                              (unaudited)
                                                          Three months ended
                                                              September 30
                                                          ------------------
                                                                      Restated
                                                        1995            1994
                                                     ----------      ----------
Revenues                                             $  273,657      $  139,625

Cost of Sales                                            11,927          27,262
                                                      ---------      ----------
 Gross profit                                           261,730         112,363

Selling, general, and administrative expenses           318,993         212,150
                                                      ---------      ----------

 Operating Income (Loss)                                (57,263)        (99,787)

Other income (expense):
 Interest income                                         18,186          20,877
 Interest expense                                          (453)         (1,810)
                                                      ---------      ----------
   Total Other Income (Expense)                          17,733          19,067
                                                      ---------      ----------

    Income (loss) from Operations before Income Taxes   (39,530)        (80,720)
  Income Tax Benefit (Expense)                                0               0
                                                      ---------      ----------
Net Income (Loss)                                     $ (39,530)     $  (80,720)
                                                      =========      ==========
Income (Loss) per common share: (Note 1)              $   (.009)     $    (.019)

Weighted Average Shares                               4,353,161       4,353,161


              See accompanying notes to financial statements.

                       QUANTUM LEARNING SYSTEMS, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE YEAR ENDED JUNE 30, 1995 AND QUARTER ENDED SEPT. 30, 1995



                       Preferred Stock           Common Stock
                    --------------------     ------------------     Additional
                    Number of                Number of                Paid-In
                     Shares       Amount       Shares    Amount       Capital
                    ---------    -------     ---------  -------     -----------
Balance, June 30,
 1994 (as restated)     0         $    0     4,353,161  $ 4,353     $ 4,547,961

Net Loss                0              0             0        0               0
                    ---------    -------     ---------  -------     -----------


Balance, June 30,
 1995                   0              0     4,353,161    4,353       4,547,961

Net Loss                0              0             0        0               0
                    ---------    -------     ---------  -------     -----------

Balance, Sept. 30,
 1995                   0        $     0     4,353,161  $ 4,353      $4,547,961
                    =========    =======     =========  =======      ==========








                See accompanying notes to financial statements.

                       QUANTUM LEARNING SYSTEMS, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS'  EQUITY
      FOR THE YEAR ENDED JUNE 30, 1995 AND QUARTER ENDED SEPT. 30, 1995


                                                            Total
                Treasury          Accumulated           Shareholders'
                 Stock             (Deficit)               Equity
              ----------         -----------             -----------
              $(120,529)         $  (765,603)             $3,666,182

                      0             (671,534)               (671,534)
              ---------          -----------              ----------



               (120,529)          (1,437,137)              2,994,648

                      0              (39,530)                (39,530)
              ---------          -----------              ----------

              $(120,529)         $(1,476,667)             $2,955,118
              =========          ===========              ==========







              See accompanying notes to financial statements.

                       QUANTUM LEARNING SYSTEMS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              (unaudited)
                                                          Three months ended
                                                             September 30,
                                                          -----------------
                                                                      Restated
                                                         1995           1994
                                                       --------      ---------
Cash flows from operating activities:
 Net income (loss)                                     $(39,530)     $ (80,720)
 Adjustments to reconcile net income (loss) to
    net cash from operations
      Depreciation & Amortization                        42,902         19,391
      Changes in operating assets and liabilities:
        Accounts receivable                             (57,902)       (41,711)
        Accounts payable and accrued interest            (8,272)       (48,530)
        Inventory                                             0         (5,687)
 Other assets and liabilities                            79,813        (31,371)
                                                       --------      ---------
    Net cash provided by operating activities            17,011       (188,628)

Cash flows from investing activities:
 Purchase of fixed assets                                     0         (2,500)
                                                       --------      ---------
    Net cash used by investing activities                     0         (2,500)

Cash flows from financing activities:
 Principal payments on long-term debt and
    notes payable                                        (2,014)          (945)
                                                       --------      ---------
    Net cash used by financing activities                (2,014)          (945)
                                                       --------      ---------

Net increase (decrease) in cash and cash equivalents     14,997       (192,073)

Cash and cash equivalents at beginning of period              0        202,287
                                                       --------      ---------

Cash and cash equivalents at end of period             $ 14,997      $  10,214
                                                       ========      =========
Supplemental disclosures:
 Cash paid for:
    Interest                                           $    453      $   1,810






              See accompanying notes to financial statements.

                       QUANTUM LEARNING SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995
                                (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Quantum Learning Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     CASH AND CASH EQUIVALENTS

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

     DEPRECIATION, MAINTENANCE, AND REPAIRS

     Depreciation is provided by the straight-line method. Estimated useful lives for depreciation purposes are as follows:

                    Machinery and equipment            3 - 20 years
                    Furniture and fixtures             4 - 15 years

     Maintenance and repairs and renewals which do not prolong the useful life of an asset are expensed as incurred.

     AMORTIZATION

     Amortization of intangible assets which include copyrights, royalties, and goodwill is provided by the straight-line method. Estimated useful lives for amortization purposes are as follows:

                    Goodwill                           5 years
                    Royalties                          5 - 10 years
                    Copyrights                         10 - 20 years

     CAPITALIZED PRODUCTION COSTS

     The Company capitalizes all direct production costs and allocates indirect production costs based on man hours for all internally produced video products.

     EARNINGS PER SHARE

     Earnings per share have been computed based upon the weighted average number of shares outstanding during the quarter of 4,353,161 and 4,353,161 for the quarters ended September 30, 1995 and 1994, respectively. Common Stock Equivalents in the aggregate do not dilute earnings per share by more than 3%. Therefore, no change is presented.

     REVISION OF FINANCIAL STATEMENTS

     The accompanying financial statements for the quarter ended September 30, 1994 has been revised. The revisions consisted of the restatement of intangible assets and related amortization consistent with the settlement reached for the adjusted purchase price of Current Concepts Seminars ("CCS"). The original

                       QUANTUM LEARNING SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1995
                                 (CONTINUED)


     REVISION OF FINANCIAL STATEMENTS (CON.)

     agreement caused the issuance of 700,000 shares of QLS common stock, but the settlement adjusts the number to 115,000 shares. The settlement was executed in March, 1995.

NOTE 2 - ACCOUNTS AND CONTRACTS RECEIVABLE

     Accounts and contracts receivable consist of the following:

                                                September 30,     June 30,
                                                    1995            1995
                                                -------------    ---------
       Trade accounts receivable                 $ 454,514       $ 385,952
       Due from related parties                      1,230               0
       Other                                           945               0
                                                 ---------       ---------
         Total Accounts Receivable                 456,689         385,952
       Less: Allowance for Bad Debt               (220,350)       (207,515)
                                                 ---------       ---------
       Accounts Receivable - Net                 $ 236,339       $ 178,437
                                                 =========       =========

NOTE 3 - NOTES RECEIVABLE

     Notes receivable consist of:

                                                   September 30,     June 30,
                                                       1995            1995
                                                   ------------    ----------
       Gulf Ventures - Interest rate of 8%;
         payments of $20,987 due December 31,
         each year.                                $  202,327      $  202,327

       W.T. Young Construction Company -
         Interest rate of 3.6%; payments of
         $150,000 plus interest on July 10,
         1995 and 1996; payments of $200,000
         plus interest on July 10, 1997 and
         1998 with the balance plus interest
         due on July 10, 1999; collateralized
         by pledge of W.T. Young Construction
         Company and the common stock of QlS
         owned by W.T. Young                        1,644,701       1,720,000

       8% note receivable from Central Florida
         Hearing dated July 31, 1995.                  17,500               0

         Less current portion                        (160,877)        (83,442)
                                                   ----------      ----------
       Total noncurrent note receivable            $1,703,651      $1,838,885
                                                   ==========      ==========

                        QUANTUM LEARNING SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (CONTINUED)


NOTE 4 - DEBT

     Long-term debt consist of:


                                               September 30,        June 30,
                                                   1995               1995
                                                   ----               ----
       Note payable on various financing
        leases for operating equipment          $ 31,487           $ 33,501
                                                --------           --------
       Totals                                     31,487             33,501

       Less current maturities                   (13,649)           (13,649)
                                                --------           --------
       Total Long-term debt                     $ 17,838           $ 19,852
                                                ========           ========

     The aggregate long-term debt matures during the next five years as follows:

                                                September 30,        June 30,
                                                    1995               1995
                                                    ----               ----
                        1996                     $ 11,635           $ 13,649
                        1997                        9,651              9,651
                        1998                        7,704              7,704
                        1999                        2,497              2,497
                        2000                            0                  0
                                                 --------           ---------
                        Total                    $ 31,487           $ 33,501

NOTE 5 - STOCK WARRANTS

     On January 21, 1994, the Company entered into an investment banking agreement with M.H. Meyerson & Co. In part, the agreement required the Company to issue warrants to purchase 300,000 shares of common stock with an exercise price of $1.85 per Warrant with demand and piggyback registration rights. The registration rights may not be asked for a period of 18 months from the date of the agreement. Such rights will be available starting in month 19 through month 48 from the date of the agreement.

     On June 1, 1994, the Management of the Company approved a new director. As compensation for services, the Company issued warrants for the purchase of 50,000 shares of common stock at $.50 per share. The warrants shall be effective for a period of five years from the date of issue.

     On June 1, 1994, the Management of the Company approved the issuance of warrants to purchase 200,000 shares of common stock at $.75 per share to an outside consultant for services to be rendered to the company.

     On July 2, 1995, the Company entered into an agreement with SeaCoast Electric, Inc. (SCE) for management services. SCE is owned, in part, by children of officers and directors of the Company. The agreement calls for SCE to provide management, in the form of Chief Executive Officer and Chief Financial Officer, for all operations of all QLS subsidiaries.
     In exchange, the Company

                        QUANTUM LEARNING SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (CONTINUED)

NOTE 5 - STOCK WARRANTS (CON.)

     shall pay SCE the sum of $150,000 for management services for each fiscal year (July to June). In addition, Cambridge Academy, a subsidiary of QLS, shall pay one individual an annual salary of $50,000 for her work as Director of Education. Any unpaid salary shall be eligible for the calculation of warrants to be issued. SCE agrees to take their fees as QLS and its subsidiaries funds allow so as not to jeopardize the operations. In the event that at the end of the fiscal year, SCE has not taken its entire fee, QLS shall issue a warrant for stock, with registration rights paid for by QLS, at the strike price of $0.10 per share. The number of shares shall be determined by the remaining unpaid management fee.

     On August 1, 1995, the company approved the sale of Warrants to two of its Board of Directors and two independent consultants for the purchase price of $100 to each individual. The warrants are for a total of 250,000 shares of the Company's $0.001 Common Stock at an exercise price of $0.10 per share. The warrants may be exercised anytime from August 1, 1995 to August 1, 2000.

NOTE 6 - BUSINESS SEGMENT INFORMATION

     The Company's business operations consist of educational activities, seminar and publication, and video production. Segment operating information is presented for the two quarters as follows:


                                                September 30,    September 30,
                                                                    Restated
                                                    1995             1994
                                                    ----             ----
       Net sales to unaffiliated customers:
         Educational                             $ 268,452         $ 133,229
         Seminar and publication                     5,205             6,396
         Video production                                0                 0
                                                 ---------         ---------
           Consolidated                          $ 273,657         $ 139,625
                                                 =========         =========
       Operating income (loss):
         Educational                             $ 106,741         $  41,146
         Seminar and publication                   (29,672)           (7,659)
         Video production                          (11,327)          (42,172)
                                                 ---------         ---------
           Consolidated                             65,742            (8,685)
         Corporate expenses                       (123,005)          (91,102)
         Interest expenses                            (453)           (1,810)
         Interest income                            18,186            20,877
                                                 ---------         ---------
           Income (loss) before federal
             income taxes                        $ (39,530)        $ (80,720)
                                                 =========         =========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Prior to the commencement of its office lease, the Company issued 25,000 shares of its common stock to the landlord of its corporate offices for debt owed. The landlord is to sell the shares at a rate of no more than 2,000 shares per day to satisfy the debt. This stock was issued April 5, 1994.

                        QUANTUM LEARNING SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995
                                (CONTINUED)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CON.)

     If the sale of the 25,000 shares of common stock yields net proceeds of less than the aforesaid debt of $45,598, then the deficiency immediately becomes due and payable within five days of notice. Management has not yet received confirmation of the monies collected from the sale of the common stock. In addition, the Company is currently paying a discounted rent amount. If the Company does not exercise its option to purchase the building prior to 30 days before the expiration of the lease, April 30, 1995, then the rent shortfall between the discounted rent and the actual rent of $24,695 will become due and payable.

      On July 2, 1995 the Company entered into an agreement with SeaCoast Electric, Inc. (SCE) for management services. SCE is owned, in part, by children of Officers and directors of the Company. The agreement calls for SCE to provide management, in the form of Chief Executive Officer and Chief Financial Officer, for all operations of all QLS subsidiaries. In exchange, the Company shall pay SCE the sum of $150,000 for management services for each fiscal year (July to June). In addition, Cambridge Academy, a subsidiary of QLS, shall pay one individual an annual salary of $50,000 for her work as Director of Education. Any unpaid salary shall be eligible for the calculation of warrants to be issued. SCE agrees to take their fees as QLS and its subsidiaries funds allow so as not to jeopardize the operations. In the event that at the end of the fiscal year SCE has not taken its entire fee, QLS shall issue a warrant for stock, with registration rights paid for by QLS, at the strike price of $0.10 per share. The number of shares shall be determined by the remaining unpaid management fee.

     The payment on the note receivable from W.T. and Glenn Young is in dispute. The Youngs have filed for the courts to make a determination on the agreement. Property was sold by W.T. Young Construction Company and the proceeds applied as a payment of the note due from the Youngs. Management's position is that an additional payment is due July 10, 1995 pursuant to the agreement. The Youngs have indicated that if the ruling is that a payment was due July 10, 1995 in addition to the proceeds of the land, they will return the property to the company and allow the proceeds already given to the Company to apply as the payment due so the note will not be in default.

NOTE 8 - OTHER ASSETS

     Other assets consist of the following:

                                                  September 30,     June 30,
                                                      1995            1995
                                                      ----            ----
     Capitalized production costs                  $ 137,100       $ 137,100
     Intangibles                                      33,437          33,437
       Less: Accumulated Depreciation                 (8,333)         (7,863)
     Other assets                                     64,795               0
                                                    ---------       ---------
           Total Other Assets                      $ 226,999       $ 162,674
                                                    =========       =========

                        PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

     An individual invested $100,0 00 in Cambridge Academy, a subsidiary of the Company, prior to the merger of Cambridge Academy with QLS, Inc. and Cambridge Academy set aside a block of stock for the individual. She subsequently passed away. The estate filed a several count complaint, all of which in essence alleges that the estate would like to recapture the full value of the investment and does not want the block of stock reserved for the individual issued to her satisfaction of the investment. The maximum possible action against the company would be to return the $100,000. Management has responded to the claim and Counsel for both parties are exploring possible settlement as well as preparing for trial.

ITEM 2.  Changes in Securities

     No changes in securities during the periods.


ITEM 3.  Defaults upon Senior Securities

     No senior securities outstanding.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     No annual or special meeting of security holders has been held in the current quarter.

ITEM 5.  Other Information

     None.


ITEM 6.  Exhibits and Reports of Form 8-K

     No exhibits as set forth in Item 601 of Regulation S-K are considered necessary in this 10-QSB filing.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Quantum Learning Systems, Inc.


Dated: November 10, 1995               By:  /s/ James K. Isenhour
                                          -----------------------------------
                                                James K. Isenhour
                                                Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       CHIEF FINANCIAL OFFICER


Dated: November 10, 1995               By:  /s/ James K. Isenhour
                                          -----------------------------------
                                                James K. Isenhour
                                                Treasurer


                                            SECRETARY


Dated: November 10, 1995               By:  /s/ Tanzee Nahas
                                          -----------------------------------
                                                Tanzee Nahas
                                                Secretary