Form 10QSB
period 1995-12-31
QUANTUM LEARNING SYSTEMS INC
filed 1996-02-14
CIK 789881

                 SECURITIES & EXCHANGE COMMISSION




                     Washington, D.C.  20549

                            FORM-10QSB

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended December 31, 1995

                                or

( )     Transition Report Pursuant to Section 13 or 15(d) of the
        Securites Exchange Act of 1934

        For the transition period from _______________ to _______________ .

        Commission File No. 0-18222

           QUANTUM LEARNING SYSTEMS, INC. (FORMERLY KNOWN AS CCR, INC.)
           ------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

             NEVADA                                         87-0432572
 -------------------------------                       --------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 1111 S.W. 17th Street, Ocala, Florida                        34474-3530
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code  (904) 620-0492

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.          Yes  X     No
                                                           -----     -----

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of December 31, 1995 was 4,246,027 (excluding treasury shares) shares.

                  PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         See attached financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Cambridge Academy, the Company's principle operating division for this period, posted strong growth, increasing its operating income 178% over the same period last year (See Note 6 to these financials).

         Consolidated revenue for the six months ended December 31, 1995 was $448,077 representing an increase of $181,478 or 68% from the six months ended December 31, 1994. The increase is primarily due to increases in Cambridge Academy educational revenues.

         Gross profit for the six months ended December 31, 1995 was $422,403, an increase of $193,141 or 84% from the six months ended December 31, 1994. The increase is due primarily to increases in Cambridge Academy educational revenues.

         Selling, general, and administrative expenses for the six months ended December 31, 1995 were $468,135, an increase of $140,901 or 43% from the three months ended December 31, 1994. The increase is due primarily to increases in educational subsidiary expenses, audit expense, and corporate administrative expense.

         Interest income for the six months ended December 31, 1995 decreased $5,032 or 12% from the six months ended December 31, 1994.

         Interest expense for the six months ended December 31, 1995 was $873, a decrease of $2,747 from the six months ended December 31, 1994.

         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, cash and cash equivalents were $12,564 compared to $6,091 at December 31, 1994. The Company generally relies upon internally generated funds to satisfy working capital needs and to fund capital expenditures.

                  QUANTUM LEARNING SYSTEMS, INC.

                   CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,        JUNE 30,
                                                     1995              1995
                                                 ------------        --------
                                                 (UNAUDITED)
               ASSETS
Current Assets:
 Cash and Cash Equivalents                       $   12,564         $        0
 Accounts and Contracts Receivable (Note 2)         253,583            178,437
 Notes Receivable, current portion (Note 3)         160,877             83,442
 Prepaid expenses and other                         471,127            539,236
                                                 ----------         ----------
    Total Current Assets                            898,151            801,115

Property and Equipment-at cost:

 Machinery and equipment                            499,172            496,010
 Furniture and fixtures                              42,470             42,470
                                                 ----------         ----------
   Total Property and Equipment                     541,642            538,480
 Less accumulated depreciation                     (209,610)          (163,322)
                                                 ----------         ----------
    Net property and equipment                      332,032            375,158

Other:
 Notes Receivable, less current portion
    (Note 3)                                      1,703,651          1,838,885
 Deferred Tax Asset                                  52,763             52,763
 Other (Note 8)                                     226,259            162,674
                                                 ----------         ----------

  Total Other Assets                              1,982,673          2,054,322
                                                 ----------         ----------

Total Assets                                     $3,212,856         $3,230,595
                                                 ----------         ----------
                                                 ----------         ----------



         See accompanying notes to financial statements.

                  QUANTUM LEARNING SYSTEMS, INC.

                   CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,        JUNE 30,
                                                     1995              1995
                                                 ------------        --------
                                                 (UNAUDITED)
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and other liabilities         $    43,441        $    63,581
 Accrued expenses                                    99,886             86,102
 Current maturities of long-term debts (Note 4)      13,649             13,649
                                                -----------        -----------
    Total current liabilities                       156,976            163,332
 Deferred Income Taxes                               52,763             52,763
 Long-term Debt, less current maturities
  (Note 4)                                           18,711             19,852
                                                -----------        -----------
    Total Liabilities                               228,450            235,947

Commitments and Contingencies (Note 7)

Stockholders' Equity: (Note 5)
 Preferred stock, $1.00 par; 1,000,000 shares
    authorized, 0 outstanding.                            0                  0
 Common stock, $.001 par; 20,000,000 shares
    authorized, 4,353,161 outstanding at Dec.
    31, 1995 and June 30, 1995                        4,353              4,353
 Additional paid-in capital                       4,547,961          4,547,961
 Retained earnings (Accumulated deficit)         (1,447,379)        (1,437,137)
 Treasury Stock, 107,134 shares at cost            (120,529)          (120,529)
                                                -----------        -----------

    Total stockholders' equity                    2,984,406          2,994,648
                                                -----------        -----------

Total Liabilities and Stockholders' Equity      $ 3,212,856        $ 3,230,595
                                                -----------        -----------
                                                -----------        -----------



            See accompanying notes to financial statements.

                  QUANTUM LEARNING SYSTEMS, INC.

               CONSOLIDATED STATEMENT OF OPERATIONS

                                          (UNAUDITED)            (UNAUDITED)
                                        SIX MONTHS ENDED      THREE MONTHS ENDED
                                          DECEMBER 31,           DECEMBER 31,
                                       -------------------   --------------------
                                         1995       1994       1995       1994
                                       --------   --------   --------   ---------
Revenues                               $448,077   $266,599   $174,420  $126,974
Cost of Sales                            25,674     37,337     13,747    10,075
                                       --------   --------   --------  --------
 Gross profit                           422,403    229,262    160,673   116,899
Selling, general, and admin. expenses   468,135    327,234    149,142   114,433
                                       --------   --------   --------  --------
Operating Income (Loss)                 (45,732)   (97,972)    11,531     2,466
Other income (expense):
 Interest income                         36,363     41,395     18,177    20,518
 Interest expense                          (873)    (3,620)      (420)   (1,810)
                                       --------   --------   --------  --------
   Total Other Income (Expense)          35,490     37,775     17,757    18,708
                                       --------   --------   --------  --------
 Income (loss) from Operations
  before Income Taxes                   (10,242)   (60,197)    29,288    21,174
 Income Tax Benefit (Expense)               -0-        -0-        -0-       -0-
                                       --------   --------   --------  --------

Net Income (Loss)                      $(10,242)  $(60,197)  $ 29,288  $ 21,174
                                       --------   --------   --------  --------
                                       --------   --------   --------  --------
Income (Loss) per common share:
 (Note 1)                              $ (.002)   $ (.014)    $ .007     $ .005









              See accompanying notes to financial statements.

                      QUANTUM LEARNING SYSTEMS, INC.

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

     FOR THE YEAR ENDED JUNE 30, 1995 AND QUARTER ENDED DEC. 31, 1995

                       PREFERRED STOCK        COMMON STOCK
                      ------------------   -----------------     ADDITIONAL
                      NUMBER OF            NUMBER OF              PAID-IN
                       SHARES    AMOUNT     SHARES   AMOUNT       CAPITAL
                      ---------  ------   ---------  -------     ----------
Balance, June 30,
 1994 (as restated)       0       $ 0     4,353,161  $ 4,353     $4,547,961

Net Loss                  0         0             0        0              0
                        ---       ---     ---------  -------     ----------

Balance, June 30,
 1995                     0         0     4,353,161    4,353      4,547,961

Net Loss                  0         0             0        0              0
                        ---       ---     ---------  -------     ----------
Balance, Dec. 31,
 1995                     0       $ 0     4,353,161  $ 4,353     $4,547,961
                        ---       ---     ---------  -------     ----------
                        ---       ---     ---------  -------     ----------











              See accompanying notes to financial statements.

                      QUANTUM LEARNING SYSTEMS, INC.

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

      FOR THE YEAR ENDED JUNE 30, 1995 AND QUARTER ENDED DEC. 31, 1995

                                                                    TOTAL
                        TREASURY          ACCUMULATED           SHAREHOLDERS'
                        STOCK             (DEFICIT)                EQUITY
                      -----------        ------------           -------------
Balance, June 30,
 1994 (as restated)   $ (120,529)        $  (765,603)            $ 3,666,182

Net Loss                       0            (671,534)               (671,534)
                      ----------         -----------             -----------

Balance, June 30,
 1995                   (120,529)         (1,437,137)              2,994,648
Net Loss                       0             (10,242)                (10,242)
                      ----------         -----------             -----------

Balance, Dec. 31,
 1995                 $ (120,529)        $(1,447,379)            $ 2,984,406
                      ----------         -----------             -----------
                      ----------         -----------             -----------










               See accompanying notes to financial statements.

                       QUANTUM LEARNING SYSTEMS, INC.

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                      ------------------------
                                                                     RESTATED
                                                        1995           1994
                                                      ---------      --------
Cash flows from operating activities:
 Net income (loss)                                    $ (10,242)     $ (60,197)
 Adjustments to reconcile net income (loss) to
  net cash from operations
    Depreciation & Amortization                          53,135         53,127
 Changes in operating assets and liabilities:
    Accounts receivable                                 (75,146)       (56,977)
    Accounts payable and accrued interest                (6,356)       (50,415)
 Other assets and liabilities                            56,349        (76,001)
                                                       --------      ---------
  Net cash provided by operating activities              17,740       (190,463)

Cash flows from investing activities:
 Purchase of fixed assets                                (3,162)        (3,100)
                                                       --------      ---------
  Net cash used by investing activities                  (3,162)        (3,100)
Cash flows from financing activities:
 Principal payments on long-term debt and
  notes payable                                          (2,014)        (2,633)
                                                       --------      ---------
  Net cash used by financing activities                  (2,014)        (2,633)
                                                       --------      ---------

Net increase (decrease) in cash and cash equivalents     12,564       (196,196)

Cash and cash equivalents at beginning of period              0        202,287
                                                       --------      ---------

Cash and cash equivalents at end of period             $ 12,564      $   6,091
                                                       --------      ---------
                                                       --------      ---------
Supplemental disclosures:
 Cash paid for:
   Interest                                            $    873      $   3,620







                See accompanying notes to financial statements.

                  QUANTUM LEARNING SYSTEMS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995
                           (UNAUDITED)


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

     EARNINGS PER SHARE

     Earnings per share have been computed based upon the weighted average number of shares outstanding during the quarter of 4,353,161 and 4,353,161 for the quarters ended December 31, 1995 and 1994, respectively. Common Stock Equivalents in the aggregate do not dilute earnings per share by more than 3%. Therefore, no change is presented.

     REVISION OF FINANCIAL STATEMENTS

     The accompanying financial statements for the quarter ended December 31, 1994 has been revised. The revisions consisted of the restatement of intangible assets and related amortization consistent with the settlement reached for the adjusted purchase price of Current Concepts Seminars ("CCS"). The original

                        QUANTUM LEARNING SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995
                                 (CONTINUED)


     REVISION OF FINANCIAL STATEMENTS (CON.)

     agreement caused the issuance of 700,000 shares of QLS common stock, but the settlement adjusts the number to 115,000 shares. The settlement was executed in March, 1995.

NOTE 2 - ACCOUNTS AND CONTRACTS RECEIVABLE

     Accounts and contracts receivable consist of the following:

                                               DECEMBER 31,       JUNE 30,
                                                   1995            1995
                                               ------------      ---------
       Trade accounts receivable                 $ 473,561       $ 385,952
       Due from related parties                      1,230               0
       Other                                           945               0
                                                 ---------       ---------
         Total Accounts Receivable                 475,736         385,952
       Less: Allowance for Bad Debts              (222,153)       (207,515)
                                                 ---------       ---------

       Accounts Receivable - Net                 $ 253,583       $ 178,437
                                                 ---------       ---------
                                                 ---------       ---------

NOTE 3 - NOTES RECEIVABLE

     Notes receivable consist of:

                                               DECEMBER 31,       JUNE 30,
                                                   1995            1995
                                               ------------      ---------
       Gulf Ventures - Interest rate of 8%;
         payments of $20,987 due December 31,
         each year.                              $  202,327      $  202,327

       W.T. Young Construction Company -
         Interest rate of 3.6%; payments of
         $150,000 plus interest on July 10,
         1995 and 1996; payments of $200,000
         plus interest on July 10, 1997 and
         1998 with the balance plus interest
         due on July 10, 1999; collateralized
         by pledge of W.T. Young Construction
         Company and the common stock of QLS
         owned by W.T. Young                      1,644,701       1,720,000

       8% note receivable from Central Florida
         Hearing dated July 31, 1995.                17,500               0

         Less current portion                      (160,877)        (83,442)
                                                -----------     -----------

       Total noncurrent note receivable         $ 1,703,651     $ 1,838,885
                                                -----------     -----------
                                                -----------     -----------

                        QUANTUM LEARNING SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1995
                               (CONTINUED)


NOTE 4 - DEBT

     Long-term debt consist of:

                                               DECEMBER 31,       JUNE 30,
                                                   1995            1995
                                               ------------      ---------
       Note payable on various financing
         leases for operating equipment          $ 32,360         $ 33,501
                                                 --------         --------

       Totals                                      32,360           33,501

       Less current maturities                    (13,649)         (13,649)
                                                 --------         --------
       Total Long-term debt                      $ 18,711         $ 19,852
                                                 --------         --------
                                                 --------         --------


     The aggregate long-term debt matures during the next five years as follows:

                                               DECEMBER 31,         JUNE 30,
                                                   1995               1995
                                               ------------         --------
                        1996                     $ 11,635           $ 13,649
                        1997                        9,651              9,651
                        1998                        7,704              7,704
                        1999                        3,370              2,497
                        2000                            0                  0
                                                 --------           --------
                        Total                    $ 32,360           $ 33,501

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

                             DECEMBER 31, 1995
                               (CONTINUED)

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

NOTE 6 - BUSINESS SEGMENT INFORMATION

     The Company's business operations consist of educational activities, seminar and publication, and video production. Segment operating information is presented for the two quarters as follows:

                                                 DECEMBER 31,     DECEMBER 31,
                                                                    RESTATED
                                                     1995             1994
                                                 ------------     ------------
       Net sales to unaffiliated customers:
         Educational                             $ 423,014         $ 237,430
         Seminar and publication                    13,063            29,169
         Video production                           12,000                 0
                                                 ---------         ---------
           Consolidated                          $ 448,077         $ 266,599
                                                 ---------         ---------
                                                 ---------         ---------

       Operating income (loss):
         Educational                             $ 122,443         $  85,398
         Seminar and publication                   (34,589)          (21,588)
         Video production                              673           (63,803)
                                                 ---------         ---------
           Consolidated                             88,527                 7
         Corporate expenses                       (134,259)          (97,979)
         Interest expenses                            (873)           (3,620)
         Interest income                            36,363            41,395
                                                 ---------         ---------
           Income (loss) before federal
             income taxes                        $ (10,242)         $(60,197)
                                                 ---------         ---------
                                                 ---------         ---------

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

                      QUANTUM LEARNING SYSTEMS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 1995
                                (CONTINUED)


NOTE 7 - COMITMENTS AND CONTINGENCIES (CON.)

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

     On July 2, 1995 the Company entered into an agreement with SeaCoast Electric, Inc. (SCE) for management services. SCE is owned, in part, by children of Officers and directors of the Company. The agreement calls for SCE to provide management, in the form of Chief Executive Officer and Chief Financial Officer, for all operations of all QLS subsidiaries. In exchange, the Company shall pay SCE the sum of $150,000 for management services for each fiscal year (July to June). In addition, Cambridge Academy, a subsidiary of QLS, shall pay one individual an annual salary of $50,000 for her work as Director of Education. Any unpaid salary shall be eligible for the calculation of warrants to be issued. SCE agrees to take their fees as QLS and its subsidiaries funds allow so as not to jeopardize the operations. In the event that at the end of the fiscal year SCE has not taken its entire fee, QLS shall issue a warrant for stock, with registration rights paid for by QLS, at the stike price of $0.10 per share. The number of shares shall be determined by the remaining unpaid management fee.

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

NOTE 8 - OTHER ASSETS

     Other assets consist of the following:

                                                  DECEMBER 31,      JUNE 30,
                                                      1995            1995
                                                  ------------     ---------
     Capitalized production costs                  $ 137,100       $ 137,100
     Intangibles                                      33,437          33,437
       Less: Accumulated Depreciation                 (8,803)         (7,863)
     Other assets                                     64,525               0
                                                   ---------       ---------
           Total Other Assets                      $ 226,259       $ 162,674
                                                   ---------       ---------
                                                   ---------       ---------

                   PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

     An individual invested $100,000 in Cambridge Academy, a subsidiary of the Company, prior to the merger of Cambridge Academy with QLS, Inc. and Cambridge Academy set aside a block of stock for the individual. She subsequently passed away. The estate filed a several count complaint, all of which in essence alleges that the estate would like to recapture the full value of the investment and does not want the block of stock reserved for the individual issued to her satisfaction of the investment. The maximum possible action against the company would be to return the $100,000. Management has responded to the claim and Counsel for both parties are exploring possible settlement as well as preparing for trial.


ITEM 2.  Changes in Securities

     No changes in securities during the periods.


ITEM 3.  Defaults upon Senior Securities

     No senior securities outstanding.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     No annual or special meeting of security holders has been held in the current quarter.


ITEM 5.  Other Information

     Quantum Learning Systems, Inc. announced that QLSI had signed a definitive agreement on February 6, 1996, for the acquisition of USPIC, Inc., a Florida corporation. The USPIC acquisition also includes its two subsidiary companies, United States Academy of Private Investigators,
     Inc., and A-1-A Collections, Inc. All are located in Deerfield Beach, Florida. QLSI is purchasing 100% of USPIC and its subsidiaries for 150,000 shares of QLSI's restricted common stock. The transaction is scheduled to close March 1, 1996.


ITEM 6.  Exhibits and Reports of Form 8-K

     No exhibits as set forth in Item 601 of Regulation S-K are considered necessary in this 10-QSB filing.

                                                            Conformed Copy

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securites Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Quantum Learning Systems, Inc.


Dated: November 10, 1995                   By:  /s/  JAMES K. ISENHOUR
                                              ----------------------------
                                                  James K. Isenhour
                                                      Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                           CHIEF FINANCIAL OFFICER


Dated: November 10, 1995                   By:  /s/  JAMES K. ISENHOUR
                                              ----------------------------
                                                   James K. Isenhour
                                                      Treasurer



                                           SECRETARY

Dated: November 10, 1995                   By:  /s/  TANZEE NAHAS
                                              ----------------------------
                                                   Tanzee Nahas
                                                    Secretary