Form 10QSB
QUANTUM LEARNING SYSTEMS INC
filed 1996-05-20
CIK 789881

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM-10QSB

(X)     Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1996

                                       or

( )     Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

        For the transition period from           to          .

Commission File No. 0-18222

           QUANTUM LEARNING SYSTEMS, INC. (formerly known as CCR, Inc.)
           ------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

             NEVADA                                        87-0432572
 -------------------------------                       ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

 1111 S.W. 17th Street, Ocala, Florida                      34474-3530
----------------------------------------               --------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (904) 620-0492
                                                       --------------------

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.          Yes    X      No
                                                 -----       -----
The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of March 31, 1996 was 4,271,027 (excluding treasury shares) shares.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         See attached financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Cambridge Academy, the Company's principle operating division for this period, posted strong growth, increasing its operating income 177% over the same period last year (See Note 6 to these financials).

         Consolidated revenue for the nine months ended March 31, 1996 was $597,245 representing an increase of $242,990 or 69% from the nine months ended March 31, 1995. The increase is primarily due to increases in Cambridge Academy educational revenues.

         Gross profit for the six months ended March 31, 1996 was $558,891, an increase of $240,106 or 75% from the nine months ended March 31, 1995. The increase is due primarily to increases in Cambridge Academy educational revenues.

         Selling, general, and administrative expenses for the nine months ended March 31, 1996 were $670,070, an increase of $194,131 or 41% from the nine months ended March 31, 1995. The increase is due primarily to increases in educational subsidiary expenses, audit expense, and corporate administrative expense.

         Interest income for the nine months ended March 31, 1996 decreased $21,532 or 35% from the nine months ended March 31, 1995.

         Interest expense for the nine months ended March 31, 1996 was $1,746, a decrease of $3,684 from the nine months ended March 31, 1995.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, cash and cash equivalents were $4,816 compared to $16,121 at March 31, 1995. The Company generally relies upon internally generated funds to satisfy working capital needs and to fund capital expenditures.

                         QUANTUM LEARNING SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31,         JUNE 30,
                                                     1996              1995
                                                     ----              ----
                                                  (UNAUDITED)
          ASSETS

Current Assets:
 Cash and Cash Equivalents                       $    4,816         $        0
 Accounts and Contracts Receivable (Note 2)         244,591            178,437
 Notes Receivable, current portion (Note 3)         160,877             83,442
 Prepaid expenses and other                         482,116            539,236
                                                 ----------         ----------
    Total Current Assets                            892,400            801,115

Property and Equipment-at cost:

 Machinery and equipment                            503,418            496,010
 Furniture and fixtures                              42,470             42,470
                                                 ----------         ----------
   Total Property and Equipment                     545,888            538,480
 Less accumulated depreciation                     (242,077)          (163,322)
                                                 ----------         ----------
    Net property and equipment                      303,811            375,158

Other:
 Notes Receivable, less current portion
    (Note 3)                                      1,703,651          1,838,885
 Deferred Tax Asset                                  52,763             52,763
 Other (Note 8)                                     251,939            162,674
                                                 ----------         ----------
  Total Other Assets                              2,008,353          2,054,322
                                                 ----------         ----------
Total Assets                                     $3,204,564         $3,230,595
                                                 ----------         ----------
                                                 ----------         ----------


                 See accompanying notes to financial statements.

                         QUANTUM LEARNING SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,        JUNE 30,
                                                      1996             1995
                                                      ----             ----
                                                   (UNAUDITED)
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and other liabilities            $   63,030       $   63,581
 Accrued expenses                                     108,405           86,102
 Current maturities of long-term debts (Note 4)        13,649           13,649
                                                   ----------       ----------
    Total current liabilities                         185,084          163,332
 Deferred Income Taxes                                 52,763           52,763
 Long-term Debt, less current maturities (Note 4)      19,584           19,852
                                                   ----------       ----------
    Total Liabilities                                 257,431          235,947

Commitments and Contingencies (Note 7)

Stockholders' Equity: (Note 5)
 Preferred stock, $1.00 par; 1,000,000 shares
    authorized, 0 outstanding.                              0                0
 Common stock, $.001 par; 20,000,000 shares
    authorized, 4,378,161 outstanding at March
    31, 1996 and 4,353,161 June 30, 1995                4,378            4,353
Additional paid-in capital                          4,572,936        4,547,961
 Retained earnings (Accumulated deficit)           (1,509,652)      (1,437,137)
 Treasury Stock, 107,134 shares at cost              (120,529)        (120,529)
                                                   ----------       ----------
    Total stockholders' equity                      2,947,133        2,994,648
                                                   ----------       ----------

Total Liabilities and Stockholders' Equity         $3,204,564       $3,230,595
                                                   ----------       ----------
                                                   ----------       ----------

                 See accompanying notes to financial statements.

                         QUANTUM LEARNING SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                           (UNAUDITED)          (UNAUDITED)
                                        NINE MONTHS ENDED    THREE MONTHS ENDED
                                             MARCH 31,            MARCH 31,
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
Revenues                               $597,245   $354,255   $149,168   $ 87,656

Cost of Sales                            38,354     35,470     12,680     (1,867)
                                       --------   --------   --------   --------
 Gross profit                           558,891    318,785    136,488     89,523

Selling, general, and admin. expenses   670,070    475,939    201,935    146,325
                                       --------   --------   --------   --------
Operating Income (Loss)                (111,179)  (157,154)   (65,447)   (56,802)

Other income (expense):
 Interest income                         40,410     61,942      4,047     20,547
 Interest expense                        (1,746)    (5,430)      (873)    (1,810)
                                       --------   --------   --------   --------
   Total Other Income (Expense)          38,664     56,512      3,174     18,737
                                       --------   --------   --------   --------
 Income (loss) from Operations
  before Income Taxes                   (72,515)  (100,642)   (62,273)   (38,065)

 Income Tax Benefit (Expense)             -0-        -0-        -0-        -0-
                                       --------   --------   --------   --------
Net Income (Loss)                      $(72,515) $(100,642)  $(62,273)  $(38,065)
                                       --------   --------   --------   --------
                                       --------   --------   --------   --------
Income (Loss) per common share:
 (Note 1)                              $ (.017)  $   (.024)  $  (.014)  $ (.009)




                 See accompanying notes to financial statements.

                         QUANTUM LEARNING SYSTEMS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE YEAR ENDED JUNE 30, 1995 AND QUARTER ENDED MAR. 31, 1996


                       PREFERRED STOCK           COMMON STOCK
                    ---------------------     -----------------      ADDITIONAL
                    NUMBER OF                 NUMBER OF               PAID-IN
                     SHARES       AMOUNT       SHARES    AMOUNT       CAPITAL
                     ------       ------       ------    ------       -------
Balance, June 30,
 1994 (as restated)     0         $    0     4,353,161  $ 4,353    $ 4,547,961

Net Loss                0              0             0        0              0
                       ---        ------     ---------  -------    -----------

Balance, June 30,
 1995                   0              0     4,353,161    4,353      4,547,961
Stock Issued                                    25,000       25         24,975
Net Loss                0              0             0        0              0
                       ---        ------     ---------  -------    -----------
Balance, Mar. 31,
 1996                   0        $     0     4,378,161  $ 4,378    $ 4,572,936
                       ---        ------     ---------  -------    -----------
                       ---        ------     ---------  -------    -----------


                 See accompanying notes to financial statements.

                         QUANTUM LEARNING SYSTEMS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE YEAR ENDED JUNE 30, 1995 AND QUARTER ENDED MAR. 31, 1996




                                                            TOTAL
                TREASURY          ACCUMULATED           SHAREHOLDERS'
                 STOCK             (DEFICIT)               EQUITY
                 -----             ---------               ------
              $ (120,529)        $  (765,603)            $ 3,666,182

                       0            (671,534)               (671,534)
              ----------         -----------             -----------



                (120,529)         (1,437,137)              2,994,648
                       0                   0                  25,000
                       0             (72,515)                (72,515)
              ----------         -----------             -----------

              $ (120,529)        $(1,509,652)            $ 2,947,133
              ----------         -----------             -----------
              ----------         -----------             -----------






                 See accompanying notes to financial statements.

                         QUANTUM LEARNING SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                                      RESTATED
                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
 Net income (loss)                                    $ (72,515)     $(100,642)
 Adjustments to reconcile net income (loss) to
    net cash from operations
      Depreciation & Amortization                        85,862         81,319
 Changes in operating assets and liabilities:
        Accounts receivable                             (66,154)        (5,852)
        Accounts payable and accrued interest            46,752        (80,863)
 Other assets and liabilities                            18,547        (73,215)
                                                      ---------      ---------
    Net cash provided by operating activities            12,492       (179,253)

Cash flows from investing activities:
 Purchase of fixed assets                                (7,408)        (3,100)
                                                      ---------      ---------
    Net cash used by investing activities                (7,408)        (3,100)

Cash flows from financing activities:
 Principal payments on long-term debt and
    notes payable                                          (268)        (3,813)
                                                      ---------      ---------
      Net cash used by financing activities                (268)        (3,813)
                                                      ---------      ---------
Net increase (decrease) in cash and cash equivalents      4,816       (186,166)

Cash and cash equivalents at beginning of period              0        202,287
                                                      ---------      ---------
Cash and cash equivalents at end of period             $  4,816      $  16,121
                                                      ---------      ---------
                                                      ---------      ---------
Supplemental disclosures:
 Cash paid for:
    Interest                                           $  1,746      $   5,430











                 See accompanying notes to financial statements.

                         QUANTUM LEARNING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


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

     EARNINGS PER SHARE

     Earnings per share have been computed based upon the weighted average number of shares outstanding during the quarter of 4,358,536 and 4,353,161 for the quarters ended March 31, 1996 and 1995, respectively. Common Stock Equivalents in the aggregate do not dilute earnings per share by more than 3%. Therefore, no change is presented.

     REVISION OF FINANCIAL STATEMENTS

     The accompanying financial statements for the quarter ended March 31, 1995 has been revised. The revisions consisted of the restatement of intangible assets and related amortization consistent with the settlement reached for the adjusted purchase price of Current Concepts Seminars ("CCS"). The original

                         QUANTUM LEARNING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (CONTINUED)


     REVISION OF FINANCIAL STATEMENTS (CON.)

     agreement caused the issuance of 700,000 shares of QLS common stock, but the settlement adjusts the number to 115,000 shares. The settlement was executed in March, 1995.

NOTE 2 - ACCOUNTS AND CONTRACTS RECEIVABLE

     Accounts and contracts receivable consist of the following:

                                                  MARCH 31,       JUNE 30,
                                                    1996            1995
                                                    ----            ----
       Trade accounts receivable                 $ 464,569       $ 385,952
       Due from related parties                      1,230               0
       Other                                           945               0
                                                 ---------       ---------
         Total Accounts Receivable                 466,744         385,952
       Less: Allowance for Bad Debts              (222,153)       (207,515)
                                                 ---------       ---------
       Accounts Receivable - Net                 $ 244,591       $ 178,437
                                                 ---------       ---------
                                                 ---------       ---------

NOTE 3 - NOTES RECEIVABLE

     Notes receivable consist of:

                                                     MARCH 31,       JUNE 30,
                                                       1996            1995
                                                       ----            ----
       Gulf Ventures - Interest rate of 8%;
         payments of $20,987 due December 31,
         each year.                               $   202,327     $   202,327

       W.T. Young Construction Company -
         Interest rate of 3.6%; payments of
         $150,000 plus interest on July 10,
         1995 and 1996; payments of $200,000
         plus interest on July 10, 1997 and
         1998 with the balance plus interest
         due on July 10, 1999; collateralized
         by pledge of W.T. Young Construction
         Company and the common stock of QlS
         owned by W.T. Young                        1,644,701       1,720,000

       8% note receivable from Central Florida
         Hearing dated July 31, 1995.                  17,500               0

         Less current portion                        (160,877)        (83,442)

       Total noncurrent note receivable           $ 1,703,651     $ 1,838,885
                                                  -----------     -----------
                                                  -----------     -----------

                         QUANTUM LEARNING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (CONTINUED)


NOTE 4 - DEBT

     Long-term debt consist of:

                                                 MARCH 31,          JUNE 30,
                                                   1996               1995
                                                   ----               ----
       Note payable on various financing
         leases for operating equipment          $ 33,233           $ 33,501
                                                 --------           --------
       Totals                                      33,233             33,501

       Less current maturities                    (13,649)           (13,649)
                                                 --------           --------
       Total Long-term debt                      $ 19,584           $ 19,852
                                                 --------           --------
                                                 --------           --------

     The aggregate long-term debt matures during the next five years as follows:

                                                  MARCH 31,          JUNE 30,
                                                    1996               1995
                                                    ----               ----
                        1996                     $ 11,635           $ 13,649
                        1997                        9,651              9,651
                        1998                        7,704              7,704
                        1999                        4,243              2,497
                        2000                            0                  0
                                                 --------           --------
                        Total                    $ 33,233           $ 33,501

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

     On June 1, 1994, the Management of the Company approved a new director. As compensation for services, the Company issued warrants for the purchase of 50,000 shares of common stock at $.50 per share. The warrants shall be effective for a period of five years from the date of issue. These warrants have been cancelled.

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

                         QUANTUM LEARNING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (CONTINUED)

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


NOTE 6 - BUSINESS SEGMENT INFORMATION

     The Company's business operations consist of educational activities, seminar and publication, and video production. Segment operating information is presented for the two quarters as follows:

                                                                    MARCH 31,
                                                  MARCH 31,         RESTATED
                                                    1996              1995
                                                    ----              ----
       Net sales to unaffiliated customers:
         Educational                             $ 567,992         $ 320,330
         Seminar and publication                    17,253            33,925
         Video production                           12,000                 0
                                                 ---------         ---------
           Consolidated                          $ 597,245         $ 354,255
                                                 ---------         ---------
                                                 ---------         ---------
       Operating income (loss):
         Educational                             $ 105,134         $  65,648
         Seminar and publication                   (54,539)          (15,483)
         Video production                          (21,982)          (85,109)
                                                 ---------         ---------
           Consolidated                             28,613           (34,944)
         Corporate expenses                       (139,792)         (122,210)
         Interest expenses                          (1,746)           (5,430)
         Interest income                            40,410            61,942
                                                 ---------         ---------
           Income (loss) before federal
             income taxes                        $ (72,515)        $(100,642)
                                                 ---------         ---------
                                                 ---------         ---------

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Prior to the commencement of its office lease, the Company issued 25,000 shares of its common stock to the landlord of its corporate offices for debt owed. The landlord is to sell the shares at a rate of no more than 2,000 shares per day to satisfy the debt. This stock was issued
     April 5, 1994.

                         QUANTUM LEARNING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1996
                                (CONTINUED)


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

NOTE 8 - OTHER ASSETS

     Other assets consist of the following:

                                                     MARCH 31,       JUNE 30,
                                                       1996            1995
                                                       ----            ----
     Capitalized production costs                  $ 137,100       $ 137,100
     Intangibles                                      33,437          33,437
       Less: Accumulated Amortization                 (9,063)         (7,863)
     Other assets                                     90,465               0
                                                   ---------       ---------
           Total Other Assets                      $ 251,939       $ 162,674
                                                   ---------       ---------
                                                   ---------       ---------

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


ITEM 2.  Changes in Securities

     The Company issued 25,000 Common Shares on February 2, 1996 for professional services pursuant to a Form S-8 Registration Statement.


ITEM 3.  Defaults upon Senior Securities

     No senior securities outstanding.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     No annual or special meeting of security holders has been held in the current quarter.


ITEM 5.  Other Information

     Quantum Learning Systems, Inc. announced that QLSI had signed a definitive agreement on February 6, 1996, for the acquisition of USPIC, Inc., a Florida corporation. The USPIC acquisition also includes its two subsidiary companies, United States Academy of Private Investigators, Inc., and A-1-A Collections, Inc. All are located in Deerfield Beach, Florida. QLSI is purchasing 100% of USPIC and its subsidiaries for 150,000 shares of QLSI's restricted common stock. The transaction is scheduled to close March 1, 1996. On April 4, 1996 Quantum Learning Systems, Inc. rescinded their definitive agreement for the acquisition of USPIC, Inc.

     On May 7, 1996, the Registrant entered into a definitive agreement to acquire 100% of Corporacion Pipasa, S.A. ("Pipasa"), a Costa Rican private company, in a tax-free exchange. The Registrant will issue an aggregate of 25,600,000 of its common shares to the shareholders of Pipasa. Initially, the Registrant will only acquire approximately 65% of Pipasa in exchange for approximately 16,640,000 of its common shares. The remaining approximately 35% of Pipasa is expected to be acquired within the next twelve months. This entire transaction is subject to the approval of the shareholders of the Registrant, which includes the authorization of sufficient additional common shares to complete the transaction, approval of the resignation of the current officers and directors of the Registrant and their replacement by new management, the approval of the disposal of all current operations of the Registrant contemporaneously with the acquisition of Pipasa and in such manner as to estoppel any contingent liability, and the change of the name of Registrant to "Costa Rica International Holdings, Inc." or a derivation

                           PART II - OTHER INFORMATION
                                   (CONTINUED)


ITEM 5.  Other Information (continued)

     thereof acceptable to regulatory authorities. Pipasa's main line of business is the production and marketing of poultry products. Audited financial statements for the year ended September 30, 1995 and unaudited financial statements for the six months ended March 31, 1996 are included as Exhibit A.

                                    EXHIBIT A
                                   FORM 10QSB
                                 MARCH 31, 1996
                              FINANCIAL STATEMENTS
                            CORPORACION PIPASA, S.A.







                                Table of Contents





Independent Auditor's Report



                                                                 EXHIBIT
                                                                 -------

Balance Sheet                                                       A
Statement of Earnings                                               B
Statement of Stockholder's Equity                                   C
Statement of Changes in Financial Position                          D







Summary of Accounting Policies
Notes to Financial Statements

                         VENEGAS, PIZARRO, UGARTE Y CO.
                         CONTADORES PUBLICOS AUTORIZADOS





The Shareholders
Corporacion Pipasa, S.A.



     We have audited the balance sheet of Corporacion Pipasa, S.A. as of September 30, 1995 and the related statements of earnings, stockholder's equity and changes in financial position for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes the examination, on a test basis, of the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     The Generally Accepted Accounting Principles require that Fixed Assets be registered at cost; however, the Generally Accepted Accounting Principles adopted by the Costa Rican Institute of Certified Public Accountants, allows the revaluation of fixed assets. For the purpose of presenting Fixed Assets valued at cost, we have reversed all fixed assets revaluations applied by Corporacion Pipasa, S.A., which has originated changes in the financial statements, described in Note 7.

     We have issued another Audit Report dated December 1, 1995, corresponding to the 1995 financial statements, which does include fixed assets revaluations.

     In our opinion, except for what is indicated in the preceeding paragraphs, the accompanying financial statements present fairly the financial position of the Corporation as of September 30, 1995 and the results of its operations, the changes in the stockholder's equity, and the changes in financial position for the year then ended, in conformity with generally accepted accounting principles.




                              Lic. Eithel Pizarro Mendez
                              Certified Public Accountant
                                            Partner


December 1, 1995

                            CORPORACION PIPASA, S.A.
                          (BELEN, HEREDIA, COSTA RICA)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1995
                                 (U.S. DOLLARS)


                                           NOTES

          ASSETS

Current Assets:

     Cash and banks                                           $ 1,028,330
     Marketable securities                                      1,324,353
     Notes receivable                         2                 1,963,312
     Accounts receivable, net                 3                 4,433,540
     Inventories, net                         4                 5,984,909
     Prepaid expenses                         5                   152,289
                                                              -----------
        Total current assets                                   14,886,733
                                                              -----------
                                                              -----------

     Long term investments                    6                 1,702,336
     Property, Plant and equipment, net       7                28,338,082
     Forestry rights                                              657,961
     Copyrights, trademarks, goodwill, net                        151,410
     Guarantee deposits                                           145,872
     Other assets                                                   8,806
                                                              -----------
        Total assets                                          $45,891,200
                                                              -----------
                                                              -----------


     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

     Notes payable                            8               $ 9,159,313
     Accounts payable                         9                 3,680,361
     Allowance for Christmas bonus                                371,800
     Allowance for severance pay             10                    63,858
     Accumulated expenses                                         653,022
     Estimated income tax                    10                    87,005
                                                              -----------
        Total current liabilities                              14,015,359
                                                              -----------
                                                              -----------

Long term liabilities:
     Long term accounts payable                                    14,480
     Long term notes payable                  8                 2,383,500
                                                              -----------
        Total long term liabilities                             2,397,980
                                                              -----------
        Total liabilities                                     $16,413,339
                                                              -----------
                                                              -----------

                            CORPORACION PIPASA, S.A.
                           (BELEN, HERDIA, COSTA RICA)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1995
                                 (U.S. DOLLARS)
                                   (CONTINUED)


                                                  NOTES


Stockholder's equity:
   Common stock, authorized and issued
   2,500,000 shares of $8.40 par value
   each (47.11 without the effect of the
   capitalization of fixed assets
   revaluation)                                    7, 14        $ 17,769,881
Titulos de capital, common and nominal
   1,500,000 certificates of a par value
   $6.64 each, which can be issued in
   certificates of six shares ($0.34
   without the effect of the capitalization
   of assets revaluation)                          7, 14             505,511
Preferred nominal shares class "c" 186,431
   shares issued which bear a fixed dividend
   of 10% per year of a par value of
   $6.18 each                                     14, 15           1,151,491
Preferred nominal shares class "c" 131,400
   shares issued, which bear an annual
   dividend equal to the interbank rate
   published by the Central Bank of Costa
   Rica, revisable and adjustable every month,
   plus two additional points, of a par value
   of $6.50 each                                  14, 15             853,948
Stockholder's contributions for future
   capital increase                                                      -
Additional paid-in capital                                               -
Fixed assets revaluation surplus                     7                   -
Legal reserve                                                        518,884

Retained earnings                                                  8,678,146
                                                                 -----------
   Total stockholder's equity                                     29,477,861
                                                                 -----------

   Contingent liabilities                         10, 11


   Total liabilities and stockholder's equity                    $45,891,200
                                                                 -----------
                                                                 -----------


   See accompanying notes to financial and summary of accounting policies.

                            CORPORACION PIPASA, S.A.
                          (BELEN, HEREDIA, COSTA RICA)
                              STATEMENT OF EARNINGS
                      FOR THE YEAR ENDED SEPTEMBER 30, 1995
                                 (U.S. DOLLARS)



                                               NOTES


Net sales                                                        $57,396,036
Cost of sales                                    7                40,198,185
                                                                 -----------
   Gross profit                                                   17,197,851
                                                                 -----------

Operating expenses:
   Selling                                                         6,265,603
   Export                                                            143,963
   General and administrative                                      4,916,216
                                                                 -----------
     Total operating expenses                    7                11,325,782
                                                                 -----------
         Operating profit                                          5,872,069

Other income                                    12                 1,224,590
Foreign currency translation gain               17                   437,498
Other expenses                                  13                 3,255,691
                                                                 -----------
   Net earnings before income taxes                                4,278,466

Estimated income tax                            10                   230,618
                                                                 -----------
   Net earnings                                  7               $ 4,047,848
                                                                 -----------
                                                                 -----------


  See accompanying notes to financial and summary of accounting policies.

                            CORPORACION PIPASA, S.A.
                          (BELEN, HEREDIA, COSTA RICA)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 1995
                                 (U.S. DOLLARS)



                                             NOTES


Capital stock:
   Balance at the beginning of the year                         $ 21,005,497
   Less, adjustment to fixed assets
   revaluation                                 7                   3,235,616
                                                                 -----------
   Balance at the end of the year                                 17,769,881
                                                                 -----------

Titulos de capital:
   Balance at the beginning of the year                                -
   Capitalization of fixed assets revaluation
   surplus                                                         9,452,936
   Capitalization of retained earnings                               505,511
                                                                 -----------
                                                                   9,958,447
                                                                 -----------

Less, adjustment to fixed assets
   revaluation                                 7                   9,452,936
                                                                 -----------
Balance at the end of the year                                       505,511
                                                                 -----------
Preferred shares:
   Balance at the beginning of the year                            1,628,717
   Transferred from stockholder's
     contributions for future capital
     increases                                                       376,722
                                                                 -----------
   Balance at the end of the year                                  2,005,439
                                                                 -----------
Stockholder's contributions for future
   capital increases:
     Balance at the beginning of the year                            408,008
     Increase during the year                                          3,154
     Less, transferences to preferred shares                         376,722
     Other decreases                                                  34,440
                                                                 -----------
     Balance at the end of the year                                    -
                                                                 -----------
                                                                 -----------

                            CORPORACION PIPASA, S.A.
                          (BELEN, HEREDIA, COSTA RICA)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 1995
                                 (U.S. DOLLARS)


                                               NOTES


Additional paid-in capital
   Balance at the beginning of the year                               27,083
   Decrease during the year                                           27,083
   Transfer to preferred shares                                        -
                                                                 -----------
     Balance at the end of the year                                    -
                                                                 -----------

Fixed assets revaluation surplus:
   Balance at the beginning of the year          7                 9,338,777
   Increase during the year                                          169,776
   Capitalized the capital shares                                  9,452,936
   Decrease during the year                                           55,617
                                                                 -----------
     Balance at the end of the year                                    -
                                                                 -----------
Legal reserve:
   Balance at the beginning of the year                              371,306
   Increase during the year                                          147,578
                                                                 -----------
     Balance at the end of the year                                  518,884
                                                                 -----------
Retained earnings:
   Balance at the beginning of the year          7                 6,698,612
   Add:
     Net earnings                                7                 4,047,848
     Adjustment to income tax                                          -
   Deduct:
     Dividends paid                                                1,414,596
     Adjustment to income tax                                            629
     Transferred to capital shares                                   505,511
     Transferred to legal reserve                                    147,578
                                                                 -----------
       Balance at the end of the year                              8,678,146
                                                                 -----------
         Total stockholder's equity                              $29,477,861
                                                                 -----------
                                                                 -----------


  See accompanying notes to financial and summary of accounting policies.

                            CORPORACION PIPASA, S.A.
                          (BELEN, HEREDIA, COSTA RICA)
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                      FOR THE YEAR ENDED SEPTEMBER 30, 1995
                                  (U.S DOLLARS)



Funds provided by operating activities:

   Net earnings for the year                                     $ 4,047,848
   Add charges that do not require cash disbursements:
     Increase in allowance for doubtful accounts                      49,762
     Depreciation                                                  1,275,566
                                                                 -----------
                                                                   5,373,176

Net change in assets and liabilities relating to
   operating activities:
     Decrease (increase) in assets:
       Accounts receivable                                          (414,448)
       Inventories                                                   871,993
       Prepaid expenses                                               92,913
       Notes receivable                                             (488,413)
     Increase (decrease) in liabilities:
       Accountants payables                                          307,081
       Accumulated expenses                                          (82,639)
       Estimated income tax                                           62,845
       Allowance for Christmas bonus                                (107,534)
       Allowance for severance pay                                  (146,726)
                                                                 -----------
Net cash provided by operating activities                          5,468,248
                                                                 -----------
Funds provided by financing activities:
   Notes payable                                                     416,685
   Bank overdrafts                                                  (227,615)
   Stockholder's contributions for future
     capital increases                                               (31,286)
   Additional paid-in capital                                        (27,083)
   Dividends paid                                                 (1,414,596)
                                                                 -----------
Net cash provided by financing activities                         (1,283,895)
                                                                 -----------
Funds provided by investing activities:
   Marketable securities                                            (756,329)
   Long term investments                                             221,864
   Forestry rights                                                  (103,734)
   Copyrights, trademarks, and goodwill                              (12,895)
   Guarantee deposits                                                (12,366)
   Other assets                                                        3,994
   Machinery, furniture and equipment                             (3,316,041)
                                                                 -----------
Net cash used by investing activities                             (3,975,507)
                                                                 -----------

Net increase in cash                                                 208,846
Cash balance, at beginning of year                                   819,484
                                                                 -----------
Cash balance, at end of year                                     $ 1,028,330
                                                                 -----------
                                                                 -----------


  See accompanying notes to financial and summary of accounting policies.

                           CORPORACION PIPASA, S.A.
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             SEPTEMBER 30, 1995
                            (STATED U.S. DOLLARS)


The financial position, the results of the operations, the statement of stockholder's equity and the statement of changes in the financial position of Corporacion Pipasa, S.A. are presented in conformity with generally accepted accounting principles. Some of the most important accounting policies are the following:

INVENTORIES

Finished products inventories, developing poultry, production poultry, raw materials, and replacement parts and supplies are valued at cost.

In transit merchandise is valued at the invoiced cost.

PROPERTY, PLANT AND EQUIPMENT

Property, buildings, leased property improvements, machinery and equipment, furniture and equipment, vehicles, poultry equipment and other fixed assets are stated at cost of acquisition or construction.

Profit or loss resulting from the sale or retirement of fixed assets are included in the results of the period in which the transaction originated.

Significant renewals and improvements are capitalized while expenditures for maintenance, repairs, and minor renewals which do not increase the useful life of the asset are charged to operations as incurred.

Depreciation is computed using the straight-line method, based on the useful life of the asset for both financial and income tax purposes.

SEVERANCE PAY

Under Costa Rican law, employees not dismissed for misconduct or leaving of their own accord are entitled to severance pay equal to one month's salary for each year of continous service, up to a maximum of eight month's salary. The Company accumulates a provision to partially cover this contingent liability, and in addition, transfers 5% of the payroll to ASEPIPASA to cover part of the severance pay liability. Also, it pays PROVIDA with 1.5% or 2% of the payroll for those employees who have signed for the additional supplementary pension plan. According to the above, the contingent liability for severance pay is 3.33% in some cases and in other cases 1.83% or 1.33%.

                           CORPORACION PIPASA, S.A.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                           (STATED IN U.S. DOLLARS)


(1) ORGANIZATION

On January 7, 1991, Akron, S.A. merged with the following corporations:
Industrias Derivados de Pollo, S.A. (Idepo, S.A.), Retisa, S.A., Servicios Multiple Pipasa (Semupi, S.A.), Avicola Chacara, S.A., Concentrados Belen, S.A., Empolladora Belen, S.A., Granja Avicola Monica, S.A., Planta Procesadora de Aves, S.A., Grupo Pipasa, S.A., Productores de Huevo Fertil, S.A. (Prohufe, S.A.) and El Polluelo, S.A. prevailing the name of the company as Akron, S.A.. Sometime afterwards the articles of incorporation were amended and the company's name was switched to Corporacion Pipasa, S.A. The Corporation is domiciled in La Ribera district, Belen country Heredia province, Republic of Costa Rica.

Although Corporacion Pipasa, S.A. was formed on January 7, 1991, the necessary legal documents were signed on February 15, 1991. Settlement of the accounts for the merger was taken on January 31, 1991.

The main line of business of the Company is the production and marketing of poultry products.

(2) NOTES RECEIVABLE

Notes receivable are summarized as follows:


     Commercial                                               $   216,098
     Shareholders                                               1,586,702
     Others                                                       160,512
                                                              -----------
                                                              $ 1,963,312
                                                              -----------
                                                              -----------


(3) ACCOUNTS RECEIVABLE

Short term accounts receivable are detailed as follows:


     Commercial                                              $ 4,040,809
     Officers and employees                                       51,125
     Others                                                      519,779
                                                             -----------
                                                               4,611,713
     Allowance for doubtful accounts                             178,173
                                                             -----------
                                                             $ 4,433,540
                                                             -----------
                                                             -----------


(4) INVENTORIES

Inventories are detailed as follows:

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                            (STATED IN U.S. DOLLARS)
                                   (CONTINUED)


     Finished products                                        $ 1,079,915
     Production poultry                                         3,077,024
     Materials and supplies                                     1,085,012
     Raw materials                                              1,125,653
     In-transit                                                    47,455
     Other                                                          1,262
                                                              -----------
                                                                6,416,321
     Allowance for renewal of production poultry                  431,412
                                                              -----------
                                                              $ 5,984,909
                                                              -----------
                                                              -----------


(5) PREPAID EXPENSES

Prepaid expenses are summarized as follows:

     Prepaid insurance                                        $    57,736
     Prepaid interest                                              42,150
     Vehicles rights and taxes                                      5,528
     Prepaid rent                                                  32,318
     Others                                                        14,557
                                                              -----------
                                                              $   152,289
                                                              -----------
                                                              -----------


(6) LONG TERM INVESTMENTS

Long term investments at cost are detailed as follows:

Rincon de los Toros, S.A. (100% ownership)                     $   407,424
Cerveceria Americana, S.A. (9% ownership)                        1,162,064
Lineas Aereas Costarricense, S.A.                                    1,263
Club Campestre Espanol                                               2,173
Certificates of Deposit, Corporacion Privada of
 Inversiones de Centroamerica, S.A.                                 81,173
Hotel Fiesta de Playa Shares                                        33,557
Certificates of Deposit, Banco Nacional de Costa Rica               13,487
Others                                                               1,195
                                                               -----------
                                                               $ 1,702,336
                                                               -----------
                                                               -----------

As of September 30, 1995, the market value of the Corporation's investment in shares of Cerveceria Americana, S.A. is not known.

The generally accepted accounting principles require that Corporaction
Pipasa, S.A. consolidate its financial statements as of September 30, 1995 with those of Rincon de los Toros, S.A. since it owns 100% of the common stock. Nevertheless, Corporacion Pipasa, S.A. does not consolidate its financial statements since Rincon de los Toros, S.A. does not have operations.

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                            (STATED IN U.S. DOLLARS)
                                   (CONTINUED)


The following is a summary of the balance sheet and income statement of Rincon de los Toros, S.A. as of September 30, 1995, which were not audited:


                            RINCON DE LOS TOROS, S.A.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1995
                            (STATED IN U.S. DOLLARS)


ASSETS

   Land                                                              416,478
                                                                ------------
                                                                $    416,478
                                                                ------------
                                                                ------------

LIABILITIES AND STOCKHOLDER'S EQUITY

   Liabilities

     Notes and accounts payable                                 $      1,838
                                                                ------------

STOCKHOLDER'S EQUITY

   Common stock                                                        4,527
   Additional paid-in capital                                        455,818
   Donated Capital                                                     4,292
   Accumulated loss                                                   49,997
                                                                ------------
     Total stockholder's equity                                      414,640
                                                                ------------
                                                                $    416,478
                                                                ------------
                                                                ------------


                            RINCON DE LOS TOROS, S.A.
                                INCOME STATEMENT
                      FOR THE YEAR ENDED SEPTEMBER 30, 1995
                            (STATED IN U.S. DOLLARS)


   Income                                                         $   -
   Expenses                                                           -
                                                                  --------
     Net profit                                                   $   -
                                                                  --------
                                                                  --------


On October 15, 1995, as stated in minute 17 of the General Assembly, it was agreed to merge Rincon de los Toros, S.A. with Corporacion Pipasa, S.A. prevailing Corporacion Pipasa, S.A.

The merging of the two companies will be made official a month after this resolution is published on the newspaper "La Gaceta."

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                            (STATED IN U.S. DOLLARS)
                                   (CONTINUED)


(7) PROPERTY, PLANT AND EQUIPMENT

Property, machinery and equipment at cost are summarized as follows:

Land                                                                $ 5,967,415
Construction in progress                                              1,421,099
Buildings and installations                                          13,607,768
Plant, machinery and equipment                                        7,679,965
Furniture and equipment                                                 740,249
Vehicles                                                              3,178,354
Computer equipment                                                      416,102
Other equipment                                                       1,226,844
Hand tools                                                               51,782
Water wells                                                              87,496
Advertising signs and display                                           576,626
Poultry feeding equipment                                                70,236
Poultry feeding and transporting equipment                               72,633
Miscellaneous farm equipment                                             41,287
Machinery in-transit                                                     53,020
                                                                    -----------
                                                                     35,190,876
                                                                    -----------

     Less, accumulated depreciation                                   6,852,794
                                                                    -----------
                                                                    $28,338,082
                                                                    -----------
                                                                    -----------


For the purpose of presenting the Fixed Assets valued at cost, we have reversed the revaluation of fixed assets applied by Corporacion Pipasa, S.A., which has been carried out in many opportunities. This reversal has originated the following effects:

COMMON STOCK:

Presents a decrease of $3,235,616 given that there was a capitalization of fixed assets revaluation surplus transferred to this account. The reversal of the fixed assets revaluation caused the value of the common stock to change from $8.40 to $7.11.

TITULOS DE CAPITAL:

It is decreased in the sum of $9,452,936, given that this amount originated from a capitalization of fixed assets revaluation surplus. The reversal of the fixed assets revaluation caused the value of the Titulos de Capital to change from $6.64 to $0.34.

RETAINED EARNINGS:

Presents an increase of $400,216 which originated from fixed assets revaluation depreciation expense, corresponding to past periods.

NET EARNINGS:

Presents an increase of $775,373 originating from fixed assets revaluation depreciation expense, corresponding to the 1995 period.

                            CORPORACION PIPASA, S.A.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                           (STATED IN U.S. DOLLARS)
                                  (CONTINUED)


Depreciation expense was computed by the straight line method and was allocated as follows:

     Factory overhead                                            $   770,366
     Sales expenses                                                  393,751
     General and administrative expenses                             111,449
                                                                 -----------
                                                                 $ 1,275,566
                                                                 -----------
                                                                 -----------

(8) NOTES PAYABLE

Short term notes payable are detailed as follows:

     Certificates of Deposit                                    $ 3,183,895
     Banks                                                        4,501,479
     Other                                                        1,473,939
                                                                -----------
                                                                $ 9,159,313
                                                                -----------
                                                                -----------

Long term notes payable are detailed as follows:

     Certificates of Deposit                                   $   201,338
     Banks                                                       2,139,213
     Other                                                          42,949
                                                               -----------
                                                               $ 2,383,500
                                                               -----------
                                                               -----------

Land and buildings, machinery and equipment, and vehicles are pledged as guarantee of notes to banks.

Long-term notes due to banks and others will mature in the following years ending September 30, 1995:

     1997                                                       $ 1,159,115
     1998                                                           433,253
     1999                                                           490,365
     2000                                                           192,932
     2001 and over                                                  107,835
                                                                -----------
                                                                $ 2,383,500
                                                                -----------
                                                                -----------

As of September 30, 1995, long term notes bear an annual interest of 23.93%, 30.50%, 31.25%, 35.10%, 35.50%, 35.94%, 36.00%, 37.50%, 38.00%, 39.00%, and
40.00%.


(9) ACCOUNTS PAYABLE

Accounts payable are detailed as follows:

     Suppliers                                                  $ 3,167,484
     Payroll withholdings and taxes                                 477,669
     Other                                                           35,208
                                                                -----------
                                                                $ 3,680,361
                                                                -----------
                                                                -----------

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                            (STATED IN U.S. DOLLARS)
                                   (CONTINUED)


(10) CONTINGENT LIABILITIES

Under Costa Rican law, employees not dismissed for misconduct or leaving of their own accord are entitled to severance pay equal to one month's salary of each year of continous service, up to a maximum of eight month's salary. Also, employees that retire under the Costa Rican Social Security System are entitled to the same benefit. It is the Company's policy to accumulate a provision to cover this contingent liability (see note on severance pay in the summary of significant accounting policies).

The fiscal authorities could review the income tax returns of the Corporation for the years ended on September 30, 1995, 1994, 1993, and 1992.

Sales tax returns of the Corporation could be reviewed by the fiscal authorities.

(11) PENDING LAWSUITS

As of September 30, 1994, there was a civil responsibility lawsuit arising from a court decision on a criminal charge involving a corporation vehicle with bodily injuries. The plaintiff had estimated such responsibility in U.S. $99,682 but the Court had not accepted such estimate. This lawsuit was ruled in favor of the corporation on the grounds of refusal of incapacity alleged by the plaintiff, for which the case was closed.

The plaintiff has introduced a new lawsuit based on identical terms, as a new process which was notified on November 1, 1995. At the present time, a plea is being made for this lawsuit.

(12) OTHER INCOME

Other income is detailed as follows:

     Interest                                                $   392,519
     Exchange differences                                        134,147
     Certificados de Abono Tributario                             68,773
     Gain on disposal of operational assets                      112,738
     Breading material                                            31,500
     Sales of scrap                                               49,850
     Liabilities adjustment                                      104,275
     Others                                                      330,788
                                                             -----------
                                                             $ 1,224,590
                                                             -----------
                                                             -----------

                            CORPORACTION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                            (STATED IN U.S. DOLLARS)
                                   (CONTINUED)


(13) OTHER EXPENSES

Other expenses are detailed as follows:

     Interest and commissions                               $ 2,656,509
     Exchange differences                                       326,992
     Discarded products                                           4,870
     Non-deductible expenses                                     24,640
     Inventory differences                                       45,596
     Loss of fixed assets                                         8,984
     Breading, marinade, batter, and roasting material           36,310
     Legal expenses                                              54,460
     Others                                                      67,330
                                                            -----------
                                                            $ 3,255,691
                                                            -----------
                                                            -----------


As agreed on December 3, 1994, before notary public Lic. Rafael Angel Morales Soto, the capital stock of the corporation was modified as follows:

     a. Founder's nominal common shares, class "A", does not change, remaining at 2,000,000 shares issued and paid with a par valued of U.S. $8.40 each (U.S. $17,769,881).

     b. Class "B" nominal common shares at U.S. $4,853,424 authorized 500,000 issued (See note 7).

     c. Class "C" preferred shares remain at U.S. $1,628,717 authorized, of which $2,005,439 have been issued.

     d. A new class of preferred shares is authorized for up to U.S. $1,301,914, which refer to 200,000 nominal preferred shares of class "D" of a par value of $6.51 each.

On September 21, 1995, as indicated on minute 16 of the Extraordinary General Assembly, it was accorded to increase the capital of the Corporation in the sum of $9,958,447, through the issue of 1,500,000 "titulos de capital", common and nominal of a par value of $6.64 each one, which can be issued in certificates of six shares each one.

(15) PREFERRED SHARES DIVIDEND POLICIES

     a. Classes "C-A" and "C-B" which are the first, second, and fourth issue of the class "C" preferred shares will receive a fixed annual dividend of 10% payable monthly. The dividend rate could be adjusted by the agreement of the Board of Directors.

     b. Class "C-C" which is the third issued of the class "C" preferred shares will receive an annual dividend equal to the Central Bank of Costa Rica interbank rate, adjusted to the rate published at the end of the month, plus two additional points, payable monthly.

                            CORPORACTION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                            (STATED IN U.S. DOLLARS)
                                   (CONTINUED)


     c. Class "D" preferred shares will receive a dividend based on the Central Bank of Costa Rica interbank rate plus three additional points and 1% of the net income after taxes and allowances.


(16) MONETARY UNIT

The monetary unit of the Republic of Costa Rica is the colon.

The official exchange rate for buying and selling U.S. dollars is 20.00 for U.S. $1.00.

The Central Bank of Costa Rica has the legal right to establish and regulate other foreign exchange markets. At the present time the interbank exchange rate published by the Central Bank is used for liquidating exports, imports, and other financial transactions.

After March 2, 1992, the Central Bank of Costa Rica freed the exchange rate and any transaction for the purchase or sale of foreign currency can be conducted at any bank of the National Banking System. The banks participate in the foreign exchange market using the Central Bank of Costa Rica reference exchange rate, which is published daily.

U.S. dollar denominated assets and liabilities are recorded at the interbank exchange rate.

At September 30, 1995, the interbank exchange rate was 186.61 and 187.62 for selling and buying U.S. $1.00 respectively.


(17) TRANSLATION OF THE FINANCIAL STATEMENTS

The financial statements of Corporacion Pipasa, S.A. as of September 30, 1995, were translated from Costa Rican colones to U.S. dollars. The generally accepted accounting principles require the translation of the monetary assets and liabilities at the exchange rate in effect at the date of such financial statements, whereas the non-monetary assets and liabilities are translated at the historical rate. Income and expenses are translated at the average exchange rate of the year. Translation gains or losses are included in the income statement.

                           CORPORACION PIPASA, S.A.
                         (BELEN, HEREDIA, COSTA RICA)
                                BALANCE SHEET
                                MARCH 31, 1996
                                (U.S. DOLLARS)
                                  (UNAUDITED)


          ASSETS

          Current assets:

          Cash and banks                                        $  1,016,993
          Marketable securities                                    2,344,302
          Notes receivable                                         2,031,684
          Accounts receivable, net                                 5,355,282
          Inventories, net                                         7,764,125
          Prepaid expenses                                           183,799
                                                                ------------
            Total current assets                                  18,696,185
                                                                ------------

          Long term investments                                    1,695,507
          Property, Plant and equipment, net                      28,118,838
          Forestry rights                                            704,046
          Copyrights, trademarks, goodwill, net                      114,618
          Guarantee deposits                                          22,971
          Other assets                                               137,590
                                                                ------------
             Total assets                                       $ 49,489,755
                                                                ------------
                                                                ------------

          LIABILITIES AND STOCKHOLDER'S EQUITY

          Current liabilities:

          Bank overdrafts                                       $    610,602
          Notes payable                                           10,844,399
          Accounts payable                                         2,406,192
          Allowance for Christmas bonus                              212,239
          Allowance for severance pay                                 38,412
          Accumulated expenses                                     1,235,444
                                                                ------------
            Total current liabilties                              15,347,288
                                                                ------------

          Long term liabilities:

          Long term notes payable                                  3,200,079
                                                                ------------
             Total liabilities                                  $ 18,547,367
                                                                ------------
                                                                ------------

                            CORPORACION PIPASA, S.A.
                          (BELEN, HEREDIA, COSTA RICA)
                                 BALANCE SHEET
                                 MARCH 31, 1996
                                 (U.S. DOLLARS)
                                  (CONTINUED)
                                  (UNAUDITED)


          STOCKHOLDER'S EQUITY:

          Common stock, authorized and issued 2,500,000
          shares of $8.40 par value each ($7.11 without
          the effect of capitalization of fixed assets
          revaluation)                                            17,769,881

          Titulos de Capital, common and nominal 1,500,000
          certificates of par value of $6.64 each, which
          can be issued in certificates of six shares                505,511

          Preferred nominal shares class "C" 186,431 shares
          issued which bear a fixed dividend of 10% per
          year of a par value of $6.18 each                        1,151,491

          Preferred nominal shares class "C" 131,400 shares
          issued, which bear an annual dividend equal to
          the interbank rate published by the Central Bank
          of Costa Rica, revisable and adjustable every
          month, plus two additional points, of a par value
          of $6.50 each                                              853,948

          Legal reserve                                              518,884
          Retained earnings                                       10,142,673
                                                                ------------
             Total stockholder's equity                           30,942,388
                                                                ------------

          Total liabilities and stockholder's equity            $ 49,489,755
                                                                ------------
                                                                ------------

                            CORPORACION PIPASA, S.A.
                          (BELEN, HEREDIA, COSTA RICA)
                              STATEMENT OF EARNINGS
                       FOR SIX MONTHS ENDED MARCH 31, 1996
                                 (U.S. DOLLARS)
                                   (UNAUDITED)


          Net sales                                            $ 31,258,945
          Cost of sales                                          22,569,168
                                                               ------------
             Gross profit                                         8,689,777


          Operating expenses:
          Selling                                                 3,237,235
          Export                                                     72,395
          General and administrative                              2,122,779
                                                               ------------
             Total operating expenses                             5,432,409
                                                               ------------
             Operating profit                                     3,257,368

          Other income                                              546,692
          Foreign currency translation gain                          77,645
          Other expenses                                          1,884,581
                                                               ------------
             Net earnings                                      $  1,997,124
                                                               ------------
                                                               ------------

ITEM 6.  Exhibits and Reports of Form 8-K

     No exhibits as set forth in Item 601 of Regulation S-K are considered necessary in this 10-QSB filing.

     February 1, 1996, Form 8-K, reporting the definitive agreement to acquire USPIC.

     March 11, 1996, Form 8-K, reporting the granting of patent to Registrant for interactive Laser Disc Player.

     March 27, 1996, Form 8-K, reporting the cancellation of USPIC definitive agreement.

     April 4, 1996, Form 8-K, reporting letter of intent for acquisition of Corporacion Pipasa, S.A.

     May 6, 1996, Form 8-K, reporting definitive agreement to acquire 100% of Corporacion Pipasa, S.A.

                                                            CONFORMED COPY



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securites Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Quantum Learning Systems, Inc.



Dated: May 17, 1996                        By: /s/James K. Isenhour
                                               --------------------
                                                  James K. Isenhour
                                                  Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                               CHIEF FINANCIAL OFFICER



Dated: May 17, 1996                        By: /s/James K. Isenhour
                                               --------------------
                                                   James K. Isenhour
                                                   Treasurer



                                               SECRETARY

Dated: May 17, 1996

                                           By: /s/Tanzee Nahas
                                               ---------------
                                                  Tanzee Nahas
                                                  Secretary