Form 10KSB
period 1996-06-30
QUANTUM LEARNING SYSTEMS INC
filed 1996-10-10
CIK 789881

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                              Transitional Report
                    For the Fiscal Year Ended: June 30, 1996
                           Commission File No. 0-18222

                          QUANTUM LEARNING SYSTEMS, INC
                                 to be known as
                         COSTA RICA INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as specified in its charter)

               Nevada                                   87-0432572
     (State or other jurisdiction              (IRS Employer File Number)
           of incorporation)

               1111 S.W. 17th Street
                     OCALA, FLORIDA                             34474
          (Address of principal executive offices)             (zip code)

                                (904) 620-8905
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:   X       No:
                              -----         -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $583,396.

     The aggregate market value of the voting stock of the Registrant held by non-affiliates as of June 30, 1996 was approximately $6,950,000. A total of 3,527,492 shares were owned by non-affiliates as of June 30, 1996.

     The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, June 30, 1996, was 4,152,492.

                       DOCUMENTS INCORPORATED BY REFERENCE
            Documents incorporated by reference are found in Item 13.

                                    PART I

Item 1.   DESCRIPTION OF BUSINESS.

          (a)  GENERAL DEVELOPMENT OF BUSINESS

     COSTA RICA INTERNATIONAL, INC., formerly known as Quantum Learning Systems, Inc. (the "Company"), is a Nevada corporation. The principal business address during the reporting period was 1111 S.W. 17th Street, Ocala, Florida, 34474. Its phone number at this address was (904) 620-8905.

     The Company was incorporated under the laws of the State of Utah on February 6, 1986 under the name CCR, Inc. for the purpose of investing in any and all types of assets, properties, and businesses. The Company completed a public offering in 1987. The offering registered 200,000 Units, with each Unit consisting of one share of Common Stock with a par value of $.001 per share, one "A" Warrant to purchase one share of Common Stock at $3.00 per share initially exercisable any time within six months of the effective date of the Company's Registration Statement, and one "B" Warrant to purchase one share of Common Stock at $4.50 per share exercisable at any time within one year of the effective date of the Company's Registration Statement. The "A" and "B" Warrants expired in February and August, 1993, respectively.

     On June 28, 1990, the Company effected a reverse stock split of the Company's common stock on the basis that each ten shares outstanding were converted into one share. On August 31, 1991, the Board of Directors approved a second reverse stock split where each three shares outstanding were converted into one share. The Board of Directors approved a third reverse stock split, effective December 27, 1993, where each three shares outstanding were converted into one share. With the exception of discussions of historical transactions, which are stated at the actual number of shares involve at that time, all references herein to a given number of common shares will take into account the effect of all reverse splits.

     On November 22, 1988, the Company entered into a Plan and Agreement of Reorganization with W.T. Young Construction Company, Inc., Young Trucking, Inc., C.C. Crane Corp., and all of the shareholders of these three companies. This reorganization closed on November 22, 1988, effective as of October 31, 1988. This reorganization resulted in the Company acquiring all of the issued and outstanding shares of common stock of these three companies in exchange for a total of 2,697,333 shares of common stock of the Company. Under this reorganization acquisition, these three companies became wholly-owned subsidiaries of the Company, which became a holding company. A majority of the assets of C.C. Crane Corp. were sold in 1991 to certain minority owners of the Company. In June, 1994, W.T. Young

Construction Company, Inc. and Young Trucking, Inc. were sold to these same minority shareholders of the Company, Messrs. W.T. and Glen Young.

     Effective March 3, 1989, the Company acquired Direct Communications, Inc. ("DCI"), an Oklahoma corporation. DCI obtained a license to market and distribute voice communications technology to colleges and universities throughout the United States. DCI's operations were discontinued and its assets sold by the Company in December, 1992.

     In 1989, the Company's subsidiary, Colortex Industries, Inc., which had completed the acquisition of certain assets and business of O'Ryan Carpets, Inc., declared bankruptcy under Chapter 11 of the Federal Bankruptcy Code. This subsidiary was eventually liquidated under Chapter 7 of the Federal Bankruptcy Code in 1991.

     On October 31, 1991, the Company acquired all of the issued and outstanding common stock of Cambridge Academy, Inc. ("Cambridge") in exchange for 3,625,000 shares of the Company's restricted common stock. Cambridge operates a nationally accredited home study high school.

     On July 1, 1992, the Company entered into an agreement to acquire one hundred percent of the issued and outstanding common stock of Quantum Learning Systems, Inc., a Florida corporation, now known as Sentient, Inc. ("Sentient") in exchange for 3,200,000 shares of the Company's restricted common stock. Sentient develops educational video programs and related systems.


     On August 28, 1992, the Company entered into an agreement to acquire one hundred percent of the issued and outstanding common stock of Current Concept Seminars, Inc. ("CCS") in exchange for 700,000 shares of the Company's restricted common stock. CCS develops and produces educational programs. In March, 1995, the Company reached a settlement to adjust the purchase price to total 115,000 shares.

     On August 31, 1993, the Company entered into an agreement for the acquisition of all of the issued and outstanding shares of Cascade Carpet Mills, Inc., a private Georgia corporation, in exchange for 300,000 restricted common shares of the Company's stock. The acquisition was rescinded, ab initio, by mutual agreement of the parties on June 22, 1994.

     In April, 1994, the Company changed its name to Quantum Learning Systems, Inc. and its state of incorporation from Utah to Nevada.

     In April, 1996, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of Corporacion Pipasa, S.A. ("Pipasa"). This transaction was planned such that Pipasa would become a wholly-owned subsidiary of the Company and the former shareholders of Pipasa would thereby own approximately 82.4% of the Company. This transaction was approved by the shareholders of the Company on August 5, 1996 and concluded on September

30, 1996. As a part of the transaction and at the same time as the initial shares of Pipasa were exchanged for the shares of the Company, the Company disposed of all present subsidiaries and assets of the Company by transferring these subsidiaries and assets to InterCoast Financial, Inc., a shareholder of the Company and a company controlled by Mr. James K. Isenhour, the Company's current President, in exchange for 50,000 common shares of the Company which will be cancelled, plus an indemnification from Mr. Isenhour and InterCoast Financial, Inc. to indemnify and hold the Company harmless against any and all actions or liabilities resulting from the Company's past ownership of these subsidiaries and assets.

     In August, 1996, the Company changed its name to Costa Rica International, Inc.

     Except as otherwise disclosed herein, the Company has not been subject to any bankruptcy, receivership or similar proceeding.

          (b)  OPERATIONS.

     GENERAL

     At the end of fiscal year 1996, the Company had two business segments:
Educational Activities and Real Estate. The Company had discontinued its Voice Communications business segment in December, 1992 and had sold its Construction and Trucking segments in 1994.

     In addition, in June, 1994, the Company entered into a Recision Agreement to rescind, AB INITIO, its 1993 acquisition of Cascade Carpet Mills, Inc., a Georgia corporation. As a part of the Recision Agreement, Ms. Sharon Long, the prior sole stockholder of Cascade Carpet Mills, Inc., returned all common shares of the Company from the acquisition.

     The most important event for the Company in the past fiscal year was the Pipasa acquisition, which closed on September 30, 1996. It is the intention of the Company in the foreseeable future to focus on the Pipasa core business. The Company has divested itself of its educational and real estate activities. In its new configuration, the Company will continue to look at new acquisitions, principally in Costa Rica, but also in other locations and industries which the Company believes to be compatible with its current operations.

     CORPORACION PIPASA, S.A.

     General

     The original operations of Corporacion Pipasa, S.A. began in 1969. However, the operations were in several Costa Rican corporations: Industrias Derivados de Pollo, S.A.(Idepo, S.A.), Retisa, S.A., Servicios Multiples Pipasa (Semupi, S.A.), Avicola Chacara, S.A., Concentrados Belen, S.A., Empolladora Belen, S.A., Granja Avicola Monica, S.A., Planta Procesadora de Aves, S.A., Grupo Pipasa, S.A., Productores de Huevo Fertil, S.A.(Prohufe, S.A.), and El Pollito, S.A. Effective in 1991, all of these entities were merged into Akron,

S.A., a Costa Rican corporation, which changed its name to Corporacion Pipasa, S.A. Pipasa has not been subject to any bankruptcy, receivership or similar proceeding.

     Narrative Description of the Business

     Pipasa is engaged in the production and marketing of poultry products. These poultry products are developed in thirty farms and two processing plants located through out Cost Rica. Pipasa's main market is within Costa Rica and the countries of El Salvador, Honduras, Nicaragua, and Colombia.

     It is the plan of Pipasa's management that the combined Company will continue to focus in the poultry business and will seek other business opportunities in locations and industries which the Company believes to be compatible with its current operations. Pipasa's management plans to expand the poultry operations by building additional hatcheries and processing plants through the use of additional capital which the combined Company would plan to seek through a public or private offering, through debt financing, or through internally generated profits., although at this point, no definitive plans have been made regarding such financing.

     In addition, the combined Company would seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms who are in the poultry business and wish to seek the advantages of being acquired by the combined Company. However, the combined Company would not restrict any acquisitions to the poultry business nor would restrict the geographical location of such business. The Company would be the surviving entity in each case.

     The combined Company may seek a merger candidate in the form of firms which are developing companies in need of expansion into markets, are seeking to develop new poultry product lines or services or are established, mature businesses.

     In seeking business opportunities, the management decision of the combined Company will be based upon the objective of seeking long-term appreciation in the value of the combined Company. Current income will be a significant factor in such decisions, although long-term appreciation of the operations will be the prime consideration.

     The first priority of the combined Company during the coming fiscal year will be to expand its existing markets and to penetrate viable, additional markets it may develop with its poultry products. However, such additional markets have not been finally determined at this time.

     Markets

     The combined Company's marketing plan is focused on existing national and international markets for its poultry products. This plan will be the primary focus for the Company during the coming fiscal year.

     During the past fiscal year, Pipasa's primary marketing has been through management's personal and corporate contacts. Commission sales representatives of Pipasa are also utilized in order to perform various marketing functions as may be required by Pipasa.

     Raw Materials

     Pipasa uses corn feed for its poultry operations. Therefore, raw materials are an important factor in Pipasa's operations. The cost of feed is a significant factor in determining the profitability of the poultry operations. At the present time, Pipasa believes that there is sufficient corn feed available at favorable prices to support its present operations.

     Customers and Competition

     The principal customers of Pipasa are the consumers of Pipasa's poultry products in the markets in which Pipasa sells its products. There are a number of companies which sell similar competing poultry products as those of Pipasa. At the present time, however, Pipasa has only one major competitor in its current market, As de Oros. Pipasa controls approximately 52% of the Costa Rican market, As de Oros controls approximately 23%, and the remainder of the market is divided up among very small operations, none of whom have a significant share of the market on an individual basis.

     To the extent that Pipasa is unable to interest consumers to accept its poultry products, Pipasa could have difficulty in either achieving its goals and objectives, or of remaining profitable. Pipasa believes that it has a viable segment of its market and does not foresee any negative material change in any of its current operations based upon competition. Nevertheless, Pipasa expects competition continue to be intense. The market for all of Pipasa's poultry products probably has limited barriers to entry for other competing operations, so that the competitive picture could change at any time. Consequently, the number of competitors could be substantial, although such is not the case at this point.

     Backlog

     At June 30, 1996, Pipasa had no backlogs.

     Employees

     As of June 30, 1996, Pipasa had approximately 1,754 full-time employees, of whom approximately 46 were in management and approximately 212 were in administration. Pipasa's employees are not represented by any union or collective bargaining group, and there is no history of any labor problems, or disputes. Pipasa has the human resources at present to fulfill its current business plan but expects to hire additional employees in the future for expansion of its operations in the ordinary course of business.

     Proprietary Information

     Pipasa uses no material proprietary information in connection with its operations.

     Government Regulation

     The poultry hatcheries and processing plants are subject to regulation under Costa Rican law regarding cleanliness and health standards. Further, exports of Pipasa poultry products are regulated in the countries in which Pipasa makes sales. Such regulation is not considered to be burdensome on Pipasa or to have a material effect on Pipasa's ability to make a profit. Otherwise, Pipasa is not subject to any material governmental regulation or approvals.

     Research and Development

     Pipasa has spent $ 0 as of the nine months ended June 30, 1996 in research and development.

     Environmental Compliance

     It is the policy of Pipasa to be proactive in environmental compliance. However, Pipasa is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, Pipasa could become subject to material costs to comply with environmental laws in jurisdictions in which it does not now do business. At the present time, Pipasa cannot assess the potential impact of any such potential environmental regulation.

     Discontinued Operations

     The Company entered into an Agreement as of June 30, 1994 to sell two of its subsidiaries, W.T. Young Construction Company and Young Trucking, Inc., to W.T. Young and Glen Young individually. Messrs. W.T. and Glen Young are shareholders of the Company and operating officers of these subsidiaries. The purchase price was $2 Million Dollars for the two companies. The terms of the sale were $200,000 down and a collateralized five year promissory note with annual payments of $150,000, plus interest, in years one and two,

$200,000, plus interest, in years three and four, and the balance, plus interest, in year five. With this sale, the Company's Construction and Trucking Segments were discontinued.

     In June, 1995, a dispute developed between the Company and Messrs. W.T. Young and Glen Young. The Company and the Youngs settled this dispute in fiscal year 1996. The Youngs paid the sum of $1,400,000 to settle all claims and disputes. This payment consisted of $800,000 in cash to the Company and the delivery and assignment of their 460,000 common shares to an unaffiliated third party specified by the Company for the sum of $600,000, which third party subsequently assigned the $600,000 to Intercoast Financial, Inc., a Company affiliated with Mr. James K. Isenhour, the Company's Chairman. In addition, the parties agreed to a division of proceeds, if any, that may result from a lawsuit currently pending in the 347th Judicial District Court of Nueses County, Texas. Since the litigation is ongoing, the amount of any proceeds cannot be determined at this time.

     SUBSEQUENT EVENT

     In April, 1996, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of Pipasa. This transaction was planned such that Pipasa would become a wholly-owned subsidiary of the Company and the former shareholders of Pipasa would thereby own approximately 82.4% of the Company. This transaction was approved by the shareholders of the Company on August 5, 1996 and concluded on September 30, 1996. As a part of the transaction and at the same time as the initial shares of Pipasa were exchanged for the shares of the Company, the Company disposed of all present subsidiaries and assets of the Company by transferring these subsidiaries and assets to InterCoast Financial, Inc., a shareholder of the Company and a company controlled by Mr. James K. Isenhour, the Company's current President, in exchange for 50,000 common shares of the Company which will be cancelled, plus an indemnification from Mr. Isenhour and InterCoast Financial, Inc. to indemnify and hold the Company harmless against any and all actions or liabilities resulting from the Company's past ownership of these subsidiaries and assets.

Item 2.   DESCRIPTION OF PROPERTY.

     From January, 1993 to September 30, 1996, the Company's business office was located in a building at 1111 S.W. 17th Street, Ocala, Florida 34474, which the Company leased under a lease-purchase agreement from an unaffiliated third party. Under this agreement, the Company had the right to purchase the property for $650,000. For the years ended June 30, 1996 and 1995, the Company was obligated to pay rent on the premises.

     The lease described in the above paragraph has expired. As of the date of the acquisition of Pipasa, the Company is currently in default of the terms of the lease due to failure to exercise the option to purchase the building and failure to maintain insurance on the facility. This building and the underlying liabilities were transferred to InterCoast Financial, Inc. as a part of the acquisition agreement with Pipasa.

     The Company had no insurance on the building it occupied or the contents of the building as of June 30, 1996. This represents a serious contingent loss potential. All assets and files of the Company and its affiliated companies are located in the facility. Total destruction of the facility due to fire or natural disaster would seriously impair the companies' current operations as it has limited funds to allow for replacement of equipment or reconstruction of student files. The Company utilized this office space for corporate management, accounting and administrative needs and for the operation of Cambridge Academy.

     The Company also owned equipment which it utilizes in its operations including a complete on-line, video production facility which includes cameras and digital editing equipment. The Company utilized office equipment associated with the operations of Cambridge Academy and with the Company administration of its subsidiary companies.

     The Company also owned, as of June 30, 1996, the proceeds from a settlement entered into with W.T. Young and Glen Young individually regarding the sale of the Company's discontinued Construction and Trucking Segments. The Company and the Youngs settled this dispute in fiscal year 1996. The Youngs paid the sum of $1,400,000 to settle all claims and disputes. This payment consisted of $800,000 in cash to the Company and the delivery and assignment of their 460,000 common shares to an unaffiliated third party specified by the Company for the sum of $600,000, which third party subsequently assigned the $600,000 to InterCoast Financial, Inc., a Company affiliated with Mr. James K. Isenhour, the Company's Chairman. In addition, the parties agreed to a division of proceeds, if any, that may result from a lawsuit currently pending in the 347th Judicial District Court of Nueses County, Texas. Since the litigation is ongoing, the amount of any proceeds cannot be determined at this time.

Item 3.   LEGAL PROCEEDINGS.

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders during the final quarter of fiscal year 1996.

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     (a)  PRINCIPAL MARKET OR MARKETS

     The Company's Common Stock has been listed on NASDAQ since May 25, 1990. Through June 30, 1996, market makers and other dealers provided bid and ask quotations of the Company's Common Stock under the symbol "QLSI." In August, 1996, the Company changed its name to "Costa Rica International, Inc." and bid and ask quotations of the Company's Common Stock were then provided under the symbol "RICA."

     The table below represents the range of high and low bid quotations of the common shares of the Company as reported by NASDAQ during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

                          High       Low
                         -------   ------
Fiscal Year 1996

  First Quarter
Common Shares            $0.6875   $0.344

  Second Quarter
Common Shares            $0.469    $0.125

  Third Quarter
Common Shares            $0.781    $0.219

  Fourth Quarter
Common Shares            $2.188    $0.375


Fiscal Year ended 1995    High      Low
                         -------   ------

  First Quarter
Common Shares            $0.625    $0.375

  Second Quarter
Common Shares            $0.4375   $0.25

  Third Quarter
Common Shares            $0.3125   $0.25

  Fourth Quarter
Common Shares            $0.6875   $0.1875

     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of June 30, 1996, a total of 4,152,492 shares of the Company's Common Stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately 500. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in nominee names by the Company's market makers.

     (c)  DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends on common stock in the foreseeable future. Pipasa pays dividends to its preferred shareholders and plans to do so for the foresee-able future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     Revenues of the Company, increased from $448,288 in fiscal 1995 to $583,396 in fiscal year 1996, an increase of approximately 30% over the previous year. The Company experienced increased revenues in the last fiscal year over the previous year as a result of increased fees and student enrollment in its educational programs.

     Management expects continued growth of revenues from its educational business activities. Management is continuing to modify the educational programs offered and is reviewing current pricing structures to maximize future profit potential.

     The Company generated an operating loss of $901,187 in fiscal year 1996, when compared to a loss of $756,725 for fiscal year 1995. The Company recorded a net loss of $856,554 for fiscal year 1996, when compared to a net loss in fiscal year 1995 of $671,534. The Company sustained a loss of $320,000 in fiscal year 1996 as a result of a payment settlement of a note due to the Company, which is reflected in the above operating and net losses for fiscal year
1996. The Company's selling, general and administrative expenses increased significantly as a percentage of the Company revenue when compared to the previous year. General and administrative expenses increased to $1,442,540 in the fiscal year ended June 30, 1996, as compared to $1,153,108 in the fiscal year ended June 30, 1995.

Liquidity and Capital Resources

     At June 30, 1996, cash and cash equivalents was $607,772, as compared to $0 at June 30, 1995.

     At June 30, 1996, the working capital ratio was 6.0:1 as compared to 5.0:1 at June 30, 1995.

     Historically, the Company has generally relied upon internally generated funds to satisfy working capital requirements and to fund capital expenditures. Management believes that it can continue to fund its obligations and implement the development of its business segments with available cash and internally generated cash flow. The Company does not foresee a major requirement for capital in the next fiscal year. The Company does not intend to pay dividends on its common shares in the foreseeable future.

     The Company has initiated an Agreement and Plan of Reorganization for the acquisition of Corporacion Pipasa, S.A. This Agreement also specifies that the Company shall divest itself of all current operations. The Agreement was approved by the shareholders on August 5, 1996, subsequent to the fiscal year end of June 30, 1996.

Item 7.   FINANCIAL STATEMENTS.

     The following financial information is filed as part of this report:

               (1)  FINANCIAL STATEMENTS

                    (a) Quantum Learning Systems, Inc., to be known as Costa
                        Rica International, Inc.

                    (b) Corporacion Pipasa, S.A.

               (2)  SCHEDULES
                    The financial statements schedules listed in the accompany-ing index to financial statements are filed as a part of this annual report.

               (3)  EXHIBITS.
                    The exhibits listed on the accompanying index to financial statements are filed as part of this annual report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no disagreements between the Company and its accountants during the relevant period.

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, their ages and present positions held in the Company, as of June 30, 1996, are as follows:

NAME                          AGE        POSITION HELD
----                          ---        -------------
James K. Isenhour              48       Chief Executive
                                        Officer, Chairman, President
                                        Treasurer and Director

Tanzee Nahas                   44       Secretary and Director

A. Douglas Brown, Jr.          53       Director

Alfred E. Smith, IV            45       Director

     The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. James K. Isenhour and Tanzee Nahas are husband and wife. Otherwise, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

JAMES K. ISENHOUR. Mr. Isenhour became a Director, Chairman and Chief Executive Officer of the Company in August of 1991. He was also President from 1991 to 1993. From 1985 to 1994, he was involved with Ram Financial Consultants, Inc., a private corporation which has extensive experience in securities related businesses.

     Mr. Isenhour is one of the founders of Cambridge Academy, currently a wholly-owned subsidiary of the Company. Mr. Isenhour has served on the school's Board of Directors since 1979. He was appointed as President of Cambridge in 1981 and served in this capacity until

Tanzee Nahas, his wife and business partner and a Director of the Company, was appointed to fill the position.

     Mr. Isenhour is certified as a master electrician. He started an electrical contracting business at the age of 23. He went on to become a general contrac-tor and developer of multi-family housing. He has been the Chief Executive Officer of Sea Coast Electric, Inc., a private family corporation, since 1981.

TANZEE NAHAS. Ms. Nahas has been a Director of the Company since 1991. In 1993, she was appointed the Secretary of the Company. She is the wife and business partner of the Company's President, James K. Isenhour, and is one of the founders of Cambridge Academy, whose corporation is a wholly-owned subsidiary of the Company. She was appointed Chief Executive Officer of Cambridge Academy in 1985 and served as Director of Student Services from 1984 until 1990, when she assumed the office of Director of Education. As Director of Education, Ms. Nahas oversees the day to day operation of the school and directs the Education Department Staff of licensed and certified teachers in coordinating the develop-ment and revision of educational courses and programs.

     Ms. Nahas is a Certified Evaluator of Home Study Schools and serves on the National Home Study Council's Research and Educational Standards Committee. Ms. Nahas was a recipient of the John F. Kennedy Scholastic Achievement Award.

A. DOUGLAS BROWN, JR. Mr. Brown has been a Director of the Company since August, 1991. He is a engineer with Florida Power and Light Corporation, where he has been employed for the past 29 years. Mr. Brown is one the Board of Directors of the Fort Lauderdale, Broward Country Chamber of Commerce, a member of the Westin Chamber of Commerce, one of the Board of Directors of the Westin Rotary Club, the current President of the Opa Locka, Carol City Jaycees and President of the Halftrack Conservation Club of Dade County.

ALFRED E. SMITH, IV. Mr. Smith has been a director of the Company since June 1, 1994. He was a partner of the New York Stock Exchange member firm of Adler, Coleman & Co., Inc. from 1979 to 1994. Since 1994, he has been with CMJ Part-ners, a New York Stock Exchange member firm. In September, 1994, Adler, Coleman & Co. sold the Adler, Coleman Clearing division to an unaffiliated third party. In February, 1995, the entity which acquired the Adler, Coleman Clearing division filed for bankruptcy protection under Chapter 11.

     Mr. Smith is a member of the Government Relations Committee of the New York Stock Exchange, Director and Secretary of the Alfred Emanuel Smith Memorial Foundation, Chairman of the Cardinal's Committee for the Laity-Wall Street Division, Director of the Center for Hope, a Trustee of St. Vincent's Hospital, and a Trustee of Iona Prep School. He is a member of the New York City Advisory Board of the Enterprise Foundation and the American Association of the Sovereign Military Order of Malta. He has received numerous awards for his charity and humanitarian work. Mr. Smith was educated at Villanova University.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-K under the 34 Act requires the Company to identify in its Form 10K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section: All of the Company's officers or directors, and all persons owning more than ten percent of its shares have filed the subject reports on a timely basis during the past fiscal year.

Item 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the Summary Compensation Table for the Chief Executive Officer and four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee Directors receive no additional compensation for service on the Board of Directors. In May, 1994, Mr. Smith, an outside Director, received Warrants to purchase 50,000 common shares of the Company at $.50 per share, for a period of five years. These Warrants were cancelled and on August 1, 1995, the Company approved the sale of 100,000 Warrants to Mr. Smith and a total of 100,000 Warrants to Mr. Brown, the other outside Director. Both Warrant packages are for five years, at an exercise price of $0.10 per share. The warrants may be exercised anytime from August 1, 1995 to August 1, 2000. As of the date hereof, no warrants have been exercised.

                           SUMMARY COMPENSATION TABLE

                        Annual Compensation                  Long Term Compensation
                     --------------------------   ------------------------------------------
                                                           Awards                Payouts
                                                  -----------------------   ----------------
                                                   Other
                                                   Annual      Restricted          All
Name and                      Salary               Compen-       Stock         LTIP Other
Principal                  Compensation   Bonus    sation       Award(s)     Options/Payouts
Position             Year       ($)        ($)       ($)         SARs(#)           ($)
-------------        ----  ------------   -----   ----------   ----------    ---------------
James K.             1996       -0-        -0-           (1)      -0-              -0-
Isenhour(1)          1995       -0-        -0-    $24,350(2)      -0-              -0-
Chairman             1994       -0-        -0-       -0-          -0-              -0-
and President




Tanzee Nahas         1996     $50,000      -0-       -0-          -0-              -0-
Secretary(1)         1995     $26,000      -0-       -0-          -0-              -0-
                     1994       -0-        -0-       -0-          -0-              -0-

(1) On July 2, 1995 the Company entered into an agreement with SeaCoast Electric, Inc. (SCE) for management services. This was a one year agreement which was updated on July 2, 1996. SCE is owned by the children of James K. Isenhour and Tanzee Nahas. The updated agreement calls for SCE to provide management, in the form of Chief Executive Officer and Chief Financial Officer, for all operations of all Company subsidiaries. In exchange, the Company was to pay, and actually did pay SCE the sum of $150,000 for management services for fiscal year 1996.
     In addition, Cambridge Academy, a subsidiary of the Company, paid
     Tanzee Nahas an annual salary of $50,000 for her work as Director of Education. Under the original agreement, any unpaid salary would be eligible for the calculation of warrants to be issued. SCE agreed to take its fees as the Company and its subsidiaries funds may allow, from time to time, so as not to jeopardize the operations. In the event that at the end of the fiscal year SCE has not taken its entire fee, the Company shall issue a warrant for stock, with registration rights paid for by the Company, at the strike price of $0.10 per share. Full cash payment was made in fiscal year 1996 and no warrants were issued. The provision concerning the issuance of warrants was stricken from the July, 1996 agreement, which was otherwise the same in all other material respects.

(2) During the fiscal year ended June 1995, the Company paid $19,750 in management fees and related travel and expenses of $4,600 to SCE. SCE is owned by the children of James K. Isenhour and Tanzee Nahas.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has a Compensation Committee consisting of James K. Isenhour, Chairman, Tanzee Nahas, and A. Douglas Brown, Jr. This Committee makes the determinations for stock issuance pursuant to the Company's compensation plans. Otherwise, during the last fiscal year, all members of the Board of Directors of the Company participated in deliberations and made decisions concerning execu-tive officer compensation.

     The Company has no retirement, pension or profit sharing plans covering its officers and directors, and does not contemplate implementing any such plan at this time.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following sets forth the number of shares of the Company's $.001 par value common stock beneficially owned by (i) each person who, as of June 30, 1996, was known by the Company to own beneficially more than five percent (5%) of its common stock, (ii) the individual Directors of the Company, and (iii) the Officers and Directors of the Company as a group.

-------------------------------------------------------------------------------
Name and Address                  Amount and Nature             Percent of
of Beneficial Owner         of Beneficial Ownership(1)(2)          Class
-------------------------------------------------------------------------------
James K. Isenhour                        (3)                        (3)
1111 S.W. 17th Street
Ocala, Florida 34474

Walter S. Snead III                   341,667(4)                    8.2%
1111 S.W. 17th Street
Ocala, Florida 34474

David Miller                          341,667(4)                    8.2%
1111 S.W. 17th Street
Ocala, Florida 34474

Tanzee Nahas                             (3)                        (3)
1111 S.W. 17th Street
Ocala, Florida 34474

Seacoast Electric                     625,000(3)                   15.1%
1111 S.W. 17th Street
Ocala, Florida 34474

Ram Financial Consultants             293,334                       7.1%
1111 S.W. 17th Street
Ocala, Florida 34474

Alfred E. Smith, IV(5)                   -0-                       -0-
20 Broad Street, 16th Floor
New York, New York 10005

A. Douglas Brown, Jr.(6)                 -0-                       -0-
1111 S.W. 17th Street
Ocala, Florida 34474

All Officers and Directors            625,000(8)                   15.1%
as a Group (four persons) (7)

-----------------------

     (1) All ownership is beneficial and of record except as specifi-cally indicated otherwise.

     (2) Beneficial owners listed herein have sole voting and invest-ment power with respect to the shares shown unless otherwise indicated.

     (3) Mr. Isenhour and Ms. Nahas, who are husband and wife, own no shares of record but control Seacoast Electric, which is itself a shareholder of the Company. Their daughter, Taylar Isenhour, owns 66,667 shares, for which they disclaim any beneficial ownership.

     (4) Includes all shares owned individually by Mr. Snead in partnership with David Miller, a former employee of Sentient (341,667 shares). Mr. Miller owned an additional 116,667 shares in his own name. These shares were cancelled subse-quent to the fiscal year end.

     (5) In May, 1994, Alfred E. Smith, IV received warrants to purchase 50,000 common shares of the Company at $.50 per share for a period of five years. In August, 1995, the original warrants were cancelled and Mr. Smith received warrants to purchase a total of 100,000 common shares of the Company at $.10 per share for a period of five years. As of the date hereof, none of these warrants have been exercised.

     (6) In August, 1995, A. Douglas Brown, Jr. received warrants to purchase 100,000 common shares of the Company at $.10 per share for a period of five years. As of the date hereof, none of these warrants have been exercised.

     (7) Includes the common shares owned by Seacoast Electric, which is controlled by Mr. Isenhour and Ms. Nahas.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 21, 1994, the Company entered into an investment banking agreement with M.H. Meyerson & Co. In connection with this agreement, the Company has issued warrants to M.H. Meyerson & Co. to purchase 300,000 shares of common stock with an exercise price of $1.85 per share and with demand and piggyback registration rights. Demand registration rights are available starting in months 19 through 48 from the date of the agreement.

     On August 1, 1995, the Company approved the sale of Warrants to two of its Board of Directors and one independent consultant for the purchase price of $100 to each individual. The warrants are for a total of 250,000 shares of the Company's $0.001 par value Common Stock at an exercise price of $0.10 per share. The Warrants may be exercised at any time from August 1, 1995 to August 1, 2000.

     On June 1, 1994 the Management of the Company approved the issuance of warrants to purchase 200,000 shares of common stock at $.75 per share to an outside consultant for services to be rendered to the Company.

     Ram Financial Consultants, Inc.(RFC) is a company controlled by an officer of the Company all of the year ended June 30, 1994, but was transferred out of the officers control during the year ended June 30, 1995. During the year ended June 30, 1995, the Company made payments to RFC in the amount of $25,474. Interest has been accrued at 10% APR in the amount of $1,925. The total balance of $27,399 was treated as an unsecured loan to RFC and was to be paid back to the Company over the next twelve months. During the year ended June 30, 1996, credit was given for services provided and the amount was deemed paid in full as of the end of the fiscal year.

     During the year ended June 30, 1995, the responsibility for completion of advertising on behalf of the Company was transferred to InterCoast Financial Corporation due to the death of the individual previously contracted to complete the contract. The Company currently has recorded prepaid advertising of $174,348 and $290,046 as of June 30, 1996 and June 30, 1995, respectively. InterCoast Financial, Inc. is a company owned by the children of officers and directors of the Company, but controlled by an officer of the Company. During the fiscal year ended June 30, 1996, the Company was extensively revising its courses and curriculum to meet further accreditation requirements. Because of this revision process, limited action was taken for advertising. Therefore, $111,317 was prepaid for use with operations during the year ended June 30, 1996. Advertising is anticipated by Management to be used in the near future for promotion of courses and laboratory experiment videos currently in development.

     American Aerospace & Technologies (AAT) is a company established to operate as an FAA Repair Station that is controlled by an officer and director of the Company. During the fiscal year ended June 30, 1994, the company operated as MTW Aerospace and was not a related party. AAT leases space from the Company on a sub-lease arrangement. The current lease is from March 1, 1995 to February 28, 1997 with annual rent payable at $19,800 per year. AAT currently owes the Company for accrued rent and allocated charges for utilities in the amounts of $42,749 and $22,311 as of June 30, 1996 and 1995, respectively. Accrued interest on the amounts due is $4,794 and $1,255 as of June 30, 1996 and 1995, respectively.

     On July 2, 1995 the Company entered into an agreement with SeaCoast Electric, Inc. (SCE) for management services. This was a one year agreement which was updated on July 2, 1996. SCE is owned by the children of James K. Isenhour and Tanzee Nahas. The updated agreement calls for SCE to provide management, in the form of Chief Executive Officer and Chief Financial Officer, for all operations of all Company subsidiaries. In exchange, the Company was to pay, and actually did pay SCE the sum of $150,000 for management services for fiscal year 1996. In addition,

Cambridge Academy, a subsidiary of the Company, paid Tanzee Nahas an annual salary of $50,000 for her work as Director of Education. Under the original agreement, any unpaid salary would be eligible for the calculation of warrants to be issued. SCE agreed to take its fees as the Company and its subsidiaries funds may allow, from time to time, so as not to jeopardize the operations.
In the event that at the end of the fiscal year SCE has not taken its entire fee, the Company shall issue a warrant for stock, with registration rights paid for by the Company, at the strike price of $0.10 per share. The provision concerning the issuance of warrants was stricken from the July, 1996 agreement, which was otherwise the same in all other material respects.

     In June, 1995, a dispute developed between the Company and Messrs. W.T. Young and Glen Young, shareholders and former officers and directors. The Company and the Youngs settled this dispute in fiscal year 1996. The Youngs paid the sum of $1,400,000 to settle all claims and disputes. This payment consisted of $800,000 in cash to the Company and the delivery and assignment of their 460,000 common shares to an unaffiliated third party specified by the Company for the sum of $600,000, which third party subsequently assigned the $600,000 to InterCoast Financial, Inc., a Company affiliated with Mr. James K. Isenhour, the Company's Chairman. In addition, the parties agreed to a division of proceeds, if any, that may result from a lawsuit currently pending in the 347th Judicial District Court of Nueses County, Texas. Since the litigation is ongoing, the amount of any proceeds cannot be determined at this time.

     On June 30, 1996, the Company loaned $50,000 to Aero Costa Rica pursuant to the terms of a convertible debenture. The term of the debenture is for a period of 12 months, with a stated interest rate of 12% per annum. The
Company has also entered into an Agreement and Plan of Reorganization in April, 1996 to acquire 100% of the issued and outstanding shares of Pipasa.
This transaction was planned such that Pipasa would become a wholly-owned subsidiary of the Company and the former shareholders of Pipasa would thereby own approximately 82.4% of the Company. This transaction was approved by the shareholders of the Company on August 5, 1996 and concluded on September 30, 1996. As a part of the transaction and at the same time as the initial shares of Pipasa were exchanged for the shares of the Company, the Company disposed of all present subsidiaries and assets of the Company by transferring these subsidiaries and assets to InterCoast Financial, Inc., a shareholder of the Company and a company controlled by Mr. James K. Isenhour, the Company's current President, in exchange for 50,000 common shares of the Company, plus an indemnification from Mr. Isenhour and InterCoast Financial, Inc. to indemnify and hold the Company harmless against any and all actions or liabilities resulting from the Company's past ownership of these subsidiaries and assets. Aero Costa Rica and Pipasa have some common ownership.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         REPORTS ON FORM 8-K. The Company filed two reports on Form 8-K during the last quarter of fiscal year ended June 30, 1996.

         EXHIBITS

           3-A*           Articles of Incorporation

           3-B*           Articles of Merger

           3-C*           Bylaws

           10-1*          Purchase Agreement for Construction and Trucking

           10-2           Acquisition Agreement with Corporacion Pipasa, S.A.

           10-3           Settlement Agreement for Messrs. Young

          ------------------
          * Previously Filed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COSTA RICA INTERNATIONAL, INC.



Dated: 10-2-96                         By: /s/ James K. Isenhour
                                           ---------------------------------
                                               James K. Isenhour
                                               Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the dates indicated.


                                       CHIEF FINANCIAL OFFICER



Dated: 10-2-96                         By:  /s/ James K. Isenhour
                                           ---------------------------------
                                                James K. Isenhour
                                                Treasurer

                                       SECRETARY


Dated: 10-2-96                         By: /s/ Tanzee Nahas
                                           ---------------------------------
                                               Tanzee Nahas
                                               Secretary

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





                                   FORM 10KSB

                                    EXHIBITS
                                       TO
                         COSTA RICA INTERNATIONAL, INC.

                                INDEX TO EXHIBITS


  Exhibit                                       Page or
  Number           Description               Cross Reference
  -------          -----------               ---------------
   3-A*        Articles of
               Incorporation

   3-B*        Articles of Merger

   3-C*        Bylaws

  10-1*        Purchase Agreement for
               Construction and Trucking

  10-2         Acquisition Agreement
               with Corporacion Pipasa, S.A.

  10-3         Settlement Agreement for
               Messrs. Young



-------------------
* Previously Filed

                  QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                  TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                     AND ADDITIONAL INFORMATION REQUIRED BY
                     THE SECURITIES AND EXCHANGE COMMISSION

                        AS OF JUNE 30, 1996 AND 1995 AND
                       YEARS ENDED JUNE 30, 1996 AND 1995

                  QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                  TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                          Page
                                                                      ---------

Report of Independent Certified Public Accountants .....                F-1

Consolidated Balance Sheets at June 30, 1996 and 1995...             F-2 - F-3

Consolidated Statements of Operations for the years
  ended June 30, 1996 and 1995 .........................                F-4

Consolidated Statements of Stockholders' Equity for
  the years ended June 30, 1996 and 1995 ...............                F-5

Consolidated Statements of Cash Flows for the years
  ended June 30, 1996 and 1995 .........................                F-6

Notes to Consolidated Financial Statements .............             F-7 - F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors of Costa Rica International, Inc.

We have audited the consolidated balance sheet of Quantum Learning Systems, Inc. and Subsidiaries to be known as Costa Rica International, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Learning Systems, Inc. and Subsidiaries to be known as Costa Rica International, Inc. at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



T. Alan Walls, CPA, P.C.
Johnson City, Tennessee

August 28, 1996

                  QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARES
                  TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                          ASSETS
                                                         1996            1995
                                                    ------------     -----------
Current:
  Cash and cash equivalents                         $    607,772     $       -0-
  Accounts and contracts receivable  (Note 4)            212,913         178,437
  Notes receivable, current portion  (Notes 6)            20,987          83,442
  Due from related parties  (Note 12)                    697,542          23,566
  Other current assets  (Note  5)                        184,498         515,670
                                                    ------------     -----------
      Total Current Assets                             1,723,712         801,115

Property and Equipment, at cost:
    Machinery and Equipment                              607,163         496,010
    Furniture and Fixtures                                41,548          42,470
                                                    ------------     -----------
      Property and Equipment                             648,711         538,480
    Less: Accumulated Depreciation                       280,729         163,322
                                                    ------------     -----------
      Net Property and Equipment                         367,982         375,158

Other:
  Note receivable, less current portion  (Note 6)        160,353       1,838,885
  Deferred Tax Asset, net of allowance (Note 9)           30,205          52,763
  Other Assets (Note 7)                                   91,389         162,674
                                                    ------------     -----------
      Total Other Assets                                 281,947       2,054,322
                                                    ------------     -----------
      TOTAL ASSETS                                  $  2,373,641     $ 3,230,595
                                                    ------------     -----------
                                                    ------------     -----------



         See accompanying notes to consolidated financial statements.

                  QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                  TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   1996            1995
                                                            -------------    -------------
Current Liabilities:
  Accounts payable and other liabilities                    $     131,752    $      63,581
  Accrued expenses                                                115,104           86,102
  Current Maturities of long-term debt (Note 6)                    24,306           13,649
                                                            -------------    -------------
      Total Current Liabilities                                   271,162          163,332

Deferred Income Taxes (Note 7)                                     30,205           52,763

Long-Term Debt, less current maturities (Note 6)                   10,201           19,852
                                                            -------------    -------------
      Total Liabilities                                           311,568          235,947

Stockholders' Equity (Notes 8 and 9):

  Preferred stock - $1.00 par; 1,000,000 shares
   authorized; -0- outstanding.                                       -0-              -0-

  Common stock - $.001 par; 20,000,000 shares
   authorized; 4,152,694 and 4,353,161
   outstanding in 1996 and 1995, respectively.                      4,153            4,353

  Additional paid-in capital                                    4,351,611        4,547,961
  Retained earnings (Accumulated deficit)                      (2,293,691)      (1,437,137)
  Treasury stock, 107,134 shares at cost                              -0-         (120,529)
                                                            -------------    -------------
      Total Stockholders' Equity                                2,062,073        2,994,648
                                                            -------------    -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   2,373,641    $   3,230,595
                                                            -------------    -------------
                                                            -------------    -------------

         See accompanying notes to consolidated financial statements.

                  QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                  TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                         1996          1995
                                                      ----------     ---------
Revenues                                              $  583,396     $ 448,288
Cost of Sales                                             42,043        51,905
                                                      ----------     ---------
   Gross profit                                          541,353       396,383
Selling, General, and Administrative Expenses          1,442,540     1,153,108
                                                      ----------     ---------
   Operating income (loss)                              (901,187)     (756,725)

Other Income (Expenses):
   Interest income                                        47,389        85,155
   Interest expense                                       (2,756)      (13,063)
   Other                                                     -0-        13,099
                                                      ----------     ---------
      Total Other Income (Expense)                        44,633        85,191
                                                      ----------     ---------
Income (Loss) from Continuing Operations
  Before Income Taxes                                   (856,554)     (671,534)
Income Tax Benefit (Expense)                                 -0-           -0-
                                                      ----------     ---------
NET INCOME (LOSS)                                      $(856,554)    $(671,534)
                                                      ----------     ---------
                                                      ----------     ---------
INCOME (LOSS) PER COMMON SHARE (Note 8):
    Net income (loss) per common share                 $    (.21)    $    (.15)
                                                      ----------     ---------
                                                      ----------     ---------
    Weighted Average Shares                            4,165,827     4,353,161
                                                      ----------     ---------
                                                      ----------     ---------




             See accompanying notes to consolidated financial statements.

                  QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC. STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                   Preferred Stock        Common Stock
                                --------------------   -----------------    Additional                            Total
                                Number of              Number of             Paid-In    Treasury  Accumulated  Shareholders'
                                 Shares       Amount     Shares    Amount    Capital     Stock     (Deficit)      Equity
                               ----------    --------  ---------  -------   ----------  --------- ------------ -------------
Balance: June 30, 1994
  (As Restated)                       --          --   4,353,161    4,353    4,547,961   (120,529)    (765,603)    3,666,182
Net Loss                              --          --         --        --          --        --       (671,534)     (671,534)
                               ----------    --------- ---------   ------   ----------  ---------- -----------    ----------
Balance: June 30, 1995                --          --   4,353,161   $4,353    4,547,961  $(120,529) $(1,437,137)   $2,994,648

Common stock returned and
  cancelled from CCS settlement       --          --    (118,333)    (118)     (82,653)        --           --       (82,771)
Treasury stock cancelled              --          --    (107,134)    (107)    (120,422)   120,529           --            --
Common stock issued for
  professional services               --          --      25,000       25        6,725         --           --         6,750
Net Loss                              --          --          --       --           --                (856,554)     (856,554)
                               ----------    --------- ---------   ------   ----------   --------  -----------    ----------
                                      --       $  --   4,152,694   $4,153   $4,351,611   $     --  $(2,293,691)   $2,062,073



             See accompanying notes to consolidated financial statements.

                  QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                  TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                              1996             1995
                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $(   856,554)     $(   671,534)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
          Amortization of intangible assets                    71,276           107,726
          Depreciation of property and equipment              102,702            85,404
          Loss (gain) on sale of equipment                        -0-       (     8,668)
          Loss on note payable settlement                     382,455               -0-
          Accounts receivable                             (    34,476)          114,406
          Accounts payable and accrued interest                68,171       (    58,567)
          Accrued expenses                                     29,002            68,644
          Other assets and liabilities                        187,386           102,050
                                                         ------------      ------------
  Net cash provided by (used in) operating activities     (    50,038)      (   260,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (    66,122)      (     7,170)
  Advances on notes receivable                            (    56,689)              -0-
  Collection of note receivable                               808,627            80,000
                                                         ------------      ------------

  Net cash provided by (used in)investing activities          658,816            72,830

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                    (     1,006)      (    14,578)
                                                         ------------      ------------

  Net cash provided by (used in) financing activities     (     1,006)      (    14,578)
                                                         ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              607,772       (   202,287)
                                                         ------------      ------------

CASH AND CASH EQUIVALENTS, beginning of year                      -0-           202,287
                                                         ------------      ------------

CASH AND CASH EQUIVALENTS, end of year                   $    607,772      $        -0-
                                                         ------------      ------------
                                                         ------------      ------------


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) for:
    Interest                                             $     2,755       $      7,070
    Income taxes                                                 -0-                -0-
  Noncash investing and financing activities:
    Common stock issued for services                     $     6,750                -0-



          See accompanying notes to consolidated financial statements.

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ACTIVITY - On April 15, 1994 the Company authorized the change of its name from CCR, Inc. to Quantum Learning Systems, Inc. (QLS). In addition, the Company authorized the change of its domicile from Utah to Nevada by amendment of its Articles of Incorporation. On August 5, 1996, the Company authorized the change of its name from Quantum Learning Systems, Inc. to Costa Rica International, Inc.

PREFERRED STOCK - On April 15, 1994 the Company authorized 1,000,000 shares of preferred stock at $1.00 par value to have such classes and preferences as the Board may determine from time to time.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Costa Rica International, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS - The company considers all liquid investments with original maturities of three months or less to be cash equivalents.

DEPRECIATION, MAINTENANCE, AND REPAIRS - Depreciation is provided by the straight-line method. Estimated useful lives for depreciation purposes are as follows:

        Buildings                                   3 - 20 years
        Machinery and equipment                     3 - 20 years
        Furniture and fixtures                      4 - 15 years

Maintenance and repairs and renewals which do not prolong the useful life of an asset are expensed as incurred. Depreciation expense amounted to $102,702 and $85,404 for the years ended June 30, 1996 and 1995, respectively.

AMORTIZATION - Amortization of intangible assets which include copyrights, royalties and goodwill is provided by the straight-line method. Estimated useful lives for amortization purposes are as follows:

         Goodwill                                 5 years
         Royalties                                5 - 10 years
         Copyrights                               10 - 20 years

Amortization expense amounted to $71,276 and $107,726 for the years ended June 30, 1996 and 1995, respectively.

ESTIMATES - Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995
                                     (CONTINUED)

CAPITALIZED PRODUCTION COSTS - The Company capitalizes all direct production costs and allocates indirect production costs based on man hours for all internally produced video products.

EARNINGS PER SHARE - Earnings per share have been computed based upon the weighted average number of shares outstanding during the year of 4,165,827 and 4,353,161 for the years ended June 30, 1996 and 1995, respectively. Common Stock Equivalents in the aggregate do not dilute earnings per share by more than 3%. Therefore, no change in fully diluted shares is presented.

ISSUANCE OF STOCK FOR SERVICES - Common stock issued as compensation for services rendered as authorized by the Board of Directors, is recognized in the accompanying financial statements at the estimated fair market value as determined by good faith estimates of the Board of Directors of the Company.

INCOME TAXES - During the fourth quarter of fiscal 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an assets and liability approach for financial accounting and reporting for income taxes. Under SFAS No. 109, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred income taxes represent the future tax return consequences of the temporary differences, which will be taxable or deductible when assets and liabilities are recovered or settled.

The deferred method, used in years prior to fiscal 1992, required the Company to provide for deferred tax expense based on certain items of income and expense which were reported in different years in the financial statements and the tax returns as measured by the rate in effect for the year the difference occurred.

As permitted by SFAS No. 109, the Company has not elected to restate previously issued financial statements for the change in accounting for income taxes. The effect of this change was to decrease the 1992 net loss by $405,932, consisting of $1,190,370 income from the cumulative effect of the change on years prior to July 1, 1991 and a $784,438 decrease in the 1992 tax benefit.

Pro forma effects of retroactive application of SFAS No. 109 to prior years are not determinable, and thus the effects on net income and earnings per share are not shown.

REVISION OF FINANCIAL STATEMENTS - Our report issued on September 6, 1994, for the year ended June 30, 1994 has been revised. The revisions consisted of the restatement of intangible assets and related amortization consistent with the settlement reached for the adjusted purchase price of Current Concepts Seminars ("CCS"). The original agreement caused the issuance of 700,000 shares of QLS common stock, but the settlement adjusts the number to 115,000 shares. The settlement was executed in March, 1995. (Reference Note 2)

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995
                                     (CONTINUED)

NOTE 2 - BUSINESS COMBINATION

On August 28, 1992, the Company entered into an agreement to acquire one hundred percent of the issued and outstanding common stock of Current Concepts Seminars, Inc. ("CCS") in exchange for 700,000 shares of the Company's restricted common stock. This transaction was originally valued at $162,937. In March, 1995 Management entered into a settlement agreement whereby the number of shares issued was adjusted to 115,000 shares. Accordingly, the valuation has been adjusted pro-rata to an amount of $80,165 with an amount due from the individuals of $82,772 until such time as they return the common stock to the Company. The financial statements as of and for the year ended June 30, 1994 have been restated to reflect this settlement agreement. CCS develops and produces educational programs. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16. The cost of the acquisition is the estimated fair values of the assets acquired and the liabilities assumed because such values more clearly indicate acquisition cost. The estimated fair values of assets and liabilities acquired are summarized as follows:


         Cash                             $    35,180
         Accounts receivable, net              14,847
         Property and equipment                13,543
         Accumulated depreciation          (    8,613)
         Accounts payable                  (    4,020)
         Copyrights                            20,752
         Royalties                              8,476
                                          -----------

                                          $    80,165
                                          -----------
                                          -----------

NOTE 3 - DISCONTINUED OPERATIONS

On June 30, 1994 the Company entered into an agreement with two individuals who are shareholders of the Company for the sale of W.T. Young Construction Company and Young Trucking, Inc. In past years, these two individuals were responsible for the operations of these two segments of the Company. The agreement called for the sale of the common stock of both subsidiaries for the purchase price of $2,000,000. Upon execution of the agreement $200,000 was paid to the Company and the individuals have executed a five year note in the amount of $1,800,000 with a stated interest rate of 3.6% per annum (Reference Note 6). The note is payable at the rate of $150,000 each year plus interest on July 10, 1995 and 1996, and $200,000 each year plus interest on July 10, 1997 and 1998. The balance of the note plus accrued interest is due and payable on July 10, 1999. The note is guaranteed by W.T. Young Construction Company, and collateralized by a pledge of the common stock of W.T. Young Construction Company and approximately 471,343 shares of Costa Rica International, Inc. common stock owned by the individuals. Said note shall be subordinated only where required for bonding. The Company entered into a settlement agreement as payment for the note. Reference Note 11, Related Party Transactions for discussion of this settlement agreement.

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995
                                     (CONTINUED)

NOTE 4 - ACCOUNTS AND CONTRACTS RECEIVABLE

Accounts and contracts receivable at June 30, 1996 and 1995 consist of the following:
                                                         1996           1995
                                                    ------------   ------------

  Trade accounts receivable                         $    343,557   $    385,952
                                                    ------------   ------------
    Total Accounts Receivable                            343,557        385,952
  Less:  Allowance for Bad Debts                     (   130,644)   (   207,515)
                                                    ------------   ------------

  Accounts Receivable - Net                         $    212,913   $    178,437
                                                    ------------   ------------
                                                    ------------   ------------


NOTE 5 - OTHER CURRENT ASSETS

Other current assets at June 30, 1996 and 1995 consist of the following:

                                                         1996           1995
                                                    ------------   ------------

  Prepaid Expenses                                       178,729        307,955
  Due From Individuals - CCS settlement                      -0-         82,772
  Interest Receivable                                        -0-         64,252
  Other Receivables                                        5,772         31,284
  Other                                                      -0-         29,407
                                                    ------------   ------------

  Accounts Receivable - Net                         $    184,501   $    515,670
                                                    ------------   ------------
                                                    ------------   ------------


NOTE 6 - NOTE RECEIVABLE

Notes receivable at June 30, 1996 and 1995 consist of:

                                                           1996        1995
                                                       -----------  -----------
     Gulf Ventures - Interest rate
       of 8%; Payments of $20,987 plus
       interest due December 31, each
       year thru 2004                                  $   181,340  $   202,327

     W.T. Young Construction Company
       Interest rate of 3.6%; Payments
       of 150,000 plus interest on July
       10, 1995 and 1996; Payments of
       $200,000 plus interest on July
       10, 1997 and 1998 with the
       balance plus interest due on
       July 10, 1999; collateralized
       by pledge of W.T. Young
       Construction Company and the
       common stock of QLS owned by
       W.T. Young                                              -0-    1,720,000

     Less current portion                               (   20,987)  (   83,442)
                                                       -----------  -----------

     Total noncurrent note receivable                  $   160,353  $ 1,838,885
                                                       -----------  -----------
                                                       -----------  -----------

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995
                                     (CONTINUED)

NOTE 7 - OTHER ASSETS

Other assets at June 30, 1996 and 1995 consist of the following:

                                                         1996           1995
                                                     -----------    -----------

    Capitalized production costs                     $   137,100    $   137,100
    Intangibles                                           33,437         33,437
     Less: Accumulated amortization                   (   79,148)    (    7,863)
                                                     -----------    -----------

  Total Other Assets                                 $    91,389    $   162,674
                                                     -----------    -----------
                                                     -----------    -----------


During the year ended June 30, 1995, the subsidiary which was responsible for video production discontinued work for its major client and removed all its employees from the payroll. Due to this, all remaining goodwill related to this subsidiary, which was purchased July 1, 1992, has been written off. This amounted to an expense of $105,840. Management has hired an individual to begin plans for preparation of videos to use with educational programs.




NOTE 8 - DEBT

Long-term debt at June 30, 1996 and 1995 consist of:

                                                           1996         1995
                                                       -----------  -----------
   Note payable on various financing
     leases for operating equipment                         34,507       33,501
                                                       -----------  -----------

   Totals                                                   34,507       33,501

   Less current maturities                             (    24,306)  (   13,649)
                                                       -----------  -----------

   Total Long-term debt                                $    10,201  $    19,852
                                                       -----------  -----------
                                                       -----------  -----------


The aggregate long-term debt matures during the next five years as follows:

    Year ended June 30                                     Amount
    ------------------                                  ------------

    1997                                                $     24,306
    1998                                                      10,201
    1999                                                         -0-
    2000                                                         -0-
    2001                                                         -0-
                                                         ------------

    Total                                               $     34,507
                                                         ------------
                                                         ------------

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995
                                     (CONTINUED)


NOTE 9 - INCOME TAXES

During the fourth quarter of fiscal 1992, the Company changed its method of accounting for income taxes from the deferred method to the asset and liability method (See Note 1).

Income tax (expense) benefits attributed to continuing operations in the accompanying consolidated statements of operations are made up of the following components:

                                                            1996         1995
                                                       -----------  -----------

    Current                                           $       -0-  $       -0-
    Deferred                                           (  112,711)  (  165,499)
    Discontinued operations                                   -0-          -0-
      Adjustment of valuation
      allowance                                           112,711      165,499
                                                       -----------  -----------

    Total income tax benefit (expense)                $       -0-  $       -0-
                                                       -----------  -----------
                                                       -----------  -----------


The components of the net deferred tax liability and asset recognized in the accompanying consolidated financial statements at June 30, 1996 are as follows:

                                            Deferred     Deferred
                                              Tax          Tax
                                             Asset      Liability      Total
                                          -----------  -----------  -----------
   Net operating loss
     carryforward                         $ 1,363,538   $      -0-  $ 1,363,538
   Depreciation                                10,485    (  27,145)  (   16,660)
   Other                                       41,503    (   3,060)      38,443
   Valuation allowance                     (1,385,321)         -0-   (1,385,321)
                                          -----------  -----------  -----------

                                          $    30,205  $(   30,205) $       -0-
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------




The components of the net deferred tax liability and asset recognized in the accompanying consolidated financial statements at June 30, 1995 are:

                                            Deferred     Deferred
                                              Tax          Tax
                                             Asset      Liability      Total
                                          -----------  -----------  -----------
  Net operating loss
    carryforward                          $ 1,250,954  $       -0-  $ 1,250,954
  Depreciation                                    -0-   (   49,704)  (   49,704)
  Other                                        74,419   (    3,059)      71,360
  Valuation allowance                      (1,272,610)         -0-   (1,272,610)
                                          -----------  -----------  -----------

                                          $    52,763  $(   52,763) $       -0-
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995
                                     (CONTINUED)

The valuation allowance represents the portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

The difference between the income tax benefit and the amount computed by applying the statutory income tax rate to pre-tax losses from continuing operations is as follows:

                                                           1996        1995
                                                       -----------  -----------

  Benefit normally expected                            $ 1,385,321  $ 1,272,610
  Acquisitions, changes in tax rates
    and other                                                  -0-          -0-
  Adjustments of valuation allowance                    (1,385,321)  (1,272,610)
                                                       -----------  -----------

  Income tax benefit                                   $       -0-  $       -0-
                                                       -----------  -----------
                                                       -----------  -----------


At June 30, 1996 and 1995, the Company had net operating loss carryforwards of approximately $1,363,538 and $1,250,954 for income tax purposes available to offset future taxable income through 2011 and 2010, respectively.


NOTE 10 - STOCK WARRANTS

On January 21, 1994 the Company entered into an investment banking agreement with M. H. Meyerson & Co. In part, the agreement required the Company to issue warrants to purchase 300,000 shares of common stock with an exercise price of $1.85 per Warrant with demand and piggyback registration rights. The registration rights may not be asked for a period of 18 months from the date of the agreement. Such rights will be available starting in month 19 through month 48 from the date of the agreement.

On August 1, 1995, the Company approved the sale of Warrants to two of its Board of Directors and two independent consultants for the purchase price of $100 to each individual. The warrants are for a total of 250,000 shares of the Company's $0.001 Common Stock at an exercise price of $0.10 per share. The warrants may be exercised anytime from August 1, 1995 to August 1, 2000.

On June 1, 1994 the Management of the Company approved the issuance of warrants to purchase 200,000 shares of common stock at $.75 per share to an outside consultant for services to be rendered to the Company.

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995
                                     (CONTINUED)

NOTE 11 - RELATED PARTY TRANSACTIONS

Ram Financial Consultants, Inc. is a company controlled by an officer of the Company all of the year ended June 30, 1994, but was transferred out of the officer's control during the year ended June 30, 1995. During the year ended June 30, 1995, the Company made payments to RFC in the amount of $25,474. Interest has been accrued at 10%APR in the amount of $1,925. The total balance of $27,399 is treated as an unsecured loan to RFC and is to be paid back over the next twelve months to the Company. During the year ended June 30, 1996, credit was given for services provided and the amount is deemed paid in full as of the fiscal year end.

During the year ended June 30, 1995, the responsibility for completion of advertising on behalf of the Company was transferred to InterCoast Financial Corporation due to the death of the individual previously contracted to complete the contract. The Company currently has recorded prepaid advertising of $174,348 and $290,046 as of June 30, 1996 and 1995, respectively. InterCoast Financial, Inc. is a company owned by the children of officers and directors of the Company, but controlled by an officer of the Company. During the year ended June 30, 1996, the Company was extensively revising its courses and curriculum to meet further accreditation requirements. Due to this revision process, limited action was taken for advertising. Therefore, $111,317 was repaid to the Company for use with operations during the year ended June 30, 1996.
Advertising is anticipated by Management to be used in the near future for promotion of courses and laboratory experiment videos currently in development.

American Aerospace & Technologies (AAT) is a company established to operate as an FAA Repair Station that is controlled by an officer and director of the Company. During the fiscal year ended June 30, 1994, AAT operated as MTW Aerospace and was not a related party. AAT leases space from the Company on a sub-lease arrangement. The current lease is from March 1, 1995 to February 28, 1997 with annual rent payable at $19,800 per year. AAT currently owes the Company for accrued rent and allocated charges for utilities the amounts of $42,749 and $22,311 as of June 30, 1996 and 1995, respectively. Accrued interest on the amounts due is $4,794 and $1,255 as of June 30, 1996 and 1995, respectively.

Effective March 25, 1996, the Company entered into a General Release and Compromise Settlement Agreement with shareholders who purchased the construction and trucking subsidiaries. The Agreement specified the settlement of the $1,720,000 note receivable from the shareholders relating to the purchase. The settlement resulted in the shareholders transferring cash and common stock of the Company with a combined valuation of $1,400,000 to the Company and accordingly, a loss was recorded in the amount of $320,000. The terms of the settlement are as follows:

a) The shareholders agree to pay to the Company or its designees the sum of $800,000. This payment was received prior to June 30, 1996.

b) Concurrent with the payment described in item (a), the shareholders agree to endorse and deliver 460,000 shares of common stock of the Company to a third person as the Company may require. This stock was

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995
                                     (CONTINUED)

transferred to the such third person on July 18, 1996 as specified by the Company. Reference Note 16, Subsequent Events for details of the transaction.

c) The parties also agreed to the following division of proceeds, if any, that may result from a lawsuit currently pending in the 347th Judicial District Court of Nueses County, Texas. The following is the priority order of payment:

 (1) The shareholders are to reimbursed for expenses incurred by the parties' attorneys which currently amounts to approximately $154,015.
 (2) The shareholders are to be reimbursed for attorney fees advanced by the shareholders which currently amounts to approximately $91,111.
 (3) Up to the next $600,000 in proceeds will be divided equally between the Company and the shareholders.
 (4) Up to the next $1.26 million in proceeds will be advanced to the shareholders as payment on the assignment.
 (5) Any remaining proceeds shall be divided equally between the Company and the shareholders.

On July 2, 1995 the Company entered into an agreement with SeaCoast Electric, Inc.(SCE) for management services. SCE is owned, in part, by children of officers and directors of the Company. The agreement calls for SCE to provide management, in the form of Chief Executive Officer and Chief Financial Officer, for all operations of all Company subsidiaries. In exchange, the Company shall pay SCE the sum of $150,000 for management services for each fiscal year (July thru June). In addition, Cambridge Academy, a subsidiary of the Company, shall pay one individual an annual salary of $50,000 for her work as Director of Education. Any unpaid salary shall be eligible for the calculation of warrants to be issued. SCE agrees to take their fees as the Company's and its subsidiaries' funds allow so as not to jeopardize the operations. In the event that at the end of the fiscal year SCE has not taken its entire fee, the Company shall issue a warrant for stock, with registration rights paid for by the Company, at the strike price of $0.10 per share. The number of shares shall be determined by the remaining unpaid management fee. No warrants were due or issued for the year ended June 30, 1996. A similar contract will be used effective July 1, 1996, however, it will not include any warrant options for amounts not paid.

On June 30, 1996, the Company loaned $50,000 to Aero Costa Rica pursuant to the terms of a convertible debenture. The term of the Debenture is for a period of twelve (12) months with a stated interest rate of 12%. The Company has also entered into an Agreement and Plan of Reorganization with Corporation Pipasa S.A. for the acquisition of Corporation Pipasa, S.A. Aero Costa Rica and Corporation Pipasa have some common ownership.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

 (a) For the year ended June 30, 1996 and 1995, rental expense amounted to $58,828 and $95,238, respectively. This included office space and office equipment.

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995
                                     (CONTINUED)

Prior to the commencement of its office lease, the Company issued 25,000 shares of its common stock to the landlord of its corporate offices for debt owed. The landlord is to sell the shares at a rate of no more than 2,000 shares per day to satisfy the debt. This stock was issued April 5, 1994. If the sale of the 25,000 shares of common stock yields net proceeds of less than the aforesaid debt of $45,598, then the deficiency immediately becomes due and payable within five days of notice. Management did not receive confirmation of the monies collected from the sale of the common stock as of the issuance of the June 30, 1994 report. The lessor sold 14,000 shares for $25,182 and applied it to the amount due. The lessor still holds 11,000 shares which are to be sold at some future date. In addition, the Company is currently paying a discounted rent amount. If the Company does not exercise its option to purchase the building prior to 30 days before the expiration of the lease, April 30, 1995, then the rent shortfall between the discounted rent and the actual rent of $24,695 will become due and payable.

The lease described in the above paragraph has expired and the Company is in default of the terms of the lease due to failure to exercise the option to purchase the building and failure to maintain insurance on the facility. The Company is in negotiation with the lessor for settlement of the lease.

 (b) As of June 30, 1996 and June 30, 1995, the Company has no insurance on the building it occupies or the contents of the building. This represents a serious contingent loss potential. All assets and files of the Company and its affiliated companies are located in the facility. Total destruction of the facility due to fire or natural disaster would seriously impair the Companies' current operations as it has limited funds to allow for replacement of equipment or reconstruction of files.

 (c) Prior to the merger of Cambridge Academy with the Company, an individual invested $100,000 in Cambridge Academy. The Company set aside a block of stock for the individual. She subsequently passed away. The estate filed a several count complaint, all of which in essence allege that the estate would like to recapture the full value of the investment and does not want the block of stock reserved for the individual issued to her satisfaction of the investment. The maximum possible action against the Company would be to return the $100,000. Management has responded to the claim and counsel for both parties are exploring possible settlement as well as preparing for trial. A settlement was entered into on May 23, 1996 by the Company's payment of $50,000 to the estate of the individual.


NOTE 13 - CHANGES IN SECURITIES

On January 21, 1993, the Registrant filed a registration statement under cover of Form S-8 to register a total of 400,000 common shares pursuant to a consultant and services Compensation Plan.

During the year ended June 30, 1996, the Company cancelled 118,333 shares of common stock that were receivable from the CCS settlement. Reference Note 2.

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995
                                     (CONTINUED)

During the year ended June 30, 1996, the Company issued 25,000 shares of the Company's common stock pursuant to the Form S-8 for services provided for the benefit of the Company. The transactions were valued by management as the estimated fair market value calculated as the approximate average of the bid and ask prices. The total transactions amounted to $6,750.

During the year ended June 30, 1996, the Company cancelled 107,134 shares of common stock that were held in treasury.


NOTE 14 - BUSINESS ENVIRONMENT

The Company and its subsidiaries operate in various industries, each of which are subject to certain economic changes. The active companies are based in Florida and provide educational services to broad market areas. These companies operate as an accredited home study school at the high school level, a medical seminars and publication company, and a video production company serving the training and product introduction niche.


NOTE 15 - AGREEMENT AND PLAN OF REORGANIZATION

On April 30, 1996, the Company entered into an Agreement and Plan of Reorganization with Corporation Pipasa, S.A. for the acquisition of Corporation Pipasa, S.A.

The agreement specifies that Corporacion Pipasa, S.A. and its stockholders will exchange all of the issued and outstanding shares of Class A and Class B common stock of Pipasa for approximately 25,600,000 shares, in the aggregate, of restricted common stock of the Company, which in any case shall be at least 82.4%, in the aggregate, of the issued and outstanding common shares of the Company on a fully diluted basis at the time of the delivery of such shares to the Stockholders, which includes currently outstanding warrants and options to issue approximately 750,000 shares. If, and to the extent that the acquiror receives less than 100% of the common stock of the acquiree, the amount of shares to be issued hereunder to the Stockholders of the acquiree shall be reduced pro-rata.

The Company has three subsidiary corporations which include Cambridge Academy, Sentient, Inc. and Current Concept Seminars, Inc., along with a division which engages in real estate development. As a condition of the Agreement and the underlying acquisition, the acquiror will divest itself of all operations, including the subsidiary corporations and the real estate division, by the delivery date of the common shares.

The transaction was approved by the shareholders of the Company on August 5, 1996. The transaction has been consummated as of September 30, 1996.

                    QUANTUM LEARNING SYSTEMS, INC. & SUBSIDIARIES
                    TO BE KNOWN AS COSTA RICA INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996 AND 1995
                                     (CONTINUED)

Pursuant to the terms of the Agreeement and Plan of Reorganization to divest the current operations of the Company, the Company entered into an agreement with InterCoast Financial Corporation on April 30, 1996 for the acquisition of the subsidiaries and rights of QLS which is to be effective from and as of August 5, 1996, the closing date. The agreement provides for InterCoast Financial Corporation to acquire the subsidiaries and rights of QLS in exchange for 50,000 shares of common stock of QLS plus indemnification to QLS in respect of any liability, damage or deficiency, all actions, suits, proceedings, demands, assessments, judgements, costs and expenses including attorney's fees, incident to the subsidiaries and rights as part of this agreement.


NOTE 16 - SUBSEQUENT EVENTS

The Compromise Settlement Agreement entered into on March 25, 1996, for the settlement of the note due to the Company from the sale of the Texas subsidiaries required 460,000 common shares of the Company be delivered to the Company or a third party as specified by the Company. On July 18, 1996, the 460,000 shares specified in the agreement were delivered directly to a third party purchasing those shares for an amount of $600,000. The funds resulting from the sale were deposited for the benefit of InterCoast Financial, Inc. (Reference Note 11 - Related Party). As of July 18, 1996, the $600,000 would be recorded on the books and records of the Company as an amount due from a related party.

Subsequent to June 30, 1996, the Company made payments on behalf of Aero Costa Rica which totalled $324,835. This amount was treated as a loan to Aero Costa Rica pursuant to the terms of its Debenture Program. The debenture is for a term of twelve (12) months and bears interest at the rate of 12% annually. It is the intent of Aero Costa Rica to reorganize itself as a United States publicly traded company. In the event the reorganization is concluded, the bearer of the debenture, is entitled, at the bearers option, to convert the debenture to stock in the post-effective public company. This right of conversion shall be offered on or after 45 days from the conclusion of the reorganization and shall be calculated at 60% of the then current market value of the stock. The current market rate shall be determined as the average of the market price of the stock during the 5 days prior to conversion. The right to convert the debenture to common stock shall end, 15 days prior to the maturity of the debenture. Aero Costa Rica may, at its sole discretion, require the conversion of the debenture to common stock provided that the market price is above seven dollars ($7.00) and the bearer is issued 120% of the stock issued under the terms of conversion. The debenture is secured by all assets for the face value of the debenture. This pledge of assets is deemed first before all unsecured creditors. As of September 30, 1996, no uniform commercial code (UCC) filing has been made to document the position of the Company under this agreement.

                               CORPORACION PIPASA, S.A.

                               FINANCIAL STATEMENTS AND
                          ADDITIONAL INFORMATION REQUIRED BY
                        THE SECURITIES AND EXCHANGE COMMISSION

                      AS OF JUNE 30, 1996 AND SEPTEMBER 30, 1995
                     AND FOR THE NINE MONTHS ENDED JUNE 30, 1996
                        AND THE YEAR ENDED SEPTEMBER 30, 1995

                               CORPORACION PIPASA, S.A.

                          INDEX TO THE FINANCIAL STATEMENTS


                                                                        Page
                                                                     -----------

Report of Independent Certified Public Accountants ..................    F-1

Balance Sheets at June 30, 1996 and September 30, 1995 .............. F-2 - F-3

Statements of Operations for the nine months ended
    June 30, 1996 and the year ended September 30, 1995 .............    F-4

Statements of Stockholders' Equity for the nine months
    ended June 30, 1996 and for the year ended
    September 30, 1995 .............................................. F-5 - F-6

Statements of Cash Flows for the nine months ended
   June 30, 1996 and the year ended September 30, 1995 ..............    F-7

Notes to the Financial Statements ................................... F-8 - F-18



Schedules:

I -   Schedule of Amounts Receivable from Related
       Parties at June 30, 1996 and September 30, 1995 ..............     F-19

II -  Schedule of Property, Plant and Equipment at
       June 30, 1996 ................................................     F-20

III-  Schedule of Property, Plant and Equipment at
       September 30, 1995 ...........................................     F-21

IV -  Schedule of Accumulated Depreciation of Property,
       Plant and Equipment at June 30, 1996 .........................     F-22

V -   Schedule of Accumulated Depreciation of Property,
       Plant and Equipment at September 30, 1995 ....................     F-23

VI -  Schedule of Short-Term Borrowings at June 30, 1996
       and September 30, 1995 .......................................     F-24



Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is given in the financial statements, including the notes thereto.

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors of Corporacion PIPASA, S.A.

We have audited the balance sheet of Corporacion PIPASA, S.A. as of June 30, 1996 and September 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended June 30, 1996 and the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporacion PIPASA, S.A. at June 30, 1996 and September 30, 1995, and the results of its operations and its cash flows for the nine months ended June 30, 1996 and the year ended September 30, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information in Schedules I through VI are presented for purposes of additional analysis of the financial statements rather than to present the financial position, results of operations, and cash flows of the Company. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



T. Alan Walls, CPA, P.C.
Johnson City, Tennessee

September 20, 1996

                               CORPORACION PIPASA, S.A.
                                    BALANCE SHEET
                         JUNE 30, 1996 AND SEPTEMBER 30, 1995




    ASSETS                                               1996            1995
                                                  -------------   -------------

Current assets:                                   $   2,600,751   $   2,042,399
  Cash and cash equivalents                              48,251             -0-
  Investments - Available for Sale                      142,289         112,879
  Notes receivable  (Note 3)                          5,265,362       4,222,544
  Accounts receivable, net  (Note 4)                  7,039,473       5,984,909
  Inventories, net  (Note 5)                            153,072         210,996
  Due From Related Parties  (Note 20)                   156,472         152,289
  Prepaid expenses  (Note 6)                      -------------   -------------

      Total current assets                           15,405,670      12,726,016

  Investments - Held to Maturity  (Note 7)            1,340,056       1,524,023
  Property, Plant & equipment, net  (Note 8)         28,860,833      28,754,560
  Forestry rights                                       727,120         657,961
  Copyrights, trademarks, goodwill, net                 104,340         151,410
  Guarantee deposits                                    115,890         145,872
  Other assets  (Note 16)                               259,218          89,979
  Due From Related Parties  (Note 20)                 2,466,657       1,850,433
                                                  -------------   -------------

      Total assets                                $  49,279,784   $  45,900,254
                                                  -------------   -------------
                                                  -------------   -------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdrafts  (Note 9)                              64,591             -0-
  Notes payable  (Note 10)                            9,632,780       9,159,313
  Accounts payables  (Note 11)                        3,456,169       3,682,199
  Allowance for Christmas bonus                         328,643         371,800
  Allowance for severance pay  (Note 12)                 90,166          63,858
  Accumulated expenses                                  705,590         653,022
  Estimated income tax                                      -0-          87,005
                                                  -------------   -------------
    Total current liabilities                        14,277,939      14,017,197

Long term liabilities:
  Long term accounts payable                                -0-          14,480
  Long term notes payable  (Note 10)                  3,902,505       2,383,500
                                                  -------------   -------------

    Total long term liabilities                       3,902,505       2,397,980
                                                  -------------   -------------

      Total liabilities                              18,180,444      16,415,177


                 See accompanying notes to the financial statements.

                               CORPORACION PIPASA, S.A.
                                    BALANCE SHEET
                         JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                     (CONTINUED)

Stockholders' equity:                                    1996            1995
                                                  -------------   -------------

Common stock, authorized and issued
  4,550,000 shares of $4.01 at June 30,
  1996 and 2,500,000 shares of $7.11
  at September 30, 1995                              25,174,801      17,769,881

Titulos de Capital, common and nominal
  1,500,000 certificates of a par value
  of $6.64 each, which can be issued in
  certificates of six shares ($0.34 without
  the effect of the capitalization of
  assets revaluation) (Note 18, 21)                         -0-         505,511

Preferred nominal shares class "c" 186,431
  shares issued which bear a fixed dividend
  of 10% per year of a par value of $6.18
  each  (Note 21, 22)                                 1,151,491       1,151,491

Preferred nominal shares class "c" 131,400
  shares issued, which bear an annual
  dividend equal to the interbank rate
  published  by the Central Bank of Costa
  Rica, revisable and adjustable every month,
  plus two additional points, of a par value
  of $6.50 each  (Note 21, 22)                          853,948         853,948

Additional paid-in capital                                2,428             -0-
Legal reserve  (Note 18)                                518,884         518,884
Foreign currency translation adjustment                 214,719         437,498
Retained earnings  (Note 18)                          3,183,069       8,247,864
                                                  -------------   -------------

    Total stockholders' equity                       31,099,340      29,485,077
                                                  -------------   -------------

  Total liabilities and stockholders' equity
                                                  $  49,279,784   $  45,900,254
                                                  -------------   -------------
                                                  -------------   -------------


                 See accompanying notes to the financial statements.

                               CORPORACION PIPASA, S.A.
                                STATEMENTS OF EARNINGS
                       FOR NINE MONTHS ENDED JUNE 30, 1996 AND
                        FOR THE YEAR ENDED SEPTEMBER 30, 1995


                                                         1996            1995
                                                  -------------   -------------

Net Sales                                         $  46,071,833   $  57,396,036
Less: Cost of sales                                ( 33,734,089)   ( 40,198,185)
                                                  -------------   -------------

    Gross profit                                     12,337,744      17,197,851

Operating expenses:
  Selling                                             4,812,507       6,265,603
  Export                                                125,612         143,963
  General and administrative                          3,200,087       4,916,216
                                                  -------------   -------------

    Total operating expenses                          8,138,206      11,325,782
                                                  -------------   -------------

Operating Profit                                      4,199,538       5,872,069

Other income  (Note 14)                                 901,779       1,224,590
Other expenses  (Note 15)                          (  2,623,310)   (  3,255,691)
                                                  -------------   -------------

  Net earnings before income taxes                    2,478,007       3,840,968

    Estimated income tax                           (     45,704)   (    230,618)
                                                  -------------   -------------

    Net earnings                                  $   2,432,303   $   3,610,350
                                                  -------------   -------------
                                                  -------------   -------------

Earnings per share                                      $  0.50         $  1.40
                                                        -------         -------
                                                        -------         -------


                 See accompanying notes to the financial statements.

                               CORPORACION PIPASA, S.A.
                          STATEMENT OF STOCKHOLDERS' EQUITY
                         JUNE 30, 1996 AND SEPTEMBER 30, 1995



                                    Capital Stock                     Preferred Shares           Titulos de Capital
                               --------------------------       --------------------------   ---------------------------
                                 Number of                        Number of                    Number of
                                   Shares         Amount           Shares         Amount        Shares         Amount
                               -----------    -----------       -----------    -----------    -----------   ------------
Balance: September 30, 1994       2,500,000  $  17,769,881          245,136  $   1,628,717            --   $        --
Transferred from stock-
  holders' contributions for
  future capital increases             --             --             72,695        376,722             --           --
Capitalization of retained
  earnings                             --             --                --             --        1,500,000      505,511
Increase during the year               --             --                --             --             --            --
Decreases during the year              --             --                --             --             --            --
Transfer retained earnings             --             --                --             --             --            --
Foreign currency translation           --             --                --             --             --            --
Add, net earnings                      --             --                --             --             --            --
Add, prior period adjustment           --             --                --             --             --            --
Less, dividends paid                   --             --                --             --             --            --
                               -----------    -----------       -----------    -----------    -----------   ------------

Balance: September 30, 1995      2,500,000   $  17,769,881          317,831  $   2,005,439       1,500,000   $  505,511

Capital increase with Rincon
  de los Toros, S.A.                   500           2,428              --             --             --            --
Capitalization of
  de capital                        49,500         505,511              --             --       (1,500,000)    (505,511)

Foreign currency translation         --               --                --             --             --            --
Add, net earnings                    --               --                --             --             --            --
Less, dividends paid                 --               --                --             --             --            --
Stock dividend                  2,000,000        6,896,981              --             --             --            --
Prior period adjustment              --               --                --             --             --            --
                               -----------    -----------       -----------    -----------    -----------   ------------

Balance: June 30, 1996          4,550,000    $  25,174,801          317,831  $   2,005,439            --   $        --
                               -----------    -----------       -----------    -----------    -----------   ------------
                               -----------    -----------       -----------    -----------    -----------   ------------




                 See accompanying notes to the financial statements.

                               CORPORACION PIPASA, S.A.
                          STATEMENT OF STOCKHOLDERS' EQUITY
                         JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                     (CONTINUED)



                                 Additional                        Foreign                              Total
                                  Paid-in             Legal       Currency          Retained       Stockholders'
                                  Capital           Reserve     Translation         Earnings           Equity
                              ------------      ------------   ------------      ------------      ------------
Balance: September 30, 1994     $    435,091     $    371,306   $    42,914      $  6,701,554       $ 26,949,463
Transferred from stock-
  holders' contributions for
  future capital increases         (376,722)             --           --                 --                 --
Capitalization of retained
  earnings                             --                --           --             (505,511)              --
Increase during the year              3,154              --           --                 --                3,154
Decreases during the year           (61,523)             --           --               (3,571)           (65,094)
Transfer from retained earnings        --             147,578         --             (147,578)              --
Foreign currency translation           --                --         394,584              --              394,584
Add, net earnings                      --                --           --            3,610,350          3,610,350
Add, prior period adjustment           --                --           --                7,216              7,216
Less, dividends paid                   --                --           --           (1,414,596)        (1,414,596)
                               ------------      ------------    ------------    ------------        ------------

Balance: September 30, 1995     $      --       $    518,884   $    437,498      $  8,247,864       $ 29,485,077


Capital increase with
  de los Toros, S.A.                 2,428               --            --                --                4,856
Capitalization of titulos
  de capital                           --                --            --                --                 --
Foreign currency translation           --                --        (222,779)             --             (222,779)
Add, net earnings                      --                --            --           2,432,303          2,432,303
Less, dividends paid                   --                --            --            (590,142)          (590,142)
Stock dividend                         --                --            --          (6,896,981)              --
Prior period adjustment                --                --            --              (9,975)            (9,975)
                                ------------     ------------   ------------      ------------      ------------

Balance: June 30, 1996          $    2,428      $    518,884   $    214,719      $  3,183,069       $ 31,099,340
                                ------------     ------------   ------------      ------------      ------------
                                ------------     ------------   ------------      ------------      ------------



                 See accompanying notes to the financial statements.

                               CORPORACION PIPASA, S.A.
                               STATEMENT OF CASH FLOWS
                       FOR NINE MONTHS ENDED JUNE 30, 1996 AND
                        FOR THE YEAR ENDED SEPTEMBER 30, 1995


                                                           1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:               -----------------    --------------
 Net earnings for the period                          $   2,432,303       $   3,610,350
 Adjustments to reconcile net earnings to cash
  provided by operating activit$ies:
    Depreciation and amortization                          923,491           1,275,566
    (Increase) decrease in:
      Accounts receivable                               (1,042,818)           (609,403)
      Inventories                                       (1,054,564)            871,993
      Other assets                                        (169,239)            370,843
      Prepaid expenses                                      (4,183)             92,913
    Increase (decrease) in:
      Accounts payable                                    (240,510)            307,081
      Accrued expenses                                      52,568             (82,639)
      Estimated income taxes                               (87,005)             63,474
      Allowance for Christmas Bonus                        (43,157)           (107,534)
      Allowance for severance pay                           26,308            (146,726)
                                                    -----------------    --------------
 Net cash provided by operating activities                 793,194           5,645,918

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (1,480,259)         (3,635,975)
  Proceeds from sale of property and equipment              34,017             319,934
  Purchase of long term investments                       (152,976)           (154,779)
  Proceeds from sale of long term investments              288,692             323,310
  Loans to shareholders                                 (2,207,559)         (1,550,732)
  Collection of loans to shareholders                    1,252,277             763,937
  Advances on notes receivable                             (63,133)           (510,768)
  Collection of notes receivable                            25,985             594,328
  Forestry rights                                          (69,159)           (103,734)
  Copyrights                                                47,070             (12,895)
  Deposits                                                  29,982             (12,366)
  Translation adjustment                                   404,720             233,636
                                                    -----------------    --------------
 Net cash (used) by financing activities                (1,890,343)         (3,746,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                           23,651,121          17,801,915
  Principle payments on long-term debt and
    notes payable                                      (20,407,219)        (15,777,570)
  Dividends paid                                          (590,142)         (1,414,596)
  Bank overdrafts                                           64,591            (227,615)
  Translation adjustment                                (1,062,850)         (1,607,660)
                                                    -----------------    --------------
 Net cash (used) by investing activities                 1,655,501          (1,225,526)
                                                    -----------------    --------------

Net increase (decrease) in cash                            558,352             674,288

Cash balance, at the beginning of the year               2,042,399           1,368,111
                                                    -----------------    --------------

Cash balance, at the end of the year                 $   2,600,751       $   2,042,399
                                                    -----------------    --------------
                                                    -----------------    --------------





                 See accompanying notes to the financial statements.

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995


NOTE 1 - ORGANIZATION

On January  7, 1991 Akron, S.A. merged with the following  Corporations:
Industrias Derivados de Pollo, S.A. (Idepos S.A.), Retisa, S.A., Servicios Multiple PIPASA (Semupi, S.A.), Avicola Chacara, S.A., Concentrados Belen, S.A., Empolladora Belen, S.A., Granja Avicola Monica, S.A., Planta Procesadora de Aves, S.A., Grupo PIPASA, S.A., Productores de Huevo Fertil, S.A. (Prohufe, S.A.) and El Polluelo, S.A. prevailing the name of the Company as Akron, S.A. Sometime afterwards the articles of incorporation were amended and the Company's name was switched to Corporacion PIPASA, S.A. The Corporation is domiciled in La Ribera district, Belen county Heredia province, Republic of Costa Rica.

Although Corporacion PIPASA, S.A. was formed on January 7, 1991, the necessary legal documents were signed on February 15, 1991. Settlement of the accounts for the merger was taken on January 31, 1991.

The main line of business of the Company is the production and marketing of poultry products. The principal activities of the Company are conducted within Costa Rica.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements as of September 30, 1995, include the accounts of Corporacion PIPASA, S.A. and its wholly-owned subsidiary, Rincon de los Toros, S.A. Rincon de los Toros, S.A. is an inactive Company. All significant intercompany transactions and balances have been eliminated. Rincon de los Toros, S.A. was merged into Corporation PIPASA, S.A. during the period ended June 30, 1996, using the pooling of interests method of accounting.

CASH AND CASH EQUIVALENTS - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

DEPRECIATION, MAINTENANCE AND REPAIRS - Depreciation is provided by the straight-line method. Estimated useful lives for depreciation purposes are as follows:
          Buildings                   10 - 50 years
          Machinery and equipment      5 - 10 years
          Production equipment         5 - 10 years
          Furniture and fixtures       3 - 10 years

Maintenance and repairs which do not prolong the useful life of an asset are expensed as incurred.

AMORTIZATION - Amortization of intangible assets which include copyrights, royalties and goodwill is provided by the straight-line method. Estimated useful lives for amortization purposes are as follows:
          Goodwill         5 - 10 years
          Royalties        5 - 10 years
          Copyrights       5 - 10 years

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)


CAPITALIZED ADVERTISING COSTS - Advertising and re-launching of Company products are capitalized and amortized to expense over one year. Advertising signs are loaned to customers and remain the property of the Company. The signs are capitalized and amortized on the straight-line method over their estimated useful lives. All other forms of advertising are charged to expense as incurred. Advertising expense amounted to $338,386 and $260,534 for the nine months ended June 30, 1996 and the year ended September 30, 1995, respectively.

ESTIMATES - Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

MARKETABLE SECURITIES - Held-to-maturity securities are recorded as non-current assets and reclassified to current assets when maturity is within the next year. Available-for-sale securities are either (1)recorded as current assets because they represent an excess of available funds and, even though management has no current plans to dispose of them, it can sell them at any time at its option or
(2) classified as current and non-current based on management's plans to dispose of them. Trading securities are classified as current assets.

INVENTORY - Inventory is recorded at the lower of cost or market. Cost is determined using the weighted average method for all inventories.

INCOME TAXES - During the fourth quarter of fiscal 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an assets and liability approach for financial accounting and reporting for income taxes. Under SFAS No. 109, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred income taxes represent the future tax return consequences of the temporary differences, which will be taxable or deductible when assets and liabilities are recovered or settled.


NOTE 3 - NOTES RECEIVABLE

Notes receivable at June 30, 1996 and September 30, 1995 are summarized as follows:

                                             1996                1995
                                        --------------      -------------
Commercial                              $      142,289      $     112,879
                                        --------------      -------------
    Notes Receivable                    $      142,289      $     112,879
                                        --------------      -------------
                                        --------------      -------------

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)

NOTE 4 - ACCOUNTS RECEIVABLE

Short term accounts receivable at June 30, 1996 and September 30, 1995 are detailed as follows:

                                                    1996          1995
                                               ------------- -------------

          Commercial                           $   5,246,280 $   4,040,809
          Officers and employees                      40,484        51,125
          Others                                     178,593       308,783
                                               ------------- -------------
                                                   5,465,357     4,400,717
          Allowance for doubtful accounts       (    199,995) (    178,173)
                                               ------------- -------------

              Accounts Receivable              $   5,265,362 $   4,222,544
                                               ------------- -------------
                                               ------------- -------------


NOTE 5 - INVENTORIES

Inventories at June 30, 1996 and September 30, 1995 are detailed as follows:

                                                      1996          1995
                                               ------------- -------------

          Finished products                    $   1,861,778 $   1,079,915
          Production poultry                       3,099,558     3,077,024
          Materials and supplies                   1,164,981     1,085,012
          Raw materials                            1,199,474     1,125,653
          In-transit                                 141,124        47,455
          Others                                         859         1,262
                                               ------------- -------------
                                                   7,467,774     6,416,321
          Allowance for renewal
            of production poultry               (    428,301) (    431,412)
                                               ------------- -------------

              Inventories                      $   7,039,473 $   5,984,909
                                               ------------- -------------
                                               ------------- -------------


NOTE 6 - PREPAID EXPENSES

Prepaid expenses at June 30, 1996 and September 30, 1995 are summarized as follows:
                                                     1996          1995
                                                ------------- -------------

          Prepaid insurance                     $      58,554 $      57,736
          Prepaid interest                             14,228        42,150
          Vehicles rights and taxes                    30,288         5,528
          Prepaid rent                                 42,157        32,318
          Others                                       11,245        14,557
                                                ------------- -------------

              Prepaid Expenses                  $     156,472 $     152,289
                                                ------------- -------------
                                                ------------- -------------

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)


NOTE 7 - INVESTMENTS - HELD TO MATURITY


Long term investments at cost at June 30, 1996 and September 30, 1995 are detailed as follows:

                                                     1996         1995
                                                ------------- -------------
          Cerveceria Americana, S.A. (9%
              ownership)                        $   1,162,064 $   1,162,064
          Lineas Aereas Costarricense, S.A.             1,263         1,263
          Club Campestre Espanol                        2,173         2,173
          Hotel Fiesta de Playa Shares                 33,557        33,557
          Certificates of Deposit                     118,212        13,487
          Others                                       22,787       311,479
                                                ------------- -------------

              Long Term Investments              $  1,340,056 $   1,524,023
                                                ------------- -------------
                                                ------------- -------------



NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 1996 and September 30, 1995 is summarized as follows:

                                                      1996          1995
                                                ------------- -------------

          Land                                  $  6,109,674 $   6,383,893
          Construction in progress                   709,237     1,421,099
          Buildings and installations             14,644,917    13,607,768
          Plant, machinery and equipment           7,778,176     7,679,965
          Office equipment                           710,369       740,249
          Vehicles                                 3,029,515     3,178,354
          Computer equipment                         591,063       416,102
          Other equipment                          1,275,844     1,226,844
          Hand tools                                  55,575        51,782
          Water wells                                 87,756        87,496
          Advertising signs and display              578,568       576,626
          Poultry feeding equipment                  457,522        70,236
          Poultry feeding and transporting
            equipment                                109,346        72,633
          Miscellaneous farm equipment                63,301        41,287
          Machinery in-transit                        21,944        53,020
                                                ------------- -------------
                                                  36,222,807    35,607,354

            Less, accumulated depreciation      (  7,361,974) (  6,852,794)
                                                ------------- -------------

              Property, Plant & Equipment - Net $ 28,860,833 $  28,754,560
                                                ------------- -------------
                                                ------------- -------------



NOTE 9 - BANK OVERDRAFT

Bank overdraft for $64,591 as of June 30, 1996 was duly authorized by the banks.

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)

NOTE 10 - NOTES PAYABLE

Long-term notes payable at June 30, 1996 and September 30, 1995 are detailed as follows:
                                                       1996          1995
                                                ------------- -------------

          Certificates of Deposit              $        3,852 $     201,338
          Banks                                     3,870,613     2,139,213
          Other                                        28,040        42,949
                                                ------------- -------------

              Notes Payable                    $    3,902,505 $   2,383,500
                                                ------------- -------------
                                                ------------- -------------




Land and buildings, machinery and equipment, and vehicles are pledged as guarantee of notes to banks.


Long-term notes due to banks and others will mature in the following periods ending June 30 and September 30:
                                                     June 30,      Sept 30,
                                                ------------- -------------

               1998                            $      954,519 $   1,159,115
               1999                                 2,143,366       433,253
               2000                                   451,638       490,365
               2001                                   287,212       192,932
               2002 and over                           65,770       107,835
                                                ------------- -------------

                                               $    3,902,505 $   2,383,500
                                                ------------- -------------
                                                ------------- -------------


Short-term notes payable at June 30, 1996 and September 30, 1995 are detailed as follows:
                                                       1996          1995
                                                ------------- -------------

          Certificates of Deposit              $    3,841,504 $   3,274,901
          Banks                                     5,639,675     5,790,122
          Other                                       151,601        94,290
                                                ------------- -------------

              Notes Payable                    $    9,632,780 $   9,159,313
                                                ------------- -------------
                                                ------------- -------------



As of June 30, 1996 long term notes bear an annual interest of 23%, 25.60%, 27%, 27.30%, 27.90%, 28.00%, 28.40%, 29.50%, 30.25%, 33.50%, 34%, 35% and 35.10%.

As of September 30, 1995 long term notes bear an annual interest of 23.93%, 30.50%, 31.25%, 35.10%, 35.50%, 35.49%, 36.00%, 37.50%, 38.00%, 39.00%, and
40.00%.

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)


NOTE 11 - ACCOUNTS PAYABLE

Accounts payable at June 30, 1996 and September 30, 1995 are detailed as follows:
                                                        1996           1995
                                                 -------------  -------------
Suppliers                                        $   2,925,950  $   3,167,484
Payroll withholdings and taxes                         525,364        477,669
Other                                                    4,855         37,046
                                                 -------------  -------------

    Accounts Payable                             $   3,456,169      3,682,199
                                                 -------------  -------------
                                                 -------------  -------------



NOTE 12 - CONTINGENT LIABILITIES

Under Costa Rican law, employees not dismissed for misconduct or leaving of their own accord are entitled to severance pay equal to one month's salary of each year of continuous service, up to a maximum of eight months salary. Also, employees that retire under the Costa Rican Social Security System are entitled to the same benefit. It is the Company's policy to accumulate a provision to cover this contingent liability.

The Company does not have damage insurance or a specific self insurance trust for vehicles that are not under lease agreements. Statistical analysis of the cost vs. benefit for vehicle insurance coverage in Costa Rica has shown the cost exceeds the benefits of maintaining coverage. The Company has liability insurance to cover third parties through an umbrella policy starting at $58,153 to a maximum of $1,453,826. Reference also Note 16.


NOTE 13 - PENDING LAWSUITS

As of September 30, 1994 there was a civil responsibility lawsuit arising from a court decision on a criminal charge involving a corporation vehicle with bodily injuries. The plaintiff had estimated such responsibility in U.S.$99,682 but the Court had not accepted such estimate. This lawsuit was ruled in favor of the corporation on the grounds of refusal of incapacity alleged by the plaintiff, for which the case was closed.

The plaintiff has introduced a new lawsuit based on identical terms, as a new process which was notified on November 1, 1995. No adjustments have been made to these financial statements for this case.

In 1996, this lawsuit process was ended when the parties involved arrived at an extrajudicial arrangement. The entire settlement was paid by the Company's insurance.

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)


NOTE 14 - OTHER INCOME

Other income at June 30, 1996 and September 30, 1995 is detailed as follows:

                                                       1996           1995
                                                -------------  -------------
Interest                                        $     394,265  $     392,519
Exchange differences                                  198,967        134,147
Investment Income                                      31,833         68,773
Gain on disposal of operational assets                 74,690        112,738
Sales of scrap                                            583         49,850
Others                                                201,441        466,563
                                                -------------  -------------
   Other Income                                 $     901,779  $   1,224,590




NOTE 15 - OTHER EXPENSES

Other expenses at June 30, 1996 and September 30, 1995 are detailed as follows:
                                                        1996           1995
                                                 -------------  -------------
Interest                                         $   2,115,474  $   2,656,509
Exchange differences                                   293,008        326,992
Others                                                 214,828        272,190
                                                 -------------  -------------
      Other Expenses                             $   2,623,310  $   3,255,691
                                                 -------------  -------------
                                                 -------------  -------------


NOTE 16 - OTHER ASSETS

Other assets at June 30, 1996 and September 30, 1995 are detailed as follows:

                                                        1996           1995
                                                 -------------  -------------
Deposit - Insurance Trust for leased vehicles    $     236,460  $      81,173
Other Assets                                            22,758          8,806
                                                 -------------  -------------
    Other Assets                                 $     259,218  $      89,979
                                                 -------------  -------------
                                                 -------------  -------------

Pursuant to the terms negotiated in the Company's operating lease agreements, the Company has established a self-insurance program to cover damage to vehicles under lease. For each lease entered into, the Company establishes a trust account at the inception of the lease. After the first six months of the lease term, the Company makes monthly payments to the trust for the remainder of the lease term. In the event of accidents or major repairs to vehicles under the lease, the Company submits requests for reimbursement, less a deductible, from the trust account. The life of each trust is for the life of the respective lease. At the end of the lease term, the Company is entitled to all remaining funds in the trust. The Company has three trusts established at September 30, 1995, and no claims to date have been filed. The balance of the self-insurance trust accounts were $236,460 and $81,173 at June 30, 1996 and September 30, 1995, respectively.

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)


NOTE 17 - OPERATING LEASES

The Company periodically enters into operating leases for vehicles and cooling equipment. At the end of lease terms, the Company has the option to return the equipment or negotiate for the purchase of the equipment. Under the terms of the leases, the Company is required to maintain a self-insurance trust with the lessor bank. An initial deposit must be made with the bank at the inception of the lease to set up the self-insurance trust. After the first six months of the lease, the Company must begin making monthly payments to the trust for the remainder of the lease term. (Reference also Note 16)

Future minimum lease payments required for the period ended June 30:

          1996        $  76,933
          1997          307,734
          1998          161,829
          1999              -0-
          2000              -0-

Rental expense amounted to $333,822 and $281,691 for the nine months ended June 30, 1996 and the year ended September 30, 1995, respectively.



NOTE 18 - APPROPRIATION OF RETAINED EARNINGS

The management of the Company has made current period appropriations of retained earnings as follows:

                                                       1996            1995
                                                 -------------  -------------
Titulos de Capital                               $       -0-    $     505,511
Legal Reserve                                             -0-         147,578
Stock Dividend                                      6,896,981              -0-

Reference also Note 19


NOTE 19 - PRIOR PERIOD ADJUSTMENT

The retained earnings account has been adjusted to reflect the difference between accrued income taxes and actual income tax expense in the amount of $2,759 at June 30, 1996. The retained earnings account has been adjusted to reflect the difference between the investment and net book value of its wholly owned subsidiary in the amount of $7,216 at June 30, 1996 and September 30, 1995.


NOTE 20 - RELATED PARTY

During the periods ending June 30, 1996 and September 30, 1995, the Company was a closely held entity. The Company periodically executes transactions with the shareholders and other individuals and entities who are affiliated due to common control issues. These transactions include

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)


loans, sale of poultry products and purchase of other supplies. At June 30, 1996 and September 30, 1995, the following amounts were due to the Company:

                                         1996            1995
                                  -------------   -------------
Notes Receivable                  $   2,466,657   $   1,850,433

Accounts Receivable               $     153,072   $     210,996



NOTE 21 - COMMON AND PREFERRED STOCK

The capital stock of the corporation was modified as follows:

a. Founder's nominal common shares, class "A", does not change, remaining at 2,000,000 shares issued and paid with a par valued of U.S. $8.32 each (U.S.$17,769,881).

b. Class "B" issued and paid nominal common shares, 2,000,000 shares authorized and issued as a stock dividend with a valuation of U.S.$7,404,920.

c. Class "C" preferred shares, 317,831 shares authorized and issued at a valuation of U.S.$2,005,439.

d. A new class of preferred shares is authorized for up to U.S. $1,301,914, which refer to 200,000 nominal preferred shares of class "D" of a par value of $6.51 each of which 200,000 authorized and none issued.

On September 21, 1995, as indicated on minute 16 of the Extraordinaly General Assembly, it was accorded to increase the capital of the Corporation in the sum of $505,511 through the issue of 1,500,000 "titulos de capital", common and nominal of a par value of $0.34 each one, which can be issued in certificates of six shares each one. During the period ended June 30, 1996, the "titulos de capital" account in the amount of $505,511 was capitalized as common stock. Reference Note 18.

Under Costa Rican law, liquidation priorities are in the following order: employees, secured creditors, preferred stock shareholders and then common stock shareholders.


NOTE 22- PREFERRED SHARES DIVIDEND POLICIES

a. Classes "C-A" and "C-B" which are the first, second and fourth issue of the class "C" preferred shares will receive fixed annual dividend of 10% payable monthly. The dividend rate could be adjusted by the agreement of the Board of Directors.

b. Class "C-C" which is the third issued of the class "C" preferred shares will receive an annual dividend equal to the Central Bank of Costa Rica interbank rate, adjusted to the rate published at the end of the month, plus two additional points, payable monthly.

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)

c. Class "D" preferred shares will receive a dividend based on the Central Bank of Costa Rica interbank rate plus three additional points and 1% of the net income after taxes and allowances.

NOTE 23- MONETARY UNIT

The monetary unit of the Republic of Costa Rica is the colon (CENTS).

The Central Bank of Costa Rica has the legal right to establish and regulate other foreign exchange markets. At the present time the interbank exchange rate published by the Central Bank is used for liquidating exports, imports, and other financial transactions.

After March 2, 1992 the Central Bank of Costa Rica freed the exchange rate and any transaction for the purchase or sale of foreign currency can be conducted at any bank of the National Banking System. The banks participate in the foreign exchange rate, which is published daily.

U.S. dollar denominated assets and liabilities are recorded at the interbank exchange rate.

At June 30, 1996, the interbank exchange rate was CENTS207.70 and CENTS207.25 (CENTS187.62 and CENTS186.61 at September 30, 1995) for selling and buying U.S. $1.00 respectively.


NOTE 24- TRANSLATION OF THE FINANCIAL STATEMENTS

The financial statements of Corporacion PIPASA, S.A. as of June 30, 1996 and September 30, 1995, were translated from Costa Rican colones to U.S. dollars. The generally accepted accounting principles require the translation of the monetary assets and liabilities at the exchange rate in effect at the date of such financial statements, whereas the non-monetary assets and liabilities are translated at the historical rate. Income and expenses are translated at the average exchange rate of the year. Translation gains or losses are included in Stockholders' Equity. For the periods ended June 30, 1996 and September 30, 1995, the procedure to translate the dividends distributed were calculated based on the historical exchange rate of the Stockholders' Equity using the FIFO Method.


NOTE 25 - AGREEMENT AND PLAN OF REORGANIZATION

On April 30, 1996, Corporation Pipasa, S.A. (Pipasa) entered into an Agreement and Plan of Reorganization with Quantum Learning Systems, Inc. to be known as Costa Rica Inernational, Inc. for the acquisition of Corporation Pipasa, S.A. by Quantum Learning Systems, Inc. to be known as Costa Rica International, Inc
(CRI).

The agreement specifies that Corporacion Pipasa, S.A. and its stockholders will exchange all of the issued and outstanding shares of Class A and Class B common stock of Pipasa for approximately 25,600,000 shares, in the aggregate, of restricted common stock of the CRI, which

                            CORPORACION PIPASA, S.A.
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)

in any case shall be at least 82.4%, in the aggregate, of the issued and outstanding common shares of the CRI on a fully diluted basis at the time of the delivery of such shares to the Stockholders of Pipasa, which includes currently outstanding warrants and options to issue approximately 750,000 shares. If, and to the extent that the acquiror receives less than 100% of the common stock of the acquiree, the amount of shares to be issued hereunder to the Stockholders of the acquiree shall be reduced pro-rata.

CRI has three subsidiary corporations which include Cambridge Academy, Sentient, Inc. and Current Concept Seminars, Inc., along with a division which engages in real estate development. As a condition of the Agreement and the underlying acquisition, the acquiror will divest itself of all operations, including the subsidiary corporations and the real estate division, by the delivery date of the common shares.

The transaction was approved by the shareholders of the CRI on August 5, 1996. The transaction was consummated Septmeber 30, 1996.

                            CORPORACION PIPASA, S.A.

                            SUPPLEMENTARY INFORMATION
                         SCHEDULE I THROUGH SCHEDULE VI

                            CORPORACION PIPASA, S.A.
               SCHEDULE OF AMOUNTS RECEIVABLE FROM RELATED PARTIES
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   SCHEDULE I

                             Balance at                               Balance at
                           September 30,                               June 30,
Related Party                   1995       Additions     Deductions       1996
-------------              ------------  ------------- ------------- ------------
Inversiones La Ribera      $  1,395,805  $   1,543,147 $(   932,236) $  2,006,716
Aero Costa Rica                 137,858        122,774  (   153,618)      107,014
Leytor                          283,547         25,375  (    73,318)      235,604
Chavez Zamora                   192,272        165,518  (   240,820)      116,970
Other                            51,947        350,745  (   249,267)      153,425
                           ------------  ------------- ------------  ------------

                           $  2,061,429  $   2,207,559 $( 1,649,259) $  2,619,729
                           ------------  ------------- ------------  ------------
                           ------------  ------------- ------------  ------------

                            CORPORACION PIPASA, S.A.
                          PROPERTY, PLANT AND EQUIPMENT
                                  JUNE 30, 1996
                                   SCHEDULE II

                                      Balance                                                     Balance
                                   September 30,   Additions                      (A) Other       June 30,
Classification                          1995        at Cost       Retirements      Changes          1996
--------------------               ------------   ------------   ------------    -----------    ------------
Land                               $  5,967,415   $    229,744   $(    87,485)   $        --    $  6,109,674
Construction in progress              1,421,099      1,128,972    ( 1,840,834)            --         709,237
Buildings and installations          13,607,768      1,072,204    (    35,055)            --      14,644,917
Plant, machinery and equipment        8,420,214        255,212    (   186,881)            --       8,488,545
Vehicles                              3,178,354         72,597    (   221,436)            --       3,029,515
Advertising signs and display           576,626         36,372    (    34,430)            --         578,568
Other equipment                       2,019,400        753,989    (    97,656)    (   13,382)      2,662,351
                                   ------------   ------------   ------------    -----------    ------------

                                   $ 35,190,876   $  3,549,090   $( 2,503,777)   $(   13,382)   $ 36,222,807
                                   ------------   ------------   ------------    -----------    ------------
                                   ------------   ------------   ------------    -----------    ------------

(A) Corresponds to depreciation of plastic baskets that is directly lowered from the cost of the asset.

                            CORPORACION PIPASA, S.A.
                          PROPERTY, PLANT AND EQUIPMENT
                               SEPTEMBER 30, 1995
                                  SCHEDULE III


                                     Balance                                                   Balance
                                   September 30,    Additions                    Other       September 30,
Classification                         1994          at Cost    Retirements     Changes          1995
---------------------              ------------   -----------   -----------    ----------    ------------
Land                               $  5,967,415   $        --   $        --    $       --    $  5,967,415
Construction in progress                412,712     1,008,387            --            --       1,421,099
Buildings and installations          13,568,100        39,668            --            --      13,607,768
Plant, machinery and equipment        7,592,350       944,191    (  116,327)           --       8,420,214
Vehicles                              2,826,232       884,333    (  532,211)           --       3,178,354
Advertising signs and display           513,110       103,009    (   39,493)           --         576,626
Other equipment                       1,590,928       656,387    (  210,925)    (  16,990)      2,019,400
                                   ------------   -----------   -----------    ----------    ------------
                                   $ 32,470,847   $ 3,635,975   $(  898,956)   $(  16,990)   $ 35,190,876

                            CORPORACION PIPASA, S.A.
            ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                  JUNE 30, 1996
                                   SCHEDULE IV

                                                    Additions                    Other Charges
                                    Balance at     Charged to               ----------------------   Balance at
                                  September 30      Costs and                  (A)          (B)        June 30,
Classification                         1995          Expenses  Retirements     Add         Deduct       1996
-------------------------------   ------------    -----------  ------------  -----------  ----------  -----------
Buildings & installations         $  1,842,108    $   139,762  $    (7,212)  $    15,203  $       --  $ 1,989,861

Plant, machinery and equipment       3,036,367        344,873     (183,694)       24,705          --    3,222,251
Vehicles                             1,084,319        222,424     (212,435)        6,176          --    1,100,484

Advertising signs and display          248,821         59,750      (33,912)          --           --      274,659
Other Equipment                        641,179        156,682      (24,567)        1,425          --      774,719
                                  ------------    -----------  ------------  -----------  ----------  -----------
                                  $  6,852,794    $   923,491  $  (461,820)  $    47,509  $       --  $ 7,361,974
                                  ------------    -----------  ------------  -----------  ----------  -----------
                                  ------------    -----------  ------------  -----------  ----------  -----------

(A) Reclassification of accounts to inventory.
(B) Depreciation costs that are capitalized into the inventory used in the production process.

                            CORPORACION PIPASA, S.A.
            ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                               SEPTEMBER 30, 1995
                                   SCHEDULE V



                                                       Additions                          Other Charges
                                       Balance at      Charged to                         -------------         Balance at
                                      September 30,    Costs and                          (A)      (B)         September 30,
Classification                            1994         Expenses       Retirements         Add     Deduct          1995
--------------                        ------------     ----------     -----------         ---     ------       -------------

Buildings & installations             $1,676,028        166,303        $      --        $55,939   $(56,162)    $1,842,108
Plant, machinery and  equipment        2,656,132        490,811         (105,920)        31,077    (35,733)     3,036,367
Vehicles                               1,178,237        345,070         (443,070)         4,082         --      1,084,319
Advertising signs and display            193,522         85,964         ( 30,665)            --         --        248,821
Other Equipment                          504,364        187,417         ( 50,497)         1,670    ( 1,775)       641,179
                                      ----------        -------        ----------       -------   ---------     ---------
                                      $6,208,283     $1,275,565        $(630,152)       $92,768   $(93,670)    $6,852,794
                                      ----------        -------        ----------       -------   ---------     ---------
                                      ----------        -------        ----------       -------   ---------     ---------


(A) Reclassification of accounts to inventory.

(B) Adjustments to the accounts relative to repairs of assets.

                            CORPORACION PIPASA, S.A.
                              SHORT-TERM BORROWINGS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   SCHEDULE VI


                                                               Maximum        Average      Weighted
                                              Weighted          Amount         Amount      Average
                                 Balance       Average      Outstanding    Outstanding     Interest
                                 June 30,     Interest       During the     During the     Rate During
                                   1996          Rate           Period         Period      the Period
                              ------------    --------     ------------    -----------     ----------
Certificates of Deposits      $  3,841,504      32.66%     $  4,095,983      3,784,983        32.66%

Banks                            5,639,675      34.94%        7,227,072      5,747,575        34.94%

Other                              151,601      25.82%          151,601         67,500        25.82%
                              ------------
                              $  9,632,780
                              ------------
                              ------------


                                                                Maximum         Average     Weighted
                                                Weighted         Amount          Amount     Average
                                 Balance         Average     Outstanding     Outstanding    Interest
                              September 30,     Interest      During the      During the    Rate During
                                   1995            Rate          Period          Period     the Period
                              -------------     --------    ------------    ------------    -----------
Certificates of Deposits      $  3,274,901        32.83%    $  3,618,927    $  3,145,238       32.83%

Banks                            5,790,122        32.18%       6,857,890       5,190,682       28.18%

Other                               94,290        21.48%         104,195          57,148       21.48%
                              ------------
                              $  9,159,313
                              ------------
                              ------------