Form 10QSB
period 1996-09-30
QUANTUM LEARNING SYSTEMS INC
filed 1996-11-19
CIK 789881

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                  to
                                    ----------------    -------------------


                           Commission File No.0-18222


                         COSTA RICA INTERNATIONAL, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)


            Nevada                                         87-0432572
            ------                                         ----------
  (Dtate or other jurisdiction                          (T.R.S. Employer
of incorporation or organization)                      Identification No.)

Suite 301, 2525 S.W. 3rd Ave.
Miami, Florida                                                33129
--------------                                                -----
(Address of principal executive offices)                    (Zip Code)


                                 (305) 365-5820
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) had filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of of 1934 during the preceding 12 onths (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ---        ---

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of September 30, 1996 was 26,147,508 shares.

PART 1 - FINANCIAL INFORMATION

ITEM 1.        Financial Statements
               See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Revenues of the Company for the quarter ended September 30, increased from $ 13.971.392 in fiscal year 1995 to $15.603.322 in fiscal year 1996, an increase of approximately 11.7% over the previous year. The Company experienced increased revenues in the last fiscal year over the previous year as a result of sale of more products. Also the company marketed new products during this period. In addition, the sales resulting from exporting goods experienced an increment, in comparison to the comparable quarter in 1995.

     Management expects continued growth of revenues from its core business activities. Management is continuing to expand its market operations and to cut costs to maximize future profit potential.

     The Company generated an operating profit of $ 1.106.909 for the quarter in fiscal year 1996, when compared to a profit of $ 856.485 for the comparable quarter in fiscal year 1995. The Company recorded a net profit of $ 734.071 for quarter in fiscal year 1996, when compared to a net profit in the comparable fiscal year 1995 of $ 371.462. The Company's selling, general and administrative expenses decreased slightly as a result of more efficient management of resources. Operating expenses decreased to $ 2.786.356 for the quarter in fiscal year 1996, as compared to $ 2.812.818 for the comparable quarter in fiscal year 1995.

Liquidity and Capital Resources

     At September 30, 1996, cash and cash equivalent was $ 5.542.782, as compared to $ 2.352.683 at September 30, 1995.

     As of September 30, 1996, the working capital ratio was 1.27 as compared to
1.06 at September 30, 1995.

     Historically, the Company has generally relied upon internally generated funds to satisfy working capital requirements. Management believes that it can continue to fund its obligations and implement the development of its business segments with available cash and internally generated cash flow. However, the company may partially rely upon external financing or stockholder's contributions for capital investment purposes. The Company does not foresee a major requirement for capital in the next fiscal year. The Company does not plan to distribute common stock dividends in the near future.


PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings


     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or office of the Company i his capacity as such.


ITEM 2.        Changes in Securities.

     During 1996, the company issued a total of 2.050.000 number of shares, of which, 500 were the result of a fussion with a subsidiary company "Rincon de los Toros" and 2.049.500 were the result of capitalization of Retained Earnings and Titulos de Capital.

ITEM 3.        Defaults upon Senior Securities.  None.

ITEM 4.        Submission of matters to a Vote of Security Holders.  None.

ITEM 5.        Other Information.  None.

ITEM 6.        Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this 10-QSB filing.

                             CORPORACION PIPASA S.A.
                                  BALANCE SHEET
                           SEPTEMBER 30, 1996 AND 1995


                                                        1996           1995
                                                        ----           ----
                         ASSETS

     Current Assets:
        Cash and Banks                                 3,128,026      1,028,330
        Marketable Securities                          2,414,756      1,324,353
        Notes Receivables                                218,352      1,963,312
        Accounts Receivables, net                      6,045,878      4,433,540
        Inventories, net                               7,288,279      5,984,909
        Prepaid Expenses                                 158,200        152,289

                                                   -------------  -------------
        Total Current Assets                          19,253,491     14,886,733
                                                   -------------  -------------

     Long Term Notes Receivables                          52,855              -
     Long term investment                              1,099,615      1,702,336
     Property, Plant and Equipment, net               28,790,967     28,338,082
     Forestry Rights                                     748,303        657,961
     Copyrights, trademarks and Goodwill                 115,385        151,410
     Other Assets                                        117,522        154,678

                                                   -------------  -------------
     Total Assets                                     50,178,138     45,891,200
                                                   -------------  -------------
                                                   -------------  -------------
     Liabilities and Stockholder's Equity

     Current Liabilities
        Bank Overdrafts                                  545,118              -
        Notes Payables                                10,225,254      9,159,313
        Account Payables                               2,759,609      3,680,361
        Allowances for Christmas Bonus                   467,407        371,800
        Allowances for Severance Pay                      95,638         63,858
        Accumulated Expenses                           1,040,241        653,022
        Estimated Income Tax                              57,694         87,005

                                                   -------------  -------------
        Total Current Liabilities                     15,190,961     14,015,359
                                                   -------------  -------------

     Long term Notes Payable                           3,695,688      2,383,500
     Long term  Account Payable                                -         14,480

                                                   -------------  -------------
     Total Liabilities                                18,886,648     16,413,339
                                                   -------------  -------------
     Stockholder's Equity:
     Common Stock                                     25,174,801     17,769,881
     Titulos de Capital                                        -        505,511
     Preferred nominal Shares                          2,005,439      1,151,491
     Additional Paid-In Capital                            2,428        853,948
     Legal Reserve                                       667,998        518,884
     Foreign Currency Trans. Adjustmnet                (143,100)        437,498
     Retained Earnings                                 3,583,924      8,240,648

                                                   -------------  -------------
     Total Stockholder's Equity                       31,291,490     29,477,861
                                                   -------------  -------------
                                                   -------------  -------------
     Total Liabilities and Stockholder's Equity       50,178,138     45,891,200
                                                   -------------  -------------
                                                   -------------  -------------

                             CORPORACION PIPASA S.A.
                              STATEMENT OF EARNINGS
                FOR THE QUARTER ENDED SEPTEMBER 30, 1995 AND 1996

                                                        1996           1995
                                                        ----           ----

     Net Sales                                        15,603,322     13,971,392
     Cost of Sales                                    11,710,057     10,302,090
                                                   -------------  -------------
        Gross Profit                                   3,893,265      3,669,303
                                                   -------------  -------------
     Operating Expenses
        Selling                                        1,636,494      1,644,646
        Export                                            53,764         36,548
        General and Adminsitrative                     1,096,097      1,131,623

                                                   -------------  -------------
        Total Operating Expense                        2,786,356      2,812,818
                                                   -------------  -------------

     Operating Profit                                  1,106,909        856,485

     Other Income                                        391,978        398,682
     Other Expenses                                      764,817        883,705

                                                   -------------  -------------
     Net Earnings before Income Tax                      734,071        371,462
                                                   -------------  -------------
                                                   -------------  -------------

                                   SIGNATURES


     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant that duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         COSTA RICA INTERNATIONAL, INC.


                         By:   /s/ Calixto Chaves Zamora
                              ------------------------------
                              Calixto Chaves Zamora
                              Chairman

Dated:  November 19, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                         CHIEF FINANCIAL AND ACCOUNTING OFFICER


Dated:  November 19, 1996          By: /s/ Calixto Chaves Zamora
                                       -----------------------------------------
                                      Calixto Chaves Zamora
                                         Treasurer



                                   SECRETARY

Dated:  November 19, 1996          By: /s/ Monica Chaves Zamora
                                       -----------------------------------------
                                      Monica Chaves Zamora
                                        Secretary