Form 10QSB/A
period 1996-09-30
COSTA RICA INTERNATIONAL INC
filed 1996-12-06
CIK 789881

                         SECURITIES & EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 1O-QSB/A
                                 Amendment No. 1

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1996

                                        or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ____________ to ____________

                            Commission File No.0-18222

                          COSTA RICA INTERNATIONAL, INC.
                          ------------------------------
              (Exact name of Registrant as specified in its charter)

                 NEVADA                            87-0432572
                 ------                            ----------
    (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)            Identification No.)

    SUITE 301, 2525 S.W. 3RD AVE.
    MIAMI, FLORIDA                                    33129
    --------------                                    -----
    (Address of principal executive offices)          (Zip Code)


                                  (305) 250-9938
                                  --------------
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

The number of shares outstanding of Registrant's common stock, par value $ .001 per share, as of September 30, 1996 was 19,626,063 shares.

                          PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements
         See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

    Revenues of the Company for the quarter ended September 30, increased from $13,971,392 in fiscal year 1995 to $15,603,322 in fiscal year 1996, an increase of approximately 11.7% over the previous year. The Company experienced increased revenues in the latest fiscal quarter over the comparable quarter for previous year as a result of the successful sale of more products. It should be particularly noted that sales resulting form exports also increased in the in latest fiscal quarter over the comparable quarter for previous year.

    Management expects continued growth of revenues from its core business activities. Management is continuing to expand its market operations and to cut costs to maximize future profit potential.

    The Company generated an operating profit of $1,106,909 for the quarter in fiscal year 1996, when compared to a profit of $856,485 for the comparable quarter in fiscal year 1995. The Company recorded a net profit of $734,071 for quarter in fiscal year 1996, when compared to a net profit in the comparable fiscal year 1995 of $371,462. The Company's selling, general and administrative expenses decreased slightly as a percentage of the Company revenue when compared to the previous year's fiscal quarter as a result of more efficient management of resources. Operating expenses decreased to $2,786,356 for the quarter in fiscal year 1996, as compared to $2,812,818 for the comparable quarter in fiscal year 1995.


Liquidity and Capital Resources

    At September 30, 1996, cash and cash equivalents was $5,542,782, as compared to $2,042,399 at September 30, 1995.

    At September 30, 1996, the working capital ratio was 1.27 as compared to .91 at September 30, 1995.

    Historically, the Company has generally relied upon internally generated funds to satisfy working capital requirements. Management believes that it can continue to fund its obligations and implement the development of its business segments with available cash and internally generated cash flow. However, the Company may partially rely upon external financing or equity contributions for capital investment purposes, although there are no specific plans to do so at the present time. The Company does not foresee a major requirement for capital in the next fiscal year. The Company does not intend to pay dividends on its common shares in the foreseeable future.

    The Company finalized and closed on its Agreement and Plan of Reorganization for the acquisition of Corporacion Pipasa, S.A., effective September 30, 1996. This Agreement also specified that the Company shall divest itself of all prior operations, which was also accomplished as of September 30, 1996.

                            PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

    No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 2.  Changes in Securities. None.

ITEM 3.  Defaults upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.  None

ITEM 5.  Other Information. None.

ITEM 6.  Exhibits and Reports on Form 8-K.



No exhibits as set forth in Regulation S-K are considered necessary in this lO-QSB filing.

                        COSTA RICA INTERNATIONAL, INC.
                                 Balance Sheet
                          September 30, 1996 and 1995


                                                  1996           1995
                                                  ----           ----
        ASSETS                                 UNAUDITED
Current Assets:
  Cash and Equivalents                       $  3,128,026    $  2,042,399
  Marketable Securities                         2,414,756               -
  Notes Receivables                               218,352         112,879
  Accounts Receivables, net                     6,045,878       4,222,544
  Inventories, net                              7,288,279       5,984,909
  Due from Related Party                                -         210,996
  Prepaid Expenses                                158,200         152,289
                                             ------------    ------------
    Total Current Assets                       19,253,491      12,726,016
                                             ------------    ------------

Long Term Notes Receivables                        52,855               -
Investments - Held to maturity                  1,099,615       1,524,023
Property, Plant and Equipment, net             28,790,967      28,754,560
Forestry Rights                                   748,303         657,961
Copyrights, trademarks and Goodwill               115,385         151,410
Guarantee Deposits                                117,522         145,872
Other Assets                                            -          89,979
Due from Related Party                                  -       1,850,433
Total Assets                                 $ 50,178,138    $ 45,900,254
                                             ------------    ------------
                                             ------------    ------------
Liabilities and Stockholder's Equity

Current Liabilities
  Bank Overdrafts                            $    545,118               -
  Notes Payables                               10,225,254       9,159,313
  Account Payables                              2,759,609       3,682,199
  Allowances for Christmas Bonus                  467,407         371,800
  Allowances for Severance Pay                     95,638          63,858
  Accumulated Expenses                          1,040,241         653,022
  Estimated Income Tax                             57,694          87,005
                                             ------------    ------------
    Total Current Liabilities                  15,190,961      14,017,197
                                             ------------    ------------
Long term Notes Payable                         3,695,688       2,383,500
Long term  Account Payable                              -          14,480
                                             ------------    ------------
Total Liabilities                              18,886,648      16,415,177
                                             ------------    ------------
Stockholder's Equity:
Common Stock                                   25,174,801      17,769,881
Titulos de Capital                                      -         505,511
Preferred nominal Shares                        2,005,439       2,005,439
Additional Paid-In Capital                          2,428
Legal Reserve                                     667,998         518,884
Foreign Currency Trans. Adjustmnet               (143,100)        437,498
Retained Earnings                               3,583,924       8,247,864
                                             ------------    ------------
Total Stockholder's Equity                     31,291,490      29,485,077
                                             ------------    ------------
Total Liabilities and Stockholder's Equity   $ 50,178,138    $ 45,900,254
                                             ------------    ------------
                                             ------------    ------------

                        COSTA RICA INTERNATIONAL, INC.
                            STATEMENT OF EARNINGS
              For the quarters ended September 30, 1995 and 1996

                                      1996            1995
                                      ----            ----
                                   UNAUDITED

Net Sales                        $ 15,603,322    $ 13,971,392
Cost of Sales                      11,710,057      10,302,090
                                 ------------    ------------
  Gross Profit                      3,893,265       3,669,303
                                 ------------    ------------

Operating Expenses
  Selling                           1,636,494       1,644,646
  Export                               53,764          36,548
  General and Administrative        1,096,097       1,131,623

                                 ------------    ------------
    Total Operating Expense         2,786,356       2,812,818
                                 ------------    ------------

Operating Profit                    1,106,909         856,485

Other Income                          391,978         398,682
Other Expenses                        764,817         883,705

                                 ------------    ------------
Net Earnings before Income Tax   $    734,071    $    371,462
                                 ------------    ------------
                                 ------------    ------------

                         COSTA RICA INTERNATIONAL, INC.
                       Statement of Stockholder's Equity
                    For the Quarter ended September 30, 1996


                                     CAPITAL STOCK          PREFERRED SHARES       TITULOS DE CAPITAL
                               ----------------------------------------------------------------------
                                 NUMBER                  NUMBER                   NUMBER                    ADDITIONAL
                               OF SHARES      AMOUNT     OF SHARES    AMOUNT      OF SHARES     AMOUNT    PAID-IN CAPITAL
                               ------------------------------------------------------------------------------------------
Balance: June 30, 1996         4,550,000   $ 25,174,801   317,831   $ 2,005,439           -          -      $   2,428
Transfer from  Retained
  Earnings
Foreign Currency
  Translation
Add, net earnings
Less, Income Tax for the year
  ended September 30, 1996
                               ------------------------------------------------------------------------------------------
Balance : September 30, 1996   4,550,000   $ 25,174,801   317,831   $ 2,005,439            -         -      $   2,428
                               ------------------------------------------------------------------------------------------
                               ------------------------------------------------------------------------------------------

                                             FOREIGN                       TOTAL
                               LEGAL        CURRENCY        RETAINED    STOCKHOLDER'S
                               RESERVE     TRANSLATION      EARNINGS       EQUITY
                               ------------------------------------------------------
Balance: June 30, 1996         $ 518,884    $  214,719    $ 3,183,069    $ 31,099,340
Transfer from  Retained
  Earnings                       149,114                     (149,114)              -
Foreign Currency
  Translation                                 (357,819)                      (357,819)
Add, net earnings                                             734,071         734,071
Less, Income Tax for the year
  ended September 30, 1996                                   (184,102)       (184,102)
                               ------------------------------------------------------
Balance : September 30, 1996   $ 667,998    $ (143,100)   $ 3,583,924    $ 31,291,490
                               ------------------------------------------------------
                               ------------------------------------------------------

                         COSTA RICA INTERNATIONAL, INC.
                       Statement of Stockholder's Equity
                    For the Quarter ended September 30, 1996


                                     CAPITAL STOCK          PREFERRED SHARES       TITULOS DE CAPITAL
                               ----------------------------------------------------------------------
                                 NUMBER                  NUMBER                   NUMBER                    ADDITIONAL
                               OF SHARES      AMOUNT     OF SHARES    AMOUNT      OF SHARES     AMOUNT    PAID-IN CAPITAL
                               ------------------------------------------------------------------------------------------
Balance: June 30, 1995         2,500,000   $ 17,769,881   245,136   $ 1,628,717           -          -      $ 376,722
Transfer from Retained
  Earnings                                                                        1,500,000    505,511
Transfer from Additional
  Paid-in Capital                                          72,695       376,722                              (376,722)
Transfer from Retained
  Earnings
Add, Prior year adjustment
Decreases during the year
Less, Dividends Paid
Foreign Currency
  Translation
Add, net earnings
                               ----------------------------------------------------------------------------------------
Less, Income Tax for the year
  ended September 30, 1995     2,500,000   $ 17,769,881   317,831   $ 2,005,439   1,500,000   $505,511              -
                               ----------------------------------------------------------------------------------------
                               ----------------------------------------------------------------------------------------

                                             FOREIGN                       TOTAL
                               LEGAL        CURRENCY        RETAINED    STOCKHOLDER'S
                               RESERVE     TRANSLATION      EARNINGS       EQUITY
                               ------------------------------------------------------
Balance: June 30, 1995         $ 371,306    $   50,962    $ 9,734,117    $ 29,931,705

Transfer from Retained
  Earnings                                                   (505,511)              -
Transfer from Additional
  Paid-in Capital                                                                   -

Transfer from Retained
  Earnings                       147,578                     (147,578)
Add, Prior year adjustment                                      7,216           7,216
Decreases during the year                                      (3,571)         (3,571)
Less, Dividends Paid                                         (977,654)       (977,654)
Foreign Currency
  Translation                                  386,536                        386,536
Add, net earnings                                             371,463         371,463
Less, Income Tax for the year
  ended September 30, 1995                                   (230,618)       (230,618)
                               ------------------------------------------------------
                               $ 518,884    $  437,498    $ 8,247,864    $ 29,485,077
                               ------------------------------------------------------
                               ------------------------------------------------------

                         COSTA RICA INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
               FOR TWELVE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                          1996           1995
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings for the period                         $ 2,982,272    $ 3,610,350
  Adjustments to reconcile net earnings to cash
   provided by operating activities:
     Depreciation and amortization                      1,266,788      1,275,566
     (Increase) decrease in:
        Accounts receivable                            (1,612,338)      (609,403)
        Inventories                                    (1,303,370)       871,993
        Other assets                                       (5,911)       370,843
        Prepaid expenses                                   37,156         92,913
     Increase (decrease) in:
        Accounts payable                                 (920,752)       307,081
        Other Liabilities                                 485,295       (273,425)
                                                      -----------    -----------

  Net cash provided by operating activities               929,140      5,645,918


CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in property and equipment                   (444,107)    (3,316,041)
  Net change in long term investments                    (487,682)       168,531
  Net change in notes and loans receivable              1,692,104       (703,235)
  Net change in forestry rights,
   copyrights and deposits                                (54,317)      (128,995)
  Translation adjustment                               (1,805,286)       233,636
                                                      -----------    -----------

 Net cash (used) by financing activities               (1,099,288)    (3,746,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net changes in long-term debt and
   notes payable                                        2,363,649      2,024,345
  Dividends paid                                         (590,142)    (1,414,596)
  Bank overdrafts                                         545,118       (227,615)
  Translation adjustment                               (1,062,850)    (1,607,660)
                                                      -----------    -----------

 Net cash (used) by investing activities                1,255,775     (1,225,526)
                                                      -----------    -----------

Net increase (decrease) in cash                         1,085,627        674,288

Cash balance, at the beginning of the year              2,042,399      1,368,111
                                                      -----------    -----------

Cash balance, at the end of the year                  $ 3,128,026    $ 2,042,399
                                                      -----------    -----------
                                                      -----------    -----------

                           COSTA RICA INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996 AND 1995


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements as of September 30, 1995, include the accounts of Corporacion PIPASA, S.A. and its wholly-owned subsidiary, Rincon de los Toros, S.A. Rincon de los Toros, S.A. is an inactive Company. All significant intercompany transactions and balances have been eliminated. Rincon de los Toros, S.A. was merged into Corporation PIPASA, S.A. during the period ended September 30, 1996, using the pooling of interests method of accounting.

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


NOTE 3 - AGREEMENT AND PLAN OF REORGANIZATION

On April 30, 1996, Corporation Pipasa, S.A. (Pipasa) entered into an Agreement and Plan of Reorganization with Quantum Learning Systems, Inc. to be known as Costa Rica Inernational, Inc. for the acquisition of Corporation Pipasa, S.A. by Quantum Learning Systems, Inc. to be known as Costa Rica International, Inc (CRI).

The agreement specifies that Corporacion Pipasa, S.A. and its stockholders will exchange all of the issued and outstanding shares of Class A and Class B common stock of Pipasa for approximately 25,600,000 shares, in the aggregate, of restricted common stock of the CRI, which in any case shall be at least 82.4%, in the aggregate, of the issued and outstanding common shares of the CRI on a fully diluted basis at the time of the delivery of such shares to the Stockholders of Pipasa, which includes currently outstanding warrants and options to issue approximately 750,000 shares. If, and to the extent that the acquiror receives less than 100% of the common stock of the acquiree, the amount of shares to be issued hereunder to the Stockholders of the acquiree shall be reduced pro-rata.

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

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COSTA RICA INTERNATIONAL, INC.


                                       By:   /s/ CALIXTO CHAVES ZAMORA
                                           ------------------------------------
                                             Calixto Chaves Zamora
                                             Chairman

Dated: December 5, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       CHIEF FINANCIAL AND ACCOUNTING OFFICER



Dated: December 5, 1996                By: /s/ JORGE M. QUESADA CHAVES
                                           ------------------------------------
                                               Jorge M. Quesada Chaves
                                                     Treasurer



                                            SECRETARY

Dated: December 5, 1996                By: /s/ MONICA CHAVES ZAMORA
                                           ------------------------------------
                                               Monica Chaves Zamora
                                                     Secretary