Form 10KSB/A
period 1996-06-30
COSTA RICA INTERNATIONAL INC
filed 1996-12-10
CIK 789881

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-KSB/A
                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                              Transitional Report
                    For the Fiscal Year Ended: June 30, 1996
                           Commission File No. 0-18222

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

           3-A*           Articles of Incorporation

           3-B*           Articles of Merger

           3-C*           Bylaws

          10-1*           Purchase Agreement for Construction and Trucking

          10-2*           Acquisition Agreement with Corporacion Pipasa, S.A.

          10-3*           Settlement Agreement for Messrs. Young

          27              Financial Data Schedule
          ------------------
          * Previously Filed

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
   3-A*        Articles of
               Incorporation

   3-B*        Articles of Merger

   3-C*        Bylaws

  10-1*        Purchase Agreement for
               Construction and Trucking

  10-2*        Acquisition Agreement
               with Corporacion Pipasa, S.A.

  10-3*        Settlement Agreement for
               Messrs. Young

  27           Financial Data Schedule

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