Form 10KSB
period 1996-09-30
COSTA RICA INTERNATIONAL INC
filed 1997-01-13
CIK 789881

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB
            Transitional Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
     For the Transition Period from July 1, 1996 to September 30, 1996
                        Commission File No. 0-18222

                       COSTA RICA INTERNATIONAL, INC
                             formerly known as
                       QUANTUM LEARNING SYSTEMS, INC.
                       ------------------------------
     (Exact Name of Small Business Issuer as specified in its charter)

             NEVADA                                   87-0432572
----------------------------------------      --------------------------
     (State or other jurisdiction             (IRS Employer File Number)
        of incorporation)

     SUITE 301, 2525 S.W. 3RD AVE
         MIAMI, FLORIDA                                  33129
----------------------------------------      --------------------------
(Address of principal executive offices)             (zip code)

                              (305) 250-9938
                              --------------
            (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act:

                        COMMON STOCK $.001 PAR VALUE
                        ----------------------------
                              (Title of Class)

      Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes:   X       No:
    -------       -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $674,597.

     The aggregate market value of the voting stock of the Registrant held by non-affiliates as of September 30, 1996 was approximately $22,959,212. A total of 12,083,796 shares were owned by non-affiliates as of September 30, 1996.

     The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, December 31, 1996, was 19,809,396.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
         Documents incorporated by reference are found in Item 13.

                                  PART I

Item 1.  DESCRIPTION OF BUSINESS.

         (a)  GENERAL DEVELOPMENT OF BUSINESS

    COSTA RICA INTERNATIONAL, INC., formerly known as Quantum Learning Systems, Inc. (the "Company"), is a Nevada corporation. The principal business address during the reporting period was Suite 301, 2525 S.W. 3rd Ave., Miami, Florida 33129. Its phone number at this address was (305) 250-9938.

    The Company was incorporated under the laws of the State of Utah on February 6, 1986 under the name CCR, Inc. for the purpose of investing in any and all types of assets, properties, and businesses. The Company completed a public offering in 1987.

    In its history, the Company has effected three reverse stock splits of its common stock. The first was in June, 1990 on the basis that each ten common shares outstanding were converted into one new share. The second was in August, 1991, on the basis of one new common share for each three shares outstanding. And the third was in December, 1993, where each three common shares outstanding were converted into one share.

    In 1988, the Company entered into a Plan and Agreement of Reorganization with W.T. Young Construction Company, Inc., Young Trucking, Inc., C.C. Crane Corp., and all of the shareholders of these three companies. This reorganization was effective as of October 31, 1988. Under this reorganization acquisition, these three companies became wholly-owned subsidiaries of the Company, which became a holding company. A majority of the assets of C.C. Crane Corp. were sold in 1991 to certain then minority owners of the Company. In June, 1994, W.T. Young Construction Company, Inc. and Young Trucking, Inc. were sold to these same then minority shareholders of the Company.

    In October, 1991, the Company acquired all of the issued and outstanding common stock of Cambridge Academy, Inc. ("Cambridge") in exchange for shares of the Company's restricted common stock. Cambridge was sold in September, 1996.

    In July, 1992, the Company entered into an agreement to acquire one hundred percent of the issued and outstanding common stock of Quantum Learning Systems, Inc., a Florida corporation, eventually known as Sentient, Inc. ("Sentient") in exchange for shares of the Company's restricted common stock. Sentient was sold in September, 1996.

    In August, 1992, the Company entered into an agreement to acquire one hundred percent of the issued and outstanding common stock of Current Concept Seminars, Inc. ("CCS") in exchange for shares of the Company's restricted common stock. CCS was sold in September, 1996.

    In August, 1993, the Company entered into an agreement for the acquisition of all of the issued and outstanding shares of Cascade Carpet Mills, Inc., a private Georgia corporation, in exchange for restricted common shares of the Company's stock. The acquisition was rescinded, ab initio, by mutual agreement of the parties in 1994.

    In April, 1994, the Company changed its name to Quantum Learning Systems, Inc. and its state of incorporation from Utah to Nevada.

    In April, 1996, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of Corporacion Pipasa, S.A. ("Pipasa"). This transaction was planned such that Pipasa would become a wholly-owned subsidiary of the Company and the former shareholders of Pipasa would thereby own approximately 82.4% of the Company. This transaction was approved by the shareholders of the Company on August 5, 1996 and final documentation was delivered on September 30, 1996. As a part of the transaction and at the same time as the initial shares of Pipasa were exchanged for the shares of the Company, the Company disposed of all then present subsidiaries, assets and operations of the Company by transferring these subsidiaries, assets and operations to Intercoast Financial, Inc., a company controlled by Mr. James K. Isenhour, the Company's then current President, in exchange for 50,000 common shares of the Company, plus an indemnification from Mr. Isenhour and Intercoast Financial, Inc. to indemnify and hold the Company harmless against any and all actions or liabilities resulting from the Company's past ownership of these subsidiaries, assets and operations.

    In August, 1996, the Company changed its name to Costa Rica International, Inc.

    Within the past five years, the Company has not been subject to any bankruptcy, receivership or similar proceeding.

         (b)  OPERATIONS.

    GENERAL

    At the end of the September 30, 1996 fiscal year, the Company had one business segment: poultry production. The remaining previous operations of the Company were sold in September, 1996. The Company had sold its Construction and Trucking segments in 1994.

    In addition, in June, 1994, the Company entered into a Recision Agreement to rescind, AB INITIO, its 1993 acquisition of Cascade Carpet Mills, Inc., a Georgia corporation. As a part of the Recision Agreement, the prior sole stockholder of Cascade Carpet Mills, Inc., returned all common shares of the Company from the acquisition.

    The Company acquired Pipasa as of September 30, 1996. It is the intention of the Company in the foreseeable future to focus on the Pipasa core business. The Company has divested itself of its educational and real estate activities. In its new configuration, the Company will continue to look at new acquisitions, but, for the foreseeable future, only in business segments which compliment the core poultry business segment.

    The original operations of Corporacion Pipasa, S.A. began in 1969. However, the operations were in several Costa Rican corporations: Akron, S.A., Industrias Derivados de Pollo, S.A.(Idepo, S.A.), Retisa, S.A., Servicios Multiples Pipasa (Semupi, S.A.), Avicola Chacara, S.A., Concentrados Belen, S.A., Empolladora Belen, S.A., Granja Avicola Monica, S.A., Planta Processadora de Aves, S.A., Grupo Pipasa, S.A., Productores de Huevo Fertil, S.A.(Prohofe, S.A.), and El Polluelo, S.A. Effective January, 1991, all of these entities were merged into Akron, S.A., a Costa Rican corporation, which changed its name to Corporacion Pipasa, S.A. Pipasa has not been subject to any bankruptcy, receivership or similar proceeding.

    Narrative Description of the Business

    Pipasa is engaged in the production and marketing of poultry products. These poultry products are developed in thirty-three farms and two processing plants, which include six farms that have Breeders, Hatchery, Feed Mill, and corporate offices and are located throughout Costa Rica. Also, approximately thirty percent of the poultry production is raised in integrated farms that operate under Pipasa's technological assistance and equipment. Pipasa's main market is within Costa Rica and the countries of El Salvador, Honduras, Nicaragua, and Colombia.

    It is the plan of Pipasa's management that the combined Company will continue to focus in the poultry business but may also seek other operations which are consistent or compatible with this core business. Pipasa's management plans to expand the poultry operations by building additional hatcheries and processing plants through the use of additional capital which the combined Company would plan to seek through a public or private offering, through debt financing, or through internally generated profits, although at this point, no definitive plans have been made regarding such financing.

    In addition, the combined Company would seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms who are the poultry business or otherwise complimentary business segments and wish to seek the advantages of being acquired by the combined Company. The combined Company would not restrict any acquisitions to the poultry business and would not restrict the geographical location of such business.

    The combined Company may seek an acquisition candidate in the form of firms which are developing companies in need of expansion into markets, are organizations seeking to develop new product lines or services or are established, mature businesses.

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

    Backlog

    At September 30, 1996, Pipasa had no backlogs.

    Employees

    As of September 30, 1996, Pipasa had approximately 1,702 full-time employees, of whom 49 were in management and 212 were in administration. Pipasa's employees are represented by an employee association, which is not a union. There has been no history of any labor problems or disputes. Pipasa has sufficient human resources at present to fulfill its current business plan but expects to hire additional employees in the future for expansion of its operations in the ordinary course of business..

    Proprietary Information

    Pipasa uses no material proprietary information in connection with its operations. However, Pipasa owns trademarks, copyrights and service marks to its products.

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

    Research and Development

    Pipasa has spent no material amounts as of the twelve months ended September 30, 1996 and 1995 in research and development.

    Environmental Compliance

    Pipasa is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, Pipasa could become subject to material costs to comply with environmental laws in jurisdictions in which it does not now do business. At the present time, Pipasa cannot assess the potential impact of any such potential environmental regulation. It is the Company's policy to utilize the highest environmentally compatible standards in its business practices.

Item 2.  DESCRIPTION OF PROPERTY.

    As of August, 1996, the Company's principal business office became located at Suite 301, 2525 S.W. 3rd Ave., Miami, Florida 33129. The Company currently pays approximately $745 per month to an unaffiliated entity on the lease, which was entered into, effective August 1, 1995, for a period of six months and automatically renewable for a like period. The Company utilizes this office space for its operations in the United States. In Costa Rica, the Company's principal business office is located at La Ribera de Belen, in Heredia, Costa Rica. The Company's subsidiary, Pipasa, owns this property and utilizes it for corporate management, accounting and administrative needs.

    The Company's subsidiary, Pipasa, also owns thirty-three farms and two processing plants, which include six farms that have Breeders, Hatchery, Feed Mill, and corporate offices and are located throughout Cost Rica. Also Pipasa utilizes integrated farms that operate under Pipasa's technological assistance and equipment.

    Pipasa also owns approximately 200 vehicles and assorted equipment which it utilizes in its operations.

    Pipasa also owns trademarks, copyrights, and service marks to its products.

Item 3.  LEGAL PROCEEDINGS.

    No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On August 5, 1996, the Company held a special shareholders' meeting. The following items were considered by the shareholders and approved with the necessary votes to pass each proposal:

    1. The election of seven (7) directors to the Board of Directors of the Company, to serve until their resignation or removal from office, or until their respective successors are elected and qualified;

    2. The ratification and approval of the action of the Company's Board of Directors to effect the acquisition of Corporacion Pipasa, S.A. and the simultaneous disposition of all then present subsidiaries of the Company;

    3. Approval to amend the Company's Articles of Incorporation to increase the number of authorized common shares from 20,000,000 shares at $.001 par value to 60,000,000 shares at $.001 par value;

    4. Approval of the change of the Company's name to Costa Rica International, Inc.; and

    5. The ratification of T. Allan Walls, CPA as the Company's auditors for the fiscal year ended June 30, 1996.


                                  PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a)  PRINCIPAL MARKET OR MARKETS

     The Company's Common Stock has been listed on NASDAQ since May 25, 1990. Market makers and other dealers provide bid and ask quotations of the Company's Common Stock under the symbol "RICA."

    The table below represents the range of high and low bid quotations of the common shares of the Company as reported by NASDAQ during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Fiscal Year 1996         High      Low
                         ----      ---
    First Quarter
Common Shares           $0.469    $0.125

    Second Quarter
Common Shares           $0.781    $0.219

    Third Quarter
Common Shares           $2.188    $0.375

    Fourth Quarter
Common Shares           $4.40     $1.04

Fiscal Year ended 1995   High      Low
                         ----      ---
     First Quarter
Common Shares           $0.4375   $0.25

    Second Quarter
Common Shares           $0.3125   $0.25

    Third Quarter
Common Shares           $0.6875   $0.1875

    Fourth Quarter
Common Shares           $0.6875   $0.344

    (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    As of September 30, 1996, a total of 19,559,396 shares of the Company's Common Stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately 500. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in nominee names by the Company's market makers.

    (c)  DIVIDENDS

    Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company does not anticipate paying dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Results of Operations

    On April 30, 1966, the Company entered into an Agreement and Plan of Reorganization with Corporation Pipasa, S.A.("Pipasa") for the acquisition of Pipasa and the divestiture of all the then current subsidiaries and activities of the Company. This plan of reorganization was approved by the Company's Shareholders on August 5, 1996 and all documentation was finalized on September 30, 1996.

    Management of the Company has elected to change its fiscal year end from June 30 to September 30 to coincide with the fiscal year end of the Pipasa subsidiary.

    Prior to the reorganization, the Company had three subsidiary corporations which included Cambridge Academy, Sentient, Inc. and Current Concept Seminars, Inc., along with a division which engaged in real estate development. As a condition of the Agreement and the underlying acquisition, the Acquiror has divested itself of all operations, including the former subsidiary corporations and the real estate division. As a result, the Pipasa subsidiary is the only operating subsidiary of the Company.

    The acquisition was accounted for under the purchase method, as opposed to the pooling of interest method, of accounting. As a result, only the revenues of Pipasa from the time of acquisition have been included in the Company financial statements for the fiscal year ended September 30, 1996. Beginning with fiscal year 1997, Pipasa will be a part of the Company for the entire year, and the financial statements will reflect that fact.

    For purposes of comparison and evaluation, the Statement of Operations of the Pipasa subsidiary provides a clearer picture of the operations of the Company, as reorganized. Revenues of Pipasa increased from $57,396,036 in fiscal 1995 to $61,675,154 in fiscal year 1996, an increase of approximately 7% over the previous year. Pipasa experienced increased revenues in the latest fiscal year over the comparable previous year as a result of the successful sale of more products. It should be particularly noted that sales resulting from exports also increased in the in last fiscal quarter over the comparable quarter for previous year.

    Pipasa's selling, general and administrative expenses decreased slightly as a percentage of revenue when compared to the previous year's fiscal quarter as a result of more efficient management of resources. Operating expenses decreased to $10,902,913 for the fiscal year 1996, as compared to $11,325,782 for the comparable fiscal year 1995. Pipasa generated net income of $3,004,106 for fiscal year 1996, when compared to a net income of $3,610,350 for the comparable fiscal year 1995. The slightly lower net income came as a result of rising grain prices during the early part of the fiscal year, which began to decline, and continue to decline. As a result, Pipasa expects its profitability to benefit from lower grain prices, as well as increased sales, in the coming fiscal year.

    Management expects continued growth of revenues from its core business activities. Management is continuing to expand its market operations and to cut costs to maximize future profit potential.

Liquidity and Capital Resources

    At September 30, 1996, cash and cash equivalents of Pipasa were $5,259,457 as compared to $2,042,399 at September 30, 1995.

    At September 30, 1996, the working capital ratio was 1.28:1 as compared to 0.91:1 at September 30, 1995.

    Historically, Pipasa has generally relied upon internally generated funds to satisfy working capital requirements and to fund capital expenditures. Management believes that it can continue to fund its obligations and implement the development of its business segment with available cash and internally generated cash flow. The Company does not foresee a major requirement for capital in the next fiscal year. The Company does not intend to pay dividends on its common shares in the foreseeable future.

Item 7.  FINANCIAL STATEMENTS.

    The following financial information is filed as part of this report:

              (1)  FINANCIAL STATEMENTS

              (2)  SCHEDULES
                   The financial statements schedules listed in the accompanying index to financial statements are filed as a part of this annual report.

              (3)  EXHIBITS.
                   The exhibits listed on the accompanying index to financial statements are filed as part of this annual report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There were no disagreements between the Company and its accountants during the relevant period.

                                  PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The Directors and Executive Officers of the Company, their ages and present positions held in the Company, as of September 30, 1996, are as follows:

NAME                      AGE     POSITION HELD
----                      ---     -------------

Calixto Chaves Zamora     51      Chief Executive
                                  Officer, Chairman, President, and Director

Jorge M. Quesada Chaves   47      Chief Financial Officer, Treasurer, and
                                  Director

Oscar Barahona Streber    82      Director

Federico Vargas Peralta   63      Director

Luis J. Lauredo.          47      Director

Alfred E. Smith, IV       44      Director

James K. Isenhour         48      Director and Assistant Secretary

Monica Chaves Zamora      25      Secretary

    The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. Calixto Chaves Zamora and Monica Chaves Zamora are father and daughter. Jorge M. Quesada Chaves is the brother-in-law of Calixto Chaves Zamora. Otherwise, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

CALIXTO CHAVES ZAMORA. Mr. Chaves has been President, Chief Executive Officer, and a member of the Board of Directors of the Company since August, 1996. He was the founder and President of Corporacion Pipasa, S.A. from its inception in 1969 to the present. He is also the founder and President of Aero Costa Rica, S.A., a private Costa Rican airline. He is currently on the Boards of Directors of Central American Oils and Derivatives, S.A., the Administrative Consultancy of CODESA(Costa Rican Development Corporation), and American Oleaginous Industry. From 1994 to 1996, he was a Board member of Cerveceria Americana, a private brewery. In 1994, he served as an advisor to the Ministry of Economic Business Affairs. From 1983 to 1985, he was a member of the Board of Directors of the Sugar Cane Agricultural League. From 1982 to 1986, he served in the Costa Rican Ministry of Industry, Energy and Mines and became the Minister of Natural Resources in 1986. From 1982 to 1986, he was a member of the Board of Directors of MINASA, a Costa Rican mining company. Mr. Chaves was the founder of the Chamber of Industries in the Costa Rican province of Heredia. From 1973 to 1974, he was President of the Board of Directors of Banco Nacional de Belen. He will devote a minimum of 40 hours per week to the affairs of the Company.

JORGE M. QUESADA CHAVES. Mr. Quesada has been the Chief Financial Officer, Treasurer, and a member of the Board of Directors of the Company since August, 1996. He has held numerous positions with Corporacion Pipasa, S.A. since 1985 and has been Executive Vice President since 1990. He has been a member of the Boards of Directors of Banco Fomento Agricola since 1991 and of Aero Costa Rica, S.A. since 1996. From 1987 to 1991, he was on the Board of Directors of Finianciera Belen, S.A. Mr. Quesada has conducted numerous seminars regarding marketing issues. He obtained his Licenciate in Business Administration, with emphasis on Public Accounting, from the University of Costa Rica in 1984. He will devote a minimum of 48 hours per week to the affairs of the Company.

OSCAR BARAHONA STREBER. Mr. Barahona has been a member of the Board of Directors of the Company since August, 1996. He has had a career as an attorney, businessman, and public official. Mr. Barahona has been the Minister of Finance of Costa Rica. He was the Chief Executive Officer of the Guatemalan Social Security Administration. He authored the social security and workman's compensation systems for the countries of Costa Rica and Guatemala. As a businessman, he founded an insurance company, Seguros Cruz Azul de Guatelmala, organized the Guatemalan Insurance Association, and served as its President. He was also the President of the Hemispheric Insurance Conference, the Guatemalan Council for the Development of the Free Enterprise System, and the Comite Coordinador de Asociacones Comerciales, Industriales, Agricolas y Financieras. He has also been involved in real estate development. Since 1971, he has been involved in private investments and has been on the advisory boards of several public and private institutions. He recently completed his memoirs, Memorias y Opiniones. Mr. Barahona received his law degree from the University of Costa Rica in 1944. He will devote such time as may be necessary to fulfill his obligations as an outside director of the Company.

FEDERICO VARGAS PERALTA. Mr. Vargas has been a member of the Board of Directors of the Company since August, 1996. He has served as a Professor of Economics and Social Sciences at the University of Costa Rica from 1963 to the present. Dr. Vargas has been involved in extensive political activities since 1974. From 1990 to 1994, he served as a Deputy in the Costa Rican Assembly. From 1993 to 1994, he was Chairman of the Legislative Section of the National Liberation Party of Costa Rica. Prior to 1990, Dr. Vargas held a number of political offices, including Ambassador of Costa Rica to the United States, Ambassador of Costa Rica to the Organization of American States, Counsellor to the President of Costa Rica in Finance and External Debt, with the rank of Minister, and Economics Advisor to the President of Costa Rica. His teaching activities included serving as the Chairman of Economists, Instituto de Investigaciones Economices, University of Costa Rica and Director of the Economics Department, School of Economics and Social Sciences, University of Costa Rica. Dr. Vargas serves on the Boards and advisory bodies of numerous charitable and educational organizations and is the author of a number of publications in economic and educational matters. He obtained his Bachelors in Business Administration from Nichols College in Massachusetts in 1954 and his PhD from the University of Costa Rica in 1967. He has also attended the Wharton School of Finance and Commerce at the University of Pennsylvania. He will devote such time as may be necessary to fulfill his obligations as an outside director of the Company.

LUIS J. LAUREDO. Mr. Lauredo has been a member of the Board of Directors of the Company since August, 1996. From 1995 to the present, he has been the Director of the International Consulting Group for the law firm of Greenberg Traurig, of Miami, Washington, and New

York. From 1994 to 1995, he was Executive Director of the Summit of the Americas, a non-profit organization. From 1992 to 1994, he was a Commissioner on the Florida Public Service Commission, as well as Chairman of the International Relations Committee of the National Association of Regulatory Utility Commissioners. From 1989 to the present, he has also been the owner of Occidental Aviation, of Miami. In his career, Mr Lauredo has held a number of positions in the banking industry. He has served on numerous advisory committees, including the Export-Import Bank of the U.S.
He has represented the President of the United States as special U.S. Ambassador to the inaugurations of the Presidents of Columbia, Venezuela, Brazil, and Costa Rica. He also served as a founding Director of the Hispanic Council on Foreign Affairs (Washington, D.C.). Mr. Lauredo received his B.A. from Columbia University in New York City and has attended the University of
Madrid in Spain and Georgetown University Law Center in Washington, D.C.   He
will devote such time as may be necessary to fulfill his obligations as an outside director of the Company.

ALFRED E. SMITH, IV. Mr. Smith has been a director of the Company since June 1, 1994. He was a partner of the New York Stock Exchange member firm of Adler, Coleman & Co., Inc. from 1979 to 1994. Since 1994, he has been with CMJ Partners, a New York Stock Exchange member firm. In September, 1994, Adler, Coleman & Co. sold the Adler, Coleman Clearing division to an unaffiliated third party. In February, 1995, the entity which acquired the Adler, Coleman Clearing division filed for bankruptcy protection under Chapter 11.

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

JAMES K. ISENHOUR. Mr. Isenhour became a Director, Chairman and Chief Executive Officer of the Company in August of 1991 and served until August, 1996, when he became an outside Director. He was also President from 1991 to 1993. From 1985 to 1994, he was involved with Ram Financial Consultants, Inc., a private corporation which had extensive experience in securities-related businesses.

    Mr. Isenhour is one of the founders of Cambridge Academy, previously a wholly-owned subsidiary of the Company. Mr. Isenhour served on the school's Board of Directors since 1979. He was appointed as President of Cambridge Academy in 1981 and served in this capacity until Tanzee Nahas, his wife and business partner and a former Director of the Company, was appointed to fill the position in 1993.

    Mr. Isenhour is certified as a master electrician. He started an electrical contracting business at the age of 23. He went on to become a general contractor and developer of multi-family housing. He has been the Chief Executive Officer of Sea Coast
Electric, Inc., a private family corporation, since 1981. He will devote such time as may be necessary to fulfill his obligations as an outside director of the Company.

MONICA CHAVES ZAMORA. Ms. Chaves has been the Secretary of the Company since August, 1996. She has been involved with Pipasa and Aero Costa Rica in various capacities involving public relations since 1994. She attended St. Michael's College, Vermont from 1989 to 1994. She graduated from New Hampton University with a degree in Business Administration. She will devote such time as may be necessary to fulfill her obligations as the Secretary of the Company.

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

Item 10. EXECUTIVE COMPENSATION.

    The following table sets forth the Summary Compensation Table for the Chief Executive Officer and four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year for the Pipasa subsidiary. All compensation was paid to these individuals from Pipasa. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee Directors receive no additional compensation for service on the Board of Directors of the Company but receive $325 per month for service on the Board of Directors of Pipasa. Outside Directors received no compensation from the Company as such during this period except as indicated below. However, outside Directors of Pipasa receive $625 per month for service on the Board of Directors of Pipasa. In May, 1994, Mr. Smith, an outside Director, received warrants to purchase 50,000 common shares of the Company at $.50 per share, for a period of five years. On August 1, 1995, the original warrants were cancelled and Mr. Smith received warrants to purchase a total of 100,000 common shares of the Company at $.10 per share for a period of five years. The Company also approved the sale of a total of 100,000 Warrants to Mr. Douglas Brown, a former outside Director. Both Warrant packages were for five years, at an exercise price of $0.10 per share. As of the date hereof, all of these warrants have been exercised by these individuals.

                           SUMMARY COMPENSATION TABLE

            Annual Compensation                            Long Term Compensation
---------------------------------------------   -----------------------------------------
                                                Awards                Payouts
                                                ----------  -----------------------------
                                                Other       Restricted    All
                                                Annual      Stock         LTIP Other
                      Salary         Bonus(2)   Compen-     Award(s)      Options/Payouts
                      Compensation              sation(3)
Name           Year   ($)            ($)            ($)     SARS(#)         ($)
----           ----   ------------   --------   ----------  ----------    ---------------
Calixto        1996   $ 97,859(1)    $3,900     $1,344,111
Chaves         1995   $ 94,976       $3,900     $  247,822
Zamora         1994   $ 78,466       $3,900     $  256,423
Chairman

Jorge Quesada  1996   $ 66,631       $3,900     $   64,625
Chaves         1995   $ 64,667       $3,900     $   20,119
Treasurer      1994   $ 59,030       $3,900     $    9,891

Jose Zamora    1996   $ 50,354       $3,900     $   27,705
               1995   $ 48,300       $3,900     $   15,428
               1994   $ 44,705       $3,900     $    9,785

Jose Julio     1996   $ 45,913       $3,900
Carvajal       1995   $ 43,325       $3,900
               1994   $ 39,172       $3,900

Luis Varela    1996   $ 36,882
               1995   $ 35,325
               1994   $ 29,165

(1) All compensation was paid in Costa Rican colones, rather than U.S. dollars. For the purposes of this presentation, all compensation has been converted to U.S. dollars at the then current exchange rate for Costa Rican colones.

(2) Represents Directors fees payable for acting as a Director of Pipasa.

(3) Represents dividends paid on common and preferred stock of Pipasa throughout the year.


        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company has a Compensation Committee consisting of Calixto Chaves Zamora, Chairman and Jorge Quesada Chaves. This Committee makes the determinations for stock issuance pursuant to the Company's stock compensation plans.

    Otherwise, the Company has no retirement, pension or profit sharing plans covering its officers and directors, but does contemplate implementing such plans in the future through Pipasa.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following sets forth the number of shares of the Company's $.001 par value common stock beneficially owned by (i) each person who, as of September 30, 1996, was known by the Company to own beneficially more than five percent (5%) of its common stock, (ii) the individual Directors of the Company, and (iii) the Officers and Directors of the Company as a group. As of September 30, 1996, there were 19,559,396 common shares issued and outstanding.

-------------------------------------------------------------------------------
Name and Address                  Amount and Nature                Percent of
of Beneficial Owner          of Beneficial Ownership(1)(2)           Class
-------------------------------------------------------------------------------
Calixto Chaves Zamora                5,979,945(3)                    30.6%
Suite 301, 2525 S.W. 3rd Ave
Miami, Florida 33129

Oscar Barahona Streber                     -0-                        -0-
APDO. 22-4005
Belen, Heredia
Costa Rica

Federico Vargas Peralta                    -0-                        -0-
APDO. 22-4005
Belen, Heredia
Costa Rica

Jorge M. Quesada Chaves                156,885(4)                     0.8%
APDO. 22-4005
Belen, Heredia
Costa Rica

Luis J. Lauredo.                           -0-                        -0-
APDO. 22-4005
Belen, Heredia
Costa Rica

James K. Isenhour                      625,000(5)                     3.2%
1111 S.W. 17th Street
Ocala, Florida 34474

Alfred E. Smith, IV(6)                     -0-                        -0-
20 Broad Street, 16th Floor
New York, New York 10005

Teresa Chaves Zamora(7)                156,885                        0.8%
APDO. 22-4005
Belen, Heredia
Costa Rica

Jose Zamora Viquez(8)                  156,885                        0.8%
APDO. 22-4005
Belen, Heredia
Costa Rica

Monica Chaves Zamora(9)                400,000                        2.0%
Suite 301, 2525 S.W. 3rd Ave
Miami, Florida 33129

All Officers and Directors           7,475,600                       38.2%
as a Group (ten persons)

    (1) All ownership is beneficial and of record except as specifically indicated otherwise.

    (2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

    (3) Includes 2,044,145 shares owned of record by Mr. Chaves, 2,500,000 shares owned of record by Inversiones Leytor, a company owned by Mr. Chaves, a total of 539,800 shares owned of record by Mr. Chaves' wife, and 896,000 shares owned of record by OCC, S.A., which is owned by Mr. Chaves and his wife. The son of Mr. and Mrs. Chaves owns 837,971 shares, and the daughter of Mr. and Mrs. Chaves owns 400,000 shares, each for which Mr. Chaves and his wife disclaim any beneficial ownership.

    (4) The wife and son of Mr. Quesada control Jorque, S.A., which owns 156,885 shares and for which Mr. Quesada may be deemed to have beneficial ownership.

    (5) Mr. Isenhour owns no shares of record but controls Seacoast Electric, which is a shareholder of the Company. His daughter, Taylar

         Isenhour, owns 66,667 shares, for which he disclaims any beneficial ownership.

    (6) In May, 1994, Alfred E. Smith, IV received warrants to purchase 50,000 common shares of the Company at $.50 per share for a period of five years. In August, 1995, the original warrants were cancelled and Mr. Smith received warrants to purchase a total of 100,000 common shares of the Company at $.10 per share for a period of five years. Subsequent to September 30, 1996, all of these warrants have been exercised.

    (7) Inversiones Wytaicha, S.A. owns 156,885 common shares of record. This is a company owned equally by Ms. Chaves, an officer of Corporacion Pipasa, S.A. and her husband. She is a sister of Mr. Chaves, who disclaims any beneficial ownership to these shares.

    (8) Inversiones Zamora & Aguilar, a company owned by Mr. Zamora and his wife. He is an officer of Corporacion Pipasa, S.A., and a brother-in-law of Mr. Chaves and owns 156,885 common shares of record. Mr. Chaves disclaims any beneficial ownership to these shares.

    (9) Owned of record by Ms. Chaves, who is the daughter of Mr. Chaves. Mr. Chaves disclaims any beneficial ownership to these shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       GENERAL On January 21, 1994, the Company entered into an investment banking agreement with M.H. Meyerson & Co. In connection with this agreement, the Company has issued warrants to M.H. Meyerson & Co. to purchase 300,000 shares of common stock with an exercise price of $1.85 per share and with demand and piggyback registration rights. Demand registration rights are available starting in months 19 through 48 from the date of the agreement.

       In April, 1996, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of Corporacion Pipasa, S.A. ("Pipasa"). This transaction was planned such that Pipasa would become a wholly-owned subsidiary of the Company and the former shareholders of Pipasa would thereby own approximately 82.4% of the Company. This transaction was approved by the shareholders of the Company on August 5, 1996 and final documentation was delivered on September 30, 1996. As a part of the transaction and at the same time as the initial shares of Pipasa were exchanged for the shares of the Company, the Company disposed of all then present subsidiaries, assets and operations of the Company by transferring these subsidiaries, assets and operations to Intercoast Financial, Inc., a company controlled by Mr.

James K. Isenhour, the Company's then current President, in exchange for 50,000 common shares of the Company, plus an indemnification from Mr. Isenhour and Intercoast Financial, Inc. to indemnify and hold the Company harmless against any and all actions or liabilities resulting from the Company's past ownership of these subsidiaries, assets and operations.

    OPERATIONS INVOLVING CURRENT MANAGEMENT
    The Company, through Pipasa, periodically executes transactions with the shareholders and other individuals and entities who are affiliated. These transactions include loans, sale of poultry products and purchase of other supplies. At September 30, 1996, the following amounts were due to the Company:

                                1996
                              --------
Accounts Receivable           $  9,073
Notes Receivable              $ 78,809

    OPERATIONS INVOLVING PAST MANAGEMENT
    THE FOLLOWING ACTIVITIES RELATE TO PERIODS AS OF AND PRIOR TO AUGUST 5, 1996, DATE OF SHAREHOLDER APPROVAL, UNDER DIRECTION OF PAST MANAGEMENT OF
THE COMPANY.
    Ram Financial Consultants, Inc. ("RFC") is a company controlled by an officer of the Company all of the year ended June 30, 1994, but was transferred out of the officer's control during the year ended June 30, 1995. During the year ended June 30, 1995, the Company made payments to RFC in the amount of $25,474. Interest has been accrued at 10% APR in the amount of $1,925. The total balance of $27,399 was treated as an unsecured loan to RFC and was to be paid back over the next twelve months to the Company. During the year ended June 30, 1996, credit was given for services provided and the amount was deemed paid in full as of the fiscal year end.

    The responsibility for completion of advertising on behalf of the Company was transferred to Intercoast Financial, Inc. due to the death of the individual previously contracted to complete the contract. The Company had recorded prepaid advertising of $174,348 and $290,046 as of June 30, 1996 and 1995, respectively. Intercoast Financial, Inc. is a company controlled by a former officer but current director of the Company, Mr. James K. Isenhour. During the year ended June 30, 1996, the Company was extensively revising its courses and curriculum to meet further accredition requirements. Due to this revision process, limited action was taken for advertising. Therefore, $111,317 was repaid to the Company for use with operations during the year ended June 30, 1996.

    American Aerospace & Technologies (AAT) is a company established to operate as an FAA Repair Station that is controlled by a former officer and current director of the Company, Mr. James K. Isenhour. During the fiscal year ended June 30, 1994, AAT operated as MTW Aerospace and was not a related party. AAT leased space from the Company on a sub-lease arrangement. The current lease is from March 1, 1995 to February 28, 1997 with annual rent payable at $19,800 per year. AAT owed the Company for accrued rent and allocated charges for utilities the amounts of $42,749 and $22,311 as of June 30, 1996 and 1995, respectively. Accrued interest on the amounts due is $4,794 and $1,255 as of June 30, 1996 and 1995, respectively.

    Effective March 25, 1996, the Company entered into a General Release and Compromise Settlement Agreement with shareholders who purchased the construction and trucking subsidiaries. The Agreement specified the settlement of the $1,720,000 note receivable from the shareholders relating to the purchase. The settlement resulted in the shareholders transferring cash and common stock of the Company with a combined valuation of $1,400,000 to the Company and accordingly, a loss was recorded in the amount of $320,000. The terms of the settlement are as follows:

    1) The shareholders agree to pay to the Company or its designees the sum of $800,000. The payment was received prior to June 30, 1996.

    2) Concurrent with the payment described in item (a), the shareholders agree to endorse and deliver 460,000 shares of common stock of the Company to a third person as the Company may require. This stock was transferred to the such third person on July 18, 1996 as specified by the Company. See below for disposition of these shares.

    3) The parties also agreed to the following division of proceeds, if any, that may result from a lawsuit currently pending in the 347th Judicial District Court of Nueses County, Texas. The following is the priority order of payment:

         a) The shareholders are to be reimbursed for expenses incurred by the parties attorneys which currently amounts to approximately $145,015.
         b) The shareholders are to be reimbursed for attorney fees advanced by the shareholders which currently amounts to approximately $91,111.
         c) Up to the next $600,000 in proceeds will be divided equally between the Company and the shareholders.
         d) Up to the next $1.26 million in proceeds will be advanced top the shareholders as payment on the assignment.
         e) Any remaining proceeds shall be divided equally between the Company and the shareholders.

    The Compromise Settlement Agreement for the Settlement of the note due to the Company from the sale of the Texas subsidiaries required 460,000 common shares of the Company be delivered to the Company or a third party as specified by the Company. On July 18, 1996, the 460,000 shares specified in the agreement were delivered directly to a third party purchasing those shares for an amount of $600,000. The funds resulting from the sale were deposited for the benefit of Intercoast Financial, Inc. pursuant to a Joint Venture Agreement and Promissory Note entered into July 10, 1996 between the Company and Intercoast Financial, Inc.

    On June 30, 1996, the Company loaned $50,000 to Aero Costa Rica and during the interim period for the three months ended September 30, 1996, the Company made payments on behalf of

Aero Costa Rica which totalled $324,835. The Company's current Chairman and President, Mr. Calixto Chaves, has significant ownership interests in Aero Costa Rica and Corporation Pipasa.

    A dispute has developed with regard to the proper entity which owes the obligations and the amount of those obligations in the transactions involving the funds from Intercoast Financial, Inc. and the advances to Aero Costa Rica by the past management of the Company. Current management of the Company maintains that the rights of the Company for this joint venture and the debt of Aero Costa Rica were transferred to Intercoast Financial, Inc. pursuant to the agreement and plan of reorganization dated April 30, 1996 and were a part of the divesting of past operations pursuant to that agreement, since these transfers were executed by the past President of the Company, Mr. Isenhour.
It is the position of Mr. Isenhour that he is to be repaid by either Aero Costa Rica or the Company for the advances.

    On July 2, 1995 the Company entered into an agreement with SeaCoast Electric, Inc. (SCE) for management services, SCE is owned, in part, by children of then officers and directors of the Company. The agreement called for SCE to provide management, in the form of Chief Executive Officer and Chief Financial Officer, for all operations of all Company subsidiaries. In exchange, the Company agreed to pay SCE the sum of $150,000 for management services for each fiscal year (July thru June). In addition, Cambridge Academy, a subsidiary of the Company at the time, shall pay one individual an annual salary of $50,000 for her work as Director of Education. Any unpaid salary shall be eligible for the calculation of Warrants to be issued. SCE agreed to take their fees as the Company's and its subsidiaries' funds allow so as not to jeopardize the operations. In the event that at the end of the fiscal year SCE has not taken its entire fee, the Company shall issue a warrant for stock, with registration rights paid for by the Company, at the strike price of $0.10 per share. The number of shares shall be determined by the remaining unpaid management fee. No warrants were due or issued for the year ended June 30, 1996. The obligations of the Company for this agreement were transferred to Intercoast Financial, Inc. pursuant to the agreement and plan of reorganization dated April 30, 1996.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

        REPORTS ON FORM 8-K. The Company filed one report, dated August 8, 1996, on Form 8-K during the last quarter of fiscal year ended September 30, 1996.
        EXHIBITS
         3-A       Articles of Incorporation *

         3-B       Articles of Merger *

         3-C       Bylaws *

         10-1      Purchase Agreement for Construction and Trucking*

         10-2      Acquisition Agreement with Corporacion Pipasa, S.A.*

         10-3      Purchase Agreement With Intercoast Financial, Inc.

         * Previously Filed

                            COSTA RICA INTERNATIONAL, INC.

                          CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 1996 AND FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1996 AND
                       AS OF JUNE 30, 1996 AND 1995 AND FOR THE
                          YEARS ENDED JUNE 30, 1996 AND 1995

                            COSTA RICA INTERNATIONAL, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                 Page
                                                               ---------
Report of Independent Certified Public Accountants ........       F-1

Consolidated Balance Sheet as of September 30, 1996 .......    F-2 - F-3

Consolidated Statements of Operations for the three
  months ended September 30, 1996 and for the years
  ended June 30, 1996 and 1995 ............................       F-4

Consolidated Statement of Stockholders' Equity for
  the three months ended September 30, 1996 and for
  the years ended June 30, 1996 and 1995 ..................       F-5

Consolidated Statements of Cash Flows for the three
  months ended September 30, 1996 and for the years
  ended June 30, 1996 and 1995 ............................    F-6 - F-8

Notes to Consolidated Financial Statements ................    F-9 - F-24

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors of Costa Rica International, Inc.

We have audited the consolidated balance sheet of Costa Rica International, Inc. as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three months ended September 30, 1996, and for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costa Rica International, Inc. at September 30, 1996, and the consolidated results of its operations and its cash flows for the three months ended September 30, 1996, and for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.



T. Alan Walls, CPA, P.C.
Johnson City, Tennessee

December 16, 1996

                         COSTA RICA INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996

     ASSETS
                                                                    1996
                                                                -----------
Current assets:
  Cash and cash equivalents                                     $ 5,259,457
  Investments - Available for sale                                   26,419
  Notes Receivable  (Note 3)                                        235,240
  Accounts receivable, net  (Note 4)                              5,860,180
  Inventories, net  (Notes 5)                                     7,288,279
  Due from related parties  (Note 10)                                 9,073
  Prepaid Expenses  (Note 6)                                        158,200
                                                                -----------

      Total current assets                                       18,836,848

  Long term notes receivable                                         52,855
  Investments - Held to maturity  (Note 7)                        1,121,412
  Property, plant & equipment, net  (Note 8)                     39,964,665
  Forestry rights                                                   748,304
  Copyrights, trademarks, net                                        90,421
  Guarantee deposits                                                115,385
  Goodwill  (Note 24)                                               967,786
  Due from related parties  (Note 10)                                78,809
  Other assets  (Note 9)                                            375,186
                                                                -----------

      Total Assets                                              $62,351,671
                                                                -----------
                                                                -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdrafts  (Note 12)                                         70,113
  Notes payable  (Note 13)                                        9,849,002
  Accounts payable  (Note 14)                                     3,574,455
  Allowance for Christmas bonus                                     467,407
  Allowance for severance pay  (Note 18)                             95,638
  Accrued expenses                                                  790,793
                                                                -----------

    Total current liabilities                                    14,847,408

  Long term notes payable  (Note 13)                              4,071,939
                                                                -----------

      Total Liabilities                                          18,919,347





         See accompanying notes to consolidated financial statements.

                       COSTA RICA INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 1996
                                (CONTINUED)

                                                                    1996
                                                                -----------

Stockholders' Equity:
  Preferred stock - $1.00 par; 1,000,000 shares
    authorized; -0- outstanding                                         -0-
  Common stock - $.001 par; 60,000,000 shares
    authorized; 19,559,396 shares outstanding                        19,560
  Additional paid-in capital                                     33,928,787
  Retained earnings                                              (3,181,134)
                                                                -----------
                                                                 30,767,213

  Minority interests                                             12,665,111
                                                                -----------

     Total Stockholders' Equity                                  43,432,324
                                                                -----------

     Total Liabilities and Stockholders' Equity                 $62,351,671
                                                                -----------
                                                                -----------


         See accompanying notes to consolidated financial statements.

                         COSTA RICA INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS

                                             For Three       For Fiscal      For Fiscal
                                            Months Ended     Year Ended      Year Ended
                                           Sept 30, 1996   June 30, 1996   June 30, 1995
                                           -------------   -------------   -------------
Revenues                                    $10,447,571     $   674,597      $  448,288
Cost of Sales                                 7,762,619          42,043          51,905
                                            -----------     -----------      ----------
   Gross profit                               2,684,952         632,554         396,383

Operating Expenses:
  Selling                                     1,045,287             -0-             -0-
  Export                                         38,100             -0-             -0-
  General and administrative                    798,819       1,533,741       1,153,108
                                            -----------     -----------      ----------

     Total operating expenses                 1,882,206       1,533,741       1,153,108
                                            -----------     -----------      ----------

Operating Profit                                802,746        (901,187)       (756,725)

Other income  (Note 15)                         232,753          47,389          98,254
Other expense  (Note 16)                       (461,875)         (2,756)        (13,063)
                                            -----------     -----------      ----------

  Net earnings before income taxes              573,624        (856,554)       (671,534)

  Estimated income tax  (Note 17)              (184,103)            -0-             -0-
                                            -----------     -----------      ----------

  Net Income (Loss)                         $   389,521     $  (856,554)     $ (671,534)
                                            -----------     -----------      ----------
                                            -----------     -----------      ----------

Net income (loss) per common share          $       .03     $      (.21)     $     (.15)
                                            -----------     -----------      ----------
                                            -----------     -----------      ----------

Weighted Average Shares                      14,384,872       4,165,827       4,353,161
                                            -----------     -----------      ----------
                                            -----------     -----------      ----------




         See accompanying notes to consolidated financial statements.

                       COSTA RICA INTERNATIONAL, INC.
               STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND
                 FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                Preferred                   Common Stock
                                  Stock                  -------------------   Additional                               Total
                                Number of   Minority     Number of              Paid-In     Treasury    Accumulated  Shareholders'
                                 Shares     Interests     Shares      Amount    Capital      Stock       (Deficit)     Equity
                                ---------  -----------   ---------    -------  -----------  --------    -----------  -------------
Balance: June 30, 1994
  (As Restated)                     --              --    4,353,161     4,353    4,547,961   (120,529)     (765,603)    3,666,182

Net loss                            --              --           --        --           --         --      (671,534)     (671,534)
                                  ----     -----------   ----------   -------  -----------  ---------   -----------   -----------

Balance: June 30, 1995              --              --    4,353,161   $ 4,353  $ 4,547,961  $(120,529)  $(1,437,137)  $ 2,994,648

Common stock returned and
  cancelled from CCS settlement     --              --     (118,333)     (118)     (82,653)        --            --       (82,771)
Treasury stock cancelled            --              --     (107,134)     (107)    (120,422)   120,529            --            --
Common stock issued for
  professional services             --              --       25,000        25        6,725         --            --         6,750
Net loss                            --              --           --        --           --         --      (856,554)     (856,554)
                                  ----     -----------   ----------   -------  -----------  ---------   -----------   -----------

Balance: June 30, 1996              --              --    4,152,694     4,153    4,351,611         --    (2,293,691)    2,062,073
Acquisition - Corporacion Pipasa    --              --   15,573,571    15,574   29,672,324         --            --    29,687,898
Common Stock returned
  and cancelled                     --              --     (116,869)     (117)         117         --            --            --
Divestment of subsidiaries per
  Agreement and Plan of
  Reorganization dated April 30,
  1996                              --              --      (50,000)      (50)     (95,265)        --    (1,276,964)   (1,372,279)
Minority interest                   --      12,665,111           --        --           --         --            --    12,665,111
Net income                          --              --           --        --           --         --       389,521       389,521
                                  ----     -----------   ----------   -------  -----------  ---------   -----------   -----------

Balance: September 30, 1996         --     $12,665,111   19,559,396   $19,560  $33,928,787  $      --   $(3,181,134)  $43,432,324
                                  ----     -----------   ----------   -------  -----------  ---------   -----------   -----------
                                  ----     -----------   ----------   -------  -----------  ---------   -----------   -----------





        See accompanying notes to consolidated financial statements.

                        COSTA RICA INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  For Three       For Fiscal      For Fiscal
                                                 Months Ended     Year Ended      Year Ended
                                                 Sept 30, 1996   June 30, 1996   June 30, 1995
                                                 -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) for the period                 $  389,521     $(856,554)       $(671,534)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
     Depreciation and amortization                    319,191       173,978          193,130
     Gain on sale of equipment                            -0-           -0-           (8,668)
     Loss on note payable settlement                      -0-       382,455              -0-
     (Increase) decrease in:
       Accounts receivable                           (594,818)      (34,476)         114,406
       Inventories                                   (248,806)          -0-              -0-
       Other assets                                  (115,218)      160,386          102,050
       Prepaid expenses                                (1,728)          -0-              -0-
     Increase (Decrease) in:
       Accounts payable                               100,600        68,171          (58,567)
       Accrued expenses                                85,203        29,002           68,644
       Estimated income tax                               -0-           -0-              -0-
       Allowance for Christmas bonus                  138,764           -0-              -0-
       Allowance for severance pay                      5,472           -0-              -0-
                                                   ----------     ---------        ---------

Net cash provided by operating activities              78,181       (77,038)        (260,539)


        See accompanying notes to consolidated financial statements.

                       COSTA RICA INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)


                                                  For Three       For Fiscal      For Fiscal
                                                 Months Ended     Year Ended      Year Ended
                                                 Sept 30, 1996   June 30, 1996   June 30, 1995
                                                 -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (474,419)      (66,122)          (7,170)
  Proceeds from sale of property and equipment          4,578           -0-              -0-
  Purchase of long term investments                (1,902,901)          -0-              -0-
  Proceeds from sale of long term investments       1,868,197           -0-              -0-
  Loans to related parties                           (840,135)          -0-              -0-
  Collection of loans to related parties            3,687,502           -0-              -0-
  Advances on notes receivable                       (194,362)      (56,689)             -0-
  Collection of notes receivable                       56,294       808,627           80,000
  Forestry rights                                     (21,184)          -0-              -0-
  Copyrights                                           13,919           -0-              -0-
  Deposits                                                505           -0-              -0-
  Translation adjustment                            2,783,163           -0-              -0-
  Net effect of merger                               (351,657)          -0-              -0-
                                                   ----------     ---------        ---------
 Net cash provided by investing activities          4,629,500       685,816           72,830

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                       4,735,809           -0-              -0-
  Principle payments on long-term debt             (3,943,050)       (1,006)         (14,578)
  Bank overdrafts                                       5,522           -0-              -0-
  Translation adjustment                             (854,277)          -0-              -0-
                                                   ----------     ---------        ---------
 Net cash provided by financing activities            (55,996)       (1,006)         (14,578)

Net increase (decrease) in cash                     4,651,685       607,772         (202,287)

Cash balance at beginning of period                   607,772           -0-          202,287
                                                   ----------     ---------        ---------

Cash balance at end of period                      $5,259,457      $607,772        $     -0-
                                                   ----------     ---------        ---------
                                                   ----------     ---------        ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) for:
  Interest                                         $  288,081     $   2,755        $   7,070
  Income taxes                                            -0-           -0-              -0-

Noncash investing and financing activities:
  Common stock issued for services                 $      -0-     $   6,750        $     -0-


        See accompanying notes to consolidated financial statements.

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ACTIVITY - On April 15, 1994, the Company authorized the change of its domicile from Utah to Nevada by amendment of its Articles of Incorporation. On August 5, 1996, pursuant to the Agreement and Plan of Reorganization with Corporation Pipasa, S.A., the Company authorized the change of its name from Quantum Learning Systems, Inc. to Costa Rica International, Inc.

Management of the Company has elected to change its fiscal year end from June 30 to September 30 to coincide with the fiscal year end of its newly acquired subsidiary, Corporation Pipasa, S.A.

AGREEMENT AND PLAN OF REORGANIZATION - On April 30, 1996, the Company entered into an Agreement and Plan of Reorganization with Corporation Pipasa, S.A. for the acquisition of Corporation Pipasa, S.A. and the divestiture of all the current subsidiaries and activities of the Company. This plan of reorganization was consummated on August 5, 1996, upon shareholder approval.

The agreement specifies that Corporacion Pipasa, S.A. and its stockholders will exchange all of the issued and outstanding shares of Class A and Class B common stock of Pipasa for approximately 26,147,508 shares, in the aggregate, of restricted common stock of the Company, which in any case shall be at least 82.4%, in the aggregate, of the issued and outstanding common shares of the Company on a fully diluted basis at the time of the delivery of such shares to the Stockholders, which includes currently outstanding warrants and options to issue approximately 750,000 shares. If, and to the extent that the acquiror receives less than 100% of the common stock of the acquiree, the amount of shares to be issued hereunder to the Stockholders of the acquiree shall be reduced pro-rata.

Prior to the reorganization, the Company had three subsidiary corporations which include Cambridge Academy, Sentient, Inc. and Current Concept Seminars, Inc., along with a division which engages in real estate development. As a condition of the Agreement and the underlying acquisition, the acquiror has divested itself of all operations, including the former subsidiary corporations and the real estate division, by the delivery date of the common shares.

Pursuant to the terms of the Agreement and Plan of Reorganization to divest the current operations of the Company, the Company entered into an agreement with InterCoast Financial Corporation on April 30, 1996 for the acquisition of the educational subsidiaries and rights of the Company

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


past activities. Control of the Company changed August 5, 1996 by shareholder approval. The final documentation was completed at September 30, 1996. The agreement provides for InterCoast Financial Corporation to acquire the subsidiaries and rights of the Company in exchange for 50,000 shares of common stock of Company plus indemnification to the Company in respect of any liability, damage or deficiency, all actions, suits, proceedings, demands, assessments, judgements, costs and expenses including attorney's fees, incident to the subsidiaries and rights as part of this agreement.

PREFERRED STOCK - On April 15, 1994 the Company authorized 1,000,000 shares of preferred stock at $1.00 par value to have such classes and preferences as the Board may determine from time to time.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Costa Rica International, Inc. and its current and formerly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated statements of operations and cash flows for the interim period ending September 30, 1996 include the operations of Corporation Pipasa, S.A., a newly acquired subsidiary, from August 5, 1996 through September 30, 1996.

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

DEPRECIATION, MAINTENANCE, AND REPAIRS - Depreciation is provided by the straight-line method. Estimated useful lives for depreciation purposes are as follows:

        Buildings                                   3 - 20 years
        Machinery and equipment                     3 - 20 years
        Furniture and fixtures                      4 - 15 years

Maintenance and repairs and renewals which do not prolong the useful life of an asset are expensed as incurred. Depreciation expense amounted to $315,142 for the three months ended September 30, 1996 and $102,702 and $85,404 for the years ended June 30, 1996 and 1995, respectively.

AMORTIZATION - Amortization of intangible assets which include copyrights, royalties and goodwill is provided by the straight-line method. Estimated useful lives for amortization purposes are as follows:

         Goodwill                                40 years
         Royalties                               5 - 10 years
         Copyrights                              10 - 20 years

Amortization expense amounted to $15,980 for the three months ended September 30, 1996 and $71,276 and $107,726 for the years ended June 30, 1996 and 1995, respectively.

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


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

EARNINGS PER SHARE - Earnings per share have been computed based upon the weighted average number of shares outstanding of 14,384,872 during the three months ended September 30, 1996, and 4,165,827 and 4,353,161 for the years ended June 30, 1996 and 1995, respectively. Common Stock Equivalents in the aggregate do not dilute earnings per share by more than 3%. Therefore, no change in fully diluted shares is presented.

ISSUANCE OF STOCK FOR SERVICES - Common stock issued as compensation for services rendered as authorized by the past QLS Board of Directors, is recognized in the accompanying financial statements at the estimated fair market value as determined by good faith estimates of the Board of Directors of the Company.

INVENTORY - Inventory is recorded at the lower of cost or market. Cost is determined using the weighted average method for all inventories.

FAIR VALUES - The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


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

Our report issued on August 28, 1996, for the year ended June 30, 1996 has been revised. Due to a posting error, revenues and selling, general, administrative expenses changed for the year ended June 30, 1996 from $583,396 and $1,442,540 to $674,597 and $1,553,741. There is no effect on net income for the period.

NOTE 2 - DISCONTINUED OPERATIONS

On June 30, 1994 the Company entered into an agreement with two individuals who are shareholders of the Company for the sale of W.T. Young Construction Company and Young Trucking, Inc. In past years, these two individuals were responsible for the operations of these two segments of the Company. The agreement called for the sale of the common stock of both subsidiaries for the purchase price of $2,000,000. Upon execution of the agreement $200,000 was paid to the Company and the individuals have executed a five year note in the amount of $1,800,000 with a stated interest rate of 3.6% per annum. The

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


note is payable at the rate of $150,000 each year plus interest on July 10, 1995 and 1996, and $200,000 each year plus interest on July 10, 1997 and 1998. The balance of the note plus accrued interest is due and payable on July 10, 1999. The note is guaranteed by W.T. Young Construction Company, and collateralized by a pledge of the common stock of W.T. Young Construction Company and approximately 471,343 shares of Costa Rica International, Inc. common stock owned by the individuals. Said note shall be subordinated only where required for bonding. The Company entered into a settlement agreement as payment for the note. Reference Note 10, Related Party Transactions for discussion of this settlement agreement.

NOTE 3 - NOTES RECEIVABLE

Notes receivable at September 30, 1996 are detailed as follows:

                                                       1996
                                                     --------
  Commercial                                         $235,240
                                                     --------
     Notes Receivable                                $235,240
                                                     --------
                                                     --------


NOTE 4 - ACCOUNTS AND CONTRACTS RECEIVABLE

Short term accounts receivable at September 30, 1996 are detailed as follows:

                                                        1996
                                                     ----------
  Commercial                                         $5,818,935
  Officers and employees                                 40,131
  Trade accounts receivable                             148,837
                                                     ----------
                                                      6,007,903

  Less: Allowance for Bad Debts                        (147,723)
                                                     ----------

  Accounts Receivable - Net                          $5,860,180
                                                     ----------
                                                     ----------


NOTE 5 - INVENTORIES

Inventories at September 30, 1996 are detailed as follows:

                                                        1996
                                                     ----------
  Finished products                                  $2,181,158

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


  Production poultry                                  3,228,828
  Materials and supplies                              1,397,694
  Raw materials                                         788,396
  In-transit                                            111,668
  Others                                                    833
                                                     ----------
                                                      7,708,577
  Allowance of renewal of production poultry           (420,298)
                                                     ----------
    Inventories                                      $7,288,279
                                                     ----------
                                                     ----------


NOTE 6 - PREPAID EXPENSES

Prepaid expenses at September 30, 1996 are detailed as follows:

                                                         1996
                                                       --------
  Prepaid insurance                                    $ 62,598
  Prepaid interest                                       14,833
  Vehicles rights and taxes                               6,869
  Prepaid rent                                           62,020
  Others                                                 11,880
                                                       --------

      Prepaid Expenses                                 $158,200
                                                       --------
                                                       --------



NOTE 7 - INVESTMENTS - HELD TO MATURITY

Long term investments at cost September 30, 1996 are detailed as follows:


                                                          1996
                                                       ----------
  Industrial de Oleaginosas Americanas S.A.            $  936,680
  Lineas Aereas Costarricense, S.A.                         1,263
  Club Campestre Espanol                                    2,173
  Hotel Fiesta de Playa Shares                             33,557
  Officers and employees                                   11,789
  Others                                                  135,950
                                                       ----------

      Long Term Investments                            $1,121,412
                                                       ----------
                                                       ----------

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 1996 is summarized as follows:

                                                         1996
                                                      -----------
  Land                                                $ 6,456,246
  Machinery                                             7,977,361
  Furniture and equipment                                 656,896
  Computer equipment                                      617,737
  Hand tools                                               58,945
  Other equipment                                       1,309,321
  Vehicles                                              2,508,997
  Water wells                                              93,877
  Advertising signs and display                           730,887
  Miscellaneous farm equipment                          1,151,821
  Buildings                                            24,737,806
                                                      -----------
                                                       46,299,894

  Less:  Allowance for Bad Debts                       (6,335,229)
                                                      -----------

  Accounts Receivable - Net                           $39,964,665
                                                      -----------
                                                      -----------


NOTE 9 - OTHER ASSETS

Other assets at September 30, 1996 are detailed as follows:

                                                          1996
                                                        --------
  Deposit - Insurance Trust for leased vehicles         $235,948
  Other Assets                                           139,238
                                                        --------
       Other Assets                                     $375,186
                                                        --------
                                                        --------

Pursuant to the terms negotiated in the Company's operating lease agreements, the Company has established a self-insurance program to cover damage to vehicles under lease. For each lease entered into, the Company establishes a trust account at the inception of the lease. After the

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


first six months of the lease term, the Company makes monthly payments to the trust for the remainder of the lease term. In the event of accidents or major repairs to vehicles under the lease, the Company submits requests for reimbursement, less a deductible, from the trust account. The life of each trust is for the life of the respective lease. At the end of the lease term, the Company is entitled to all remaining funds in the trust. The Company has three trusts established at September 30, 1996, and no claims to date have been filed. The balance of the self-insurance trust accounts were $235,948 and $81,173 at September 30, 1996 and 1995, respectively. (Reference also
Note 11)

NOTE 10 - RELATED PARTY

A) Operations of current management as CRI, the Company periodically executes transactions with the shareholders and other individuals and entities who are affiliated. These transactions include loans, sale of poultry products and purchase of other supplies. At September 30, 1996, the following amounts were due to the Company:

                                                         1996
                                                        -------
Accounts Receivable                                     $ 9,073
Notes Receivable                                        $78,809

THE FOLLOWING ACTIVITIES RELATE TO PERIODS AS OF AND PRIOR TO AUGUST 5, 1996, DATE OF SHAREHOLDER APPROVAL, UNDER DIRECTION OF PAST MANAGEMENT OF THE
COMPANY.:

B) Operations of past management - Ram Financial Consultants, Inc. is a company controlled by an officer of the Company all of the year ended June 30, 1994, but was transferred out of the officer's control during the year ended June 30, 1995. During the year ended June 30, 1995, the Company made payments to RFC in the amount of $25,474. Interest has been accrued at 10%APR in the amount of $1,925. The total balance of $27,399 is treated as an unsecured loan to RFC and is to be paid back over the next twelve months to the Company. During the year ended June 30, 1996, credit was given for services provided and the amount is deemed paid in full as of the fiscal year end.

C) Operations of past management - during the year ended June 30, 1995, the responsibility for completion of advertising on behalf of the Company was transferred to InterCoast Financial Corporation due to the death of

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


the individual previously contracted to complete the contract. The Company currently has recorded prepaid advertising of $174,348 and $290,046 as of June 30, 1996 and 1995, respectively. InterCoast Financial, Inc. is a company owned by the children of officers and directors of the Company, but controlled by an officer of the Company. During the year ended June 30, 1996, the Company was extensively revising its courses and curriculum to meet further accreditation requirements. Due to this revision process, limited action was taken for advertising. Therefore, $111,317 was repaid to the Company for use with operations during the year ended June 30, 1996. Advertising is anticipated by Management to be used in the near future for promotion of courses and laboratory experiment videos currently in development.

D) Operations of past management - American Aerospace & Technologies (AAT) is a company established to operate as an FAA Repair Station that is controlled by an officer and director of the Company. During the fiscal year ended June 30, 1994, AAT operated as MTW Aerospace and was not a related party. AAT leases space from the Company on a sub-lease arrangement. The current lease is from March 1, 1995 to February 28, 1997 with annual rent payable at $19,800 per year. AAT currently owes the Company for accrued rent and allocated charges for utilities the amounts of $42,749 and $22,311 as of June 30, 1996 and 1995, respectively. Accrued interest on the amounts due is $4,794 and $1,255 as of June 30, 1996 and 1995, respectively.

E) Operations of past management, effective March 25, 1996, the Company entered into a General Release and Compromise Settlement Agreement with shareholders who purchased the construction and trucking subsidiaries. The Agreement specified the settlement of the $1,720,000 note receivable from the shareholders relating to the purchase. The settlement resulted in the shareholders transferring cash and common stock of the Company with a combined valuation of $1,400,000 to the Company and accordingly, a loss was recorded in the amount of $320,000. The terms of the settlement are as follows:

(1) The shareholders agree to pay to the Company or its designees the sum of $800,000. This payment was received prior to June 30, 1996.

(2) Concurrent with the payment described in item (a), the shareholders agree to endorse and deliver 460,000 shares of common stock of the Company to a third person as the Company may require. This stock was transferred to the such third person on July 18, 1996 as specified by the

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


Company.  See below for disposition of these shares.

(3) The parties also agreed to the following division of proceeds, if any, that may result from a lawsuit currently pending in the 347th Judicial District Court of Nueses County, Texas. The following is the priority order of payment:

     (a) The shareholders are to reimbursed for expenses incurred by the parties' attorneys which currently amounts to approximately $154,015.
     (b) The shareholders are to be reimbursed for attorney fees advanced by the shareholders which currently amounts to approximately $91,111.
     (c) Up to the next $600,000 in proceeds will be divided equally between the Company and the shareholders.
     (d) Up to the next $1.26 million in proceeds will be advanced to the shareholders as payment on the assignment.
     (e) Any remaining proceeds shall be divided equally between the Company and the shareholders.

The Compromise Settlement Agreement entered into on March 25, 1996, for the settlement of the note due to the Company from the sale of the Texas subsidiaries required 460,000 common shares of the Company be delivered to the Company or a third party as specified by the Company.

F) Operations of past management during the transition period, on July 18, 1996, the 460,000 shares specified in the agreement were delivered directly to a third party purchasing those shares for an amount of $600,000. The funds resulting from the sale were deposited for the benefit of InterCoast Financial, Inc. The repayment of these funds is currently being disputed by past management.

G) Operations of past management during transition period, on June 30, 1996, the Company loaned $50,000 to Aero Costa Rica and during the interim period for the three months ended September 30, 1996, the Company made payments on behalf of Aero Costa Rica which totalled $324,835. Aero Costa Rica and Corporation Pipasa have some common ownership. Current management of the Company deems this amount due as transferred to InterCoast Financial, Inc. as part of the divesting of past operations pursuant to the agreement and plan of reorganization dated April 30, 1996, being that these transfers were initiated by the past President of

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


the Company. The repayment of these funds is currently being disputed by past management.

    A dispute has developed with regard to the proper entity which owes the obligations and the amount of those obligations in the transactions involving the funds from Intercoast Financial, Inc. and the advances to Aero Costa Rica by the past management of the Company. Current management of the Company maintains that the rights of the Company for this joint venture and the debt of Aero Costa Rica were transferred to Intercoast Financial, Inc. pursuant to the agreement and plan of reorganization dated April 30, 1996 and were a part of the divesting of past operations pursuant to that agreement, since these transfers were executed by the past President of the Company, Mr. Isenhour.
It is the position of Mr. Isenhour that he is to be repaid by either Aero Costa Rica or the Company for the advances.

H) Operations of past management, on July 2, 1995 the Company entered into an agreement with SeaCoast Electric, Inc.(SCE) for management services. SCE is owned, in part, by children of officers and directors of the Company. The agreement calls for SCE to provide management, in the form of Chief Executive Officer and Chief Financial Officer, for all operations of all Company subsidiaries. In exchange, the Company shall pay SCE the sum of $150,000 for management services for each fiscal year (July thru June). In addition, Cambridge Academy, a subsidiary of the Company, shall pay one individual an annual salary of $50,000 for her work as Director of Education. Any unpaid salary shall be eligible for the calculation of warrants to be issued. SCE agrees to take their fees as the Company's and its subsidiaries' funds allow so as not to jeopardize the operations. In the event that at the end of the fiscal year SCE has not taken its entire fee, the Company shall issue a warrant for stock, with registration rights paid for by the Company, at the strike price of $0.10 per share. The number of shares shall be determined by the remaining unpaid management fee. No warrants were due or issued for the year ended June 30, 1996. This agreement with SeaCoast Electric, Inc. has been divested pursuant to the Agreement and Plan of Reorganization dated April 30, 1996.

NOTE 11 - OPERATING LEASES

The Company periodically enters into operating leases for vehicles and cooling equipment. At the end of lease terms, the Company has the option to return the equipment or negotiate for the purchase of the equipment. Under the terms of the leases, the Company is required to maintain a self-insurance trust with the lessor bank. An initial deposit must be made with the bank at the inception of the lease to set up the self-insurance trust. After the first six months of the lease, the Company must begin making monthly payments to the trust for the remainder of the lease term. (Reference also Note 9)

Future minimum lease payments required for the period ended September 30:

                                1997        $ 307,734
                                1998          161,829
                                1999              -0-
                                2000              -0-
                                2001              -0-

Rental expense amounted to $885,777 and $281,691 for the years ended

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


September 30, 1996 and 1995, respectively.

NOTE 12 - BANK OVERDRAFT

Bank overdraft for $70,113 as of September 30, 1996 was duly authorized by the banks.

NOTE 13 - NOTES PAYABLE

Short term notes payable at September 30, 1996 are detailed as follows:

                                                                 1996
                                                              ----------
  Certificates of deposit                                     $3,585,133
  Banks                                                        6,183,124
  Other                                                           80,745
                                                              ----------

      Short Term Notes Payable                                $9,849,002
                                                              ----------
                                                              ----------

Long term notes payable at September 30, 1996 are detailed as follows:

                                                                 1996
                                                              ----------
  Certificates of deposit                                     $    3,739
  Banks                                                        3,997,078
  Other                                                           71,122
                                                              ----------
      Long Term Notes Payable                                 $4,071,939
                                                              ----------
                                                              ----------

Land and buildings, machinery and equipment, and vehicles are pledged as guarantee of notes to banks.

Long term notes due to banks and others will mature in the following periods ending September 30:

         1998                                                    944,131
         1999                                                  2,392,079
         2000                                                    424,599

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)



         2001 and over                                           311,130
                                                              ----------

                                                              $4,071,939
                                                              ----------
                                                              ----------

As of September 30, 1996, long term notes bear an annual interest of 11.50%, 23.00%, 24.60%, 26.50%, 28.00%, 28.50%, 35.00%, 35.10%, 36.25%, and 37.50%
(long term notes U.S$ 8.00%, 9.75% and 10.75%).


NOTE 14 - ACCOUNTS PAYABLE

Accounts payable at September 30, 1996 are detailed as follows:

                                                                 1996
                                                              ----------
  Suppliers                                                   $3,000,138
  Payroll withholdings and taxes                                 537,481
  Other                                                           36,836
                                                              ----------

      Accounts Payable                                        $3,574,455
                                                              ----------
                                                              ----------


NOTE 15 - OTHER INCOME

Other income for the three months ended September 30, 1996 and for the years ended June 30, 1996 and 1995 is detailed as follows:

                               Sept 30,     June 30,    June 30,
                                 1996        1996         1995
                               --------     -------     --------
  Interest                     $148,388     $47,389     $85,155
  Exchange differences           66,074         -0-         -0-
  Investment income               8,222         -0-         -0-
  Gain on disposal of
    operational assets            1,402         -0-         -0-
  Sales of scrap                    -0-         -0-         -0-
  Other                           8,667         -0-      13,099
                               --------     -------     --------

               COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND
                           JUNE 30, 1996 AND 1995
                                (CONTINUED)


      Other Income             $232,753     $47,389     $ 98,254
                               --------     -------     --------
                               --------     -------     --------


NOTE 16 - OTHER EXPENSE

Other expense for the three months ended September 30, 1996 and for the years ended June 30, 1996 and 1995 is detailed as follows:

                               Sept 30,     June 30,    June 30,
                                 1996        1996         1995
                               --------     -------     --------
  Interest                     $391,866      $2,756     $13,063
  Exchange differences           70,009         -0-         -0-
  Other                             -0-         -0-         -0-
                               --------     -------     -------

      Other Income             $461,875      $2,756     $13,063
                               --------     -------     -------
                               --------     -------     -------


NOTE 17 - INCOME TAXES

During the fourth quarter of fiscal 1992, the Company changed its method of accounting for income taxes from the deferred method to the asset and liability method (See Note 1).

Income tax (expense) benefits attributed to continuing operations in the accompanying consolidated statements of operations are made up of the following components:

                                          Sept 30,    June 30,    June 30,
                                           1996         1996       1995
                                         ----------  ---------   ---------
Current                                  $(184,103)  $     -0-   $     -0-
Deferred                                       -0-    (112,711)   (165,499)
Adjustment of valuation allowance              -0-     112,711     165,499
                                         ---------   ---------   ---------

Total income tax benefit (expense)       $(184,103)  $     -0-   $     -0-
                                         ---------   ---------   ---------
                                         ---------   ---------   ---------

                    COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996 AND
                               JUNE 30, 1996 AND 1995
                                     (CONTINUED)

At September 30, 1996 and June 30, 1996 and 1995, the Company had net operating loss carryforwards of approximately $1,363,538, $1,363,538 and $1,250,954 for income tax purposes available to offset future taxable income through 2011 and 2010, respectively.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

 (a) Under Costa Rican law, employees not dismissed for misconduct or leaving of their own accord are entitled to severance pay equal to one month's salary of each year of continuous service, up to a maximum of eight months salary. Also, employees that retire under the Costa Rican Social Security System are entitled to the same benefit. It is the Company's policy to accumulate a portion of this contingent liability.

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

 (b) During 1995, the Caja Costarricense del Seguro Social, made an inspection of the accounting records of the subsidiary and determined a difference in the employee Social Security Statutory contribution for the amount of $25,724. Corporacion Pipasa, S.A. made petition to revoke the resolution with appeal to Superior Court in case of rejection. The amount has not been registered on the books.

 (c) The income tax declarations of the subsidiary for the 1993 and 1994 periods were the object of a tax transfer for the amounts of $43,922 and $146,479 respectively. The transfer for the 1993 period was impugned while the transfer for 1994 is in the process of impugnation. The transfers for these two periods have not been recorded on the books, waiting for the correspondent resolutions.

THE FOLLOWING ACTIVITIES RELATE TO PERIODS AS OF AND PRIOR TO AUGUST 5, 1996, DATE OF SHAREHOLDER APPROVAL, UNDER DIRECTION OF PAST MANAGEMENT OF THE
COMPANY.:

                    COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996 AND
                               JUNE 30, 1996 AND 1995
                                     (CONTINUED)

 (d) For the years ended June 30, 1996 and 1995, rental expense amounted to $58,828 and $95,238, respectively. This included office space and office equipment.

Operations of past management - prior to the commencement of its office lease, the Company issued 25,000 shares of its common stock to the landlord of its corporate offices for debt owed. The landlord is to sell the shares at a rate of no more than 2,000 shares per day to satisfy the debt. This stock was issued April 5, 1994. If the sale of the 25,000 shares of common stock yields net proceeds of less than the aforesaid debt of $45,598, then the deficiency immediately becomes due and payable within five days of notice. Management did not receive confirmation of the monies collected from the sale of the common stock as of the issuance of the June 30, 1994 report. The lessor sold 14,000 shares for $25,182 and applied it to the amount due. The lessor still holds 11,000 shares which are to be sold at some future date. In addition, the Company is currently paying a discounted rent amount. If the Company does not exercise its option to purchase the building prior to 30 days before the expiration of the lease, April 30, 1995, then the rent shortfall between the discounted rent and the actual rent of $24,695 will become due and payable.

Operations of past management - the lease described in the above paragraph has expired and the Company is in default of the terms of the lease due to failure to exercise the option to purchase the building and failure to maintain insurance on the facility. The Company is in negotiation with the lessor for settlement of the lease. Any liabilities arising out of this relationship are now the responsibility of InterCoast Financial, Inc. pursuant to the agreement and plan of reorganization dated April 30, 1996.

 (e) Operations of past management - as of June 30, 1996 and June 30, 1995, the Company has no insurance on the building it occupies or the contents of the building. This represents a serious contingent loss potential. All assets and files of the Company and its affiliated companies are located in the facility. Total destruction of the facility due to fire or natural disaster would seriously impair the Companies' current operations as it has limited funds to allow for replacement of equipment or reconstruction of files. As of September 30, 1996, this is no longer a contingency as these operations have been divested pursuant to the agreement and plan of reorganization dated April 30, 1996.

 (f) Operations of past management, prior to the merger of Cambridge

                    COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996 AND
                               JUNE 30, 1996 AND 1995
                                     (CONTINUED)

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

NOTE 19 - STOCK WARRANTS

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

NOTE 20 - CHANGES IN SECURITIES

On January 21, 1993, the Registrant filed a registration statement under cover of Form S-8 to register a total of 400,000 common shares pursuant to a consultant and services Compensation Plan.

During the year ended June 30, 1996, the Company cancelled 118,333 shares of common stock that were receivable from the CCS settlement.

                    COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996 AND
                               JUNE 30, 1996 AND 1995
                                     (CONTINUED)

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

During the period ended September 30, 1996 the Company cancelled 116,869 of its common shares as an adjustment to the original acquisition of its video production subsidiary. This subsidiary has been divested pursuant with the April 30, 1996 agreement and plan of reorganization.

During the three month period ended September 30, 1996, the Company issued 15,573,571 shares and cancelled 50,000 shares pursuant to the agreement and plan of reorganization dated April 30, 1996 and closed August 5, 1996. Reference Note 21.

NOTE 21 - AGREEMENT AND PLAN OF REORGANIZATION

Pursuant to the agreement and plan of reorganization executed on April 30, 1996 with a closing date of August 5, 1996, the Company completed its acquisition of Corporation Pipasa, S.A. Corporation Pipasa, S.A. is a corporation domiciled in the country of Costa Rica with principal operations being in Costa Rica. The main line of the business is the production and marketing of poultry products. Simultaneous with the acquisition of Corporation Pipasa, S.A., the Company divested all other subsidiaries and activities as discussed in Note 1 above.

The business combination of Corporation Pipasa, S.A. is being accounted for using the purchase method of accounting. The results of operations of the acquired company from August 5, 1996, the closing date, to September 30, 1996 are included in the reported results of operations of the acquiring company. The Company issued 15,373,571 shares of its common stock for approximately 59% of Corporation Pipasa, S.A. The 15,373,571 shares represents approximately 79% of the issued and outstanding shares of the Company as of September 30, 1996. The transaction was valued at $29,687,898 based on the market closing price of $1.9063 at August 5, 1996, the closing date. The transaction resulted in goodwill of $971,835 which will be amortized over 40 years. Amortization expense of goodwill for the period ended September 30, 1996 amounted to $4,049.

The following supplemental information is being provided for the immediately preceding periods as though the companies had combined at the beginning of the period. The schedule reflects twelve months operations

                    COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996 AND
                               JUNE 30, 1996 AND 1995
                                     (CONTINUED)

of the Company as of June 30, 1996 and 1995 and twelve months operations of Corporation Pipasa, S.A. as of September 30, 1996 and 1995, respectively, for comparative purposes:

                                           Year Ended June 30,
                                         1996               1995
                                     ------------      ------------
Revenues                             $ 62,258,550      $ 57,844,324

Income from Continuing Operations
       before taxes                  $  2,377,359      $  3,169,434

Net Income                           $  2,147,552      $  2,938,816

Net Income per common share                 $0.52             $0.68

Weighted Average Shares                 4,165,827         4,353,161



NOTE 22 - BUSINESS ENVIRONMENT

The Company and its subsidiaries operate in various industries, each of which are subject to certain economic changes. The active companies, until completion of the plan of reorganization in August 1996, were based in Florida and provide educational services to broad market areas. These companies operated as an accredited home study school at the high school level, a medical seminars and publication company, and a video production company serving the training and product introduction niche. After August 5, 1996, at completion of the plan of reorganization, the Company is being based in Florida with its only subsidiary being a Costa Rican company with principle operations in Costa Rica consisting of poultry development, production and sales.

NOTE 23 - MONETARY UNIT

The monetary unit of the Republic of Costa Rica is the colon (CENTS).

The Central Bank of Costa Rica has the legal right to establish and regulate other foreign exchange markets. At the present time the interbank exchange rate published by the Central Bank is used for liquidating exports, imports, and other financial transactions.

                    COSTA RICA INTERNATIONAL, INC. & SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996 AND
                               JUNE 30, 1996 AND 1995
                                     (CONTINUED)

After March 2, 1992 the Central Bank of Costa Rica freed the exchange rate and any transaction for the purchase or sale of foreign currency can be conducted at any bank of the National Banking System. The banks participate in the foreign exchange rate, which is published daily.

U.S. dollar denominated assets and liabilities are recorded at the interbank exchange rate.

At September 30, 1996, the interbank exchange rate was CENTS 213.94 and CENTS 213.52 (CENTS 187.62 and CENTS 186.61 at September 30, 1995) for selling and buying U.S. $1.00 respectively.

NOTE 24 - TRANSLATION OF THE FINANCIAL STATEMENTS

The financial statements of Corporacion PIPASA, S.A. as of September 30, 1996, were translated from Costa Rican colones to U.S. dollars for inclusion in these consolidated financial statements. The generally accepted accounting principles require the translation of the monetary assets and liabilities at the exchange rate in effect at the date of such financial statements, whereas the non-monetary assets and liabilities are translated at the historical rate. Income and expenses are translated at the average exchange rate of the year. Translation gains or losses are included in Stockholders' Equity.

                          CORPORACION PIPASA, S.A.

                            FINANCIAL STATEMENTS

                     AS OF SEPTEMBER 30, 1996 AND 1995
                          AND FOR THE YEARS ENDED
                        SEPTEMBER 30, 1996 AND 1995

                          CORPORACION PIPASA, S.A.

                     INDEX TO THE FINANCIAL STATEMENTS


                                                               Page
                                                            ----------
Report of Independent Certified Public Accountants .......      F-1

Balance Sheets a September 30, 1996 and 1995 .............   F-2 - F-3

Statements of Operations for the years ended
    September 30, 1996 and 1995 ..........................      F-4

Statements of Stockholders' Equity for years ended
    September 30, 1996 and 1995 ..........................   F-5 - F-6

Statements of Cash Flows for the years ended
    September 30, 1996 and 1995 ..........................      F-7

Notes to the Financial Statements ........................   F-8 - F-18




Schedules:

I -   Schedule of Amounts Receivable from Related
       Parties at September 30, 1996 and 1995 ............      F-19

II -  Schedule of Property, Plant and Equipment at
       September 30, 1996 ................................      F-20

III-  Schedule of Property, Plant and Equipment at
       September 30, 1995 ................................      F-21

IV -  Schedule of Accumulated Depreciation of Property,
       Plant and Equipment at September 30, 1996 .........      F-22

V -   Schedule of Accumulated Depreciation of Property,
       Plant and Equipment at September 30, 1995 .........      F-23

VI -  Schedule of Short-Term Borrowings at September 30,
       1996 and 1995 .....................................      F-24



Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is given in the financial statements, including the notes thereto.

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors of Corporacion Pipasa, S.A.

We have audited the balance sheets of Corporacion Pipasa, S.A. as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporacion Pipasa, S.A. at September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

T. Alan Walls, CPA, P.C.
Johnson City, Tennessee

December 18, 1996

                          CORPORACION PIPASA, S.A.
                               BALANCE SHEET
                        September 30, 1996 and 1995


    ASSETS
                                                    1996           1995
                                                -----------     -----------
Current Assets:
  Cash and cash equivalents                     $ 5,259,457     $ 2,042,399
  Investments - available for sale                   26,419             -0-
  Notes receivable (Note 3)                         235,240         112,879
  Accounts receivable, net (Note 4)               5,860,180       4,222,544
  Inventories, net (Note 5)                       7,288,279       5,984,909
  Due from related parties (Note 20)                 90,535         210,996
  Prepaid expenses (Note 6)                         158,200         152,289
                                                -----------     -----------
      Total current assets                       18,918,310      12,726,016
                                                                        -0-
  Long term notes receivable                         52,855
  Investments - held to maturity (Note 7)         1,121,412       1,524,023
  Property, plant & equipment, net (Note 8)      28,790,990      28,754,560
  Forestry rights                                   748,304         657,961
  Copyrights, trademarks, goodwill, net              90,421         151,410
  Guarantee deposits                                115,385         145,872
  Other assets (Note 16)                            263,049          89,979
  Due from related parties (Note 20)                 78,809       1,850,433
                                                -----------     -----------

      Total Assets                              $50,179,535     $45,900,254
                                                -----------     -----------
                                                -----------     -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdrafts (Note 9)                           70,113             -0-
  Notes payable (Note 10)                         9,849,002       9,159,313
  Accounts payables (Note 11)                     3,542,289       3,682,199
  Allowance for Christmas bonus                     467,407         371,800
  Allowance for severance pay (Note 12)              95,638          63,858
  Accrued expenses                                  790,793         653,022
  Estimated income tax                                  -0-          87,005
                                                -----------     -----------
    Total current liabilities                    14,815,242      14,017,197

Long term liabilities:
  Long term accounts payable                            -0-          14,480
  Long term notes payable (Note 10)               4,071,939       2,383,500
                                                -----------     -----------

    Total long term liabilities                   4,071,939       2,397,980
                                                -----------     -----------

      Total liabilities                          18,887,181      16,415,177




              See accompanying notes to the financial statements.

                          CORPORACION PIPASA, S.A.
                               BALANCE SHEET
                         September 30, 1996 and 1995
                                (Continued)



                                                    1996           1995
                                                -----------    ------------
Stockholders' equity:

Preferred nominal shares class "c" 186,431
  shares issued which bear a fixed dividend
  of 10% per year of a par value of $6.18
  each (Note 21, 22)                              1,151,491       1,151,491

Preferred nominal shares class "c" 131,400
  shares issued, which bear an annual
  dividend equal to the interbank rate
  published by the Central Bank of Costa
  Rica, revisable and adjustable every month,
  plus two additional points, of a par value
  of $6.50 each (Note 21, 22)                       853,948         853,948

Common stock, authorized and issued
  4,550,000 shares of $5.53 at September 30,
  1996 and 2,500,000 shares of $7.11
  at September 30, 1995                          25,174,801      17,769,881

Titulos de Capital, common and nominal
  1,500,000 certificates of a par value
  of $6.64 each, which can be issued in
  certificates of six shares ($0.34 without
  the effect of the capitalization of
  assets revaluation) (Note 18, 21)                     -0-         505,511

Additional paid-in capital                            2,428             -0-
Legal reserve (Note 18)                             617,090         518,884
Foreign currency translation adjustment            (164,070)        437,498
Retained earnings (Note 18)                       3,656,666       8,247,864
                                                -----------     -----------

    Total stockholders' equity                   31,292,354      29,485,077
                                                -----------     -----------

  Total Liabilities and Stockholders' Equity    $50,179,535     $45,900,254
                                                -----------     -----------
                                                -----------     -----------



              See accompanying notes to the financial statements.

                          CORPORACION PIPASA, S.A.
                           STATEMENTS OF EARNINGS
                            For the Years Ended
                         September 30, 1996 and 1995


                                                    1996             1995
                                                ------------     -----------

Net Sales                                       $ 61,675,154     $57,396,036
Less: Cost of sales                              (45,443,958)    (40,198,185)
                                                ------------     -----------

    Gross profit                                  16,231,196      17,197,851

Operating expenses:
  Selling                                          6,406,732       6,265,603
  Export                                             179,375         143,963
  General and administrative                       4,316,806       4,916,216
                                                ------------     -----------

    Total operating expenses                      10,902,913      11,325,782
                                                ------------     -----------

Operating Profit                                   5,328,283       5,872,069

Other income (Note 14)                             1,264,916       1,224,590
Other expenses (Note 15)                          (3,359,286)     (3,255,691)
                                                ------------     -----------

  Net earnings before income taxes                 3,233,913       3,840,968

    Estimated income tax                            (229,807)       (230,618)
                                                ------------     -----------

    Net earnings                                $  3,004,106     $ 3,610,350
                                                ------------     -----------
                                                ------------     -----------

Earnings per share                              $       0.66     $      1.40
                                                ------------     -----------
                                                ------------     -----------


             See accompanying notes to the financial statements.

                            CORPORACION PIPASA, S.A.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Years Ended September 30, 1996 and 1995

                                        Capital Stock            Preferred Shares         Titulos de Capital
                                    -----------------------   ----------------------   -----------------------
                                    Number of                 Number of                Number of
                                      Shares       Amount      Shares       Amount       Shares       Amount
                                    ---------   -----------   ---------   ----------   ----------  -----------
Balance: September 30, 1994         2,500,000   $17,769,881     245,136   $1,628,717           --    $      --

Transferred from stock-
  holders' contributions for
  future capital increases                 --            --      72,695      376,722           --           --
Capitalization of retained
  earnings                                 --            --          --           --    1,500,000      505,511
Increase during the year                   --            --          --           --           --           --
Decreases during the year                  --            --          --           --           --           --
Transfer retained earnings                 --            --          --           --           --           --
Foreign currency translation               --            --          --           --           --           --
Add, net earnings                          --            --          --           --           --           --
Add, prior period adjustment               --            --          --           --           --           --
Less, dividends paid                       --            --          --           --           --           --
                                    ---------   -----------   ---------   ----------   ----------  -----------

Balance: September 30, 1995         2,500,000   $17,769,881     317,831   $2,005,439    1,500,000    $ 505,511

Capital increase with Rincon
  de los Toros, S.A.                      500         2,428          --           --           --           --
Capitalization of titulos
  de capital                           49,500       505,511          --           --   (1,500,000)    (505,511)
Foreign currency translation               --            --          --           --           --           --
Add, net earnings                          --            --          --           --           --           --
Less, dividends paid                       --            --          --           --           --           --
Stock dividend                      2,000,000     6,896,981          --           --           --           --
Prior period adjustment                    --            --          --           --           --           --
                                    ---------   -----------   ---------   ----------   ----------  -----------

Balance: September 30, 1996         4,550,000   $25,174,801     317,831   $2,005,439           --    $      --
                                    ---------   -----------   ---------   ----------   ----------  -----------
                                    ---------   -----------   ---------   ----------   ----------  -----------

             See accompanying notes to the financial statements.

                           CORPORACION PIPASA, S.A.
                      STATEMENT OF STOCKHOLDERS' EQUITY
               For the Years Ended September 30, 1996 and 1995
                                (Continued)


                                Additional                 Foreign                       Total
                                  Paid-in      Legal      Currency      Retained     Stockholders'
                                  Capital     Reserve    Translation    Earnings        Equity
                                -----------   --------   -----------   -----------   -------------
Balance: September 30, 1994       $435,091    $371,306    $  42,914    $ 6,701,554   $26,949,463

Transferred from stock-
  holders' contributions for
  future capital increases        (376,722)         --           --             --            --
Capitalization of retained
  earnings                              --          --           --       (505,511)           --
Increase during the year             3,154          --           --             --         3,154
Decreases during the year          (61,523)         --           --         (3,571)      (65,094)
Transfer from retained earnings         --     147,578           --       (147,578)           --
Foreign currency translation            --          --      394,584             --       394,584
Add, net earnings                       --          --           --      3,610,350     3,610,350
Add, prior period adjustment            --          --           --          7,216         7,216
Less, dividends paid                    --          --           --     (1,414,596)   (1,414,596)
                                  --------    --------    ---------    -----------   -----------

Balance: September 30, 1995       $     --    $518,884    $ 437,498    $ 8,247,864   $29,485,077

Capital increase with Rincon
  de los Toros, S.A.                 2,428          --           --             --         4,856
Capitalization of titulos
  de capital                            --          --           --             --            --
Transfer from retained earnings         --      98,206           --        (98,206)           --
Foreign currency translation            --          --     (601,568)            --      (601,568)
Add, net earnings                       --          --           --      3,004,106     3,004,106
Less, dividends paid                    --          --           --       (590,142)     (590,142)
Stock dividend                          --          --           --     (6,896,981)           --
Prior period adjustment                 --          --           --         (9,975)       (9,975)
                                  --------    --------    ---------    -----------   -----------

Balance: September 30, 1996       $  2,428    $617,090    $(164,070)   $ 3,656,666   $31,292,354
                                  --------    --------    ---------    -----------   -----------
                                  --------    --------    ---------    -----------   -----------

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

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


AMORTIZATION - Amortization of intangible assets which include copyrights, royalties and goodwill is provided by the straight-line method. Estimated useful lives for amortization purposes are as follows:

          Goodwill         5 - 10 years
          Royalties        5 - 10 years
          Copyrights       5 - 10 years

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


CAPITALIZED ADVERTISING COSTS - Advertising and re-launching of Company products are capitalized and amortized to expense over one year. Advertising signs are loaned to customers and remain the property of the Company. The signs are capitalized and amortized on the straight-line method over their estimated useful lives. All other forms of advertising are charged to expense as incurred. Advertising expense amounted to $445,969 and $260,534 for years ended September 30, 1996 and 1995, respectively.

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

MARKETABLE SECURITIES - Held-to-maturity securities are recorded as non-current assets and reclassified to current assets when maturity is within the next year. Available-for-sale securities are either (1) recorded as current assets because they represent an excess of available funds and, even though management has no current plans to dispose of them, it can sell them at any time at its option or
(2) classified as current and non-current based on management's plans to dispose of them. Trading securities are classified as current assets.

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


NOTE 3 - NOTES RECEIVABLE

Notes receivable at September 30, 1996 and 1995 are summarized as follows:

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)

                                        1996       1995
                                      --------   --------
Commercial                            $235,240   $112,879
                                      --------   --------
    Notes Receivable                  $235,240   $112,879
                                      --------   --------
                                      --------   --------


NOTE 4 - ACCOUNTS RECEIVABLE

Short term accounts receivable at September 30, 1996 and 1995 are detailed as follows:

                                            1996          1995
                                         ----------    ----------
Commercial                               $5,818,935    $4,040,809
Officers and employees                       40,131        51,125
Others                                      148,837       308,783
                                         ----------    ----------
                                          6,007,903     4,400,717

Allowance for doubtful accounts            (147,723)     (178,173)
                                         ----------    ----------

    Accounts Receivable                  $5,860,180    $4,222,544
                                         ----------    ----------
                                         ----------    ----------

NOTE 5 - INVENTORIES

Inventories at September 30, 1996 and 1995 are detailed as follows:

                                             1996          1995
                                         -----------    ----------
Finished products                        $ 2,181,158    $1,079,915
Production poultry                         3,228,828     3,077,024
Materials and supplies                     1,397,694     1,085,012
Raw materials                                788,396     1,125,653
In-transit                                   111,668        47,455
Others                                           833         1,262
                                         -----------    ----------
                                           7,708,577     6,416,321
Allowance for renewal
  of production poultry                     (420,298)     (431,412)
                                         -----------    ----------

    Inventories                          $ 7,288,279    $5,984,909
                                         -----------    ----------
                                         -----------    ----------

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


NOTE 6 - PREPAID EXPENSES

Prepaid expenses at September 30, 1996 and 1995 are detailed as follows:


                                           1996       1995
                                         --------   --------
Prepaid insurance                        $ 62,598   $ 57,736
Prepaid interest                           14,833     42,150
Vehicles rights and taxes                   6,869      5,528
Prepaid rent                               62,020     32,318
Others                                     11,880     14,557
                                         --------   --------

    Prepaid Expenses                     $158,200   $152,289
                                         --------   --------
                                         --------   --------


NOTE 7 - INVESTMENTS - HELD TO MATURITY

Long term investments at cost September 30, 1996 and 1995 are detailed as follows:

                                               1996          1995
                                            ----------    ----------
Cerveceria Americana, S.A. (9% ownership)   $      -0-    $1,162,064
Industrial de Oleaginosas Americanas SA        936,680           -0-
Lineas Aereas Costarricense, S.A.                1,263         1,263
Club Campestre Espanol                           2,173         2,173
Hotel Fiesta de Playa Shares                    33,557        33,557
Certificates of Deposit                         11,789        13,487
Others                                         135,950       311,479
                                            ----------    ----------

    Long Term Investments                   $1,121,412    $1,524,023
                                            ----------    ----------
                                            ----------    ----------

In June, 1996, Cerveceria Americana, S.A. proceeded to sell all its assets, with the result of this sale, it will subsequently cancel all outstanding liabilities, and then the company will be settled. In September, 1996, the Company registered the result of the settlement of this investment, without originating any losses or gains for the Company.

In September, 1996, an advance payment of $936,680 was given to Inversiones La Ribera, S.A. to buy shares from Industrial de Oleaginosas

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


Americanas, S.A.


NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 1996 and 1995 is summarized as follows:


                                               1996           1995
                                            -----------    -----------
Land                                        $ 6,129,391    $ 6,383,893
Construction in progress                        712,554      1,421,099
Buildings and installations                  14,668,901     13,607,768
Plant, machinery and equipment                7,770,158      7,679,965
Office equipment                                714,972        740,249
Vehicles                                      3,036,964      3,178,354
Computer equipment                              593,175        416,102
Other equipment                               1,288,911      1,226,844
Hand tools                                       56,138         51,782
Water wells                                      87,756         87,496
Advertising signs and display                   580,722        576,626
Poultry feeding equipment                       529,540         70,236
Poultry feeding and transporting
  equipment                                     116,828         72,633
Miscellaneous farm equipment                     59,711         41,287
Machinery in-transit                              6,065         53,020
                                            -----------    -----------
                                             36,351,786     35,607,354

  Less, accumulated depreciation             (7,560,796)    (6,852,794)
                                            -----------    -----------

    Property, Plant & Equipment - Net       $28,790,990    $28,754,560
                                            -----------    -----------
                                            -----------    -----------


NOTE 9 - BANK OVERDRAFT

Bank overdraft for $70,113 as of September 30, 1996 was duly authorized by the banks.

NOTE 10 - NOTES PAYABLE

Long-term notes payable at September 30, 1996 and 1995 are detailed as follows:

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)

                                               1996           1995
                                            -----------    -----------
Certificates of Deposit                     $    3,739     $  201,338
Banks                                        3,997,078      2,139,213
Other                                           71,122         42,949
                                            -----------    -----------
    Long-Term Notes Payable                 $4,071,939     $2,383,500
                                            -----------    -----------
                                            -----------    -----------

Land and buildings, machinery and equipment, and vehicles are pledged as guarantee of notes to banks.

Long-term notes due to banks and others will mature in the following periods ending September 30:

                        1998                          944,131
                        1999                        2,392,079
                        2000                          424,599
                        2001 and over                 311,130
                                                   ----------
                                                   $4,071,939
                                                   ----------
                                                   ----------

Short-term notes payable at September 30, 1996 and 1995 are detailed as follows:

                                               1996            1995
                                            ----------      ----------
Certificates of Deposit                     $3,585,133      $3,274,901
Banks                                        6,183,124       5,790,122
Other                                           80,745          94,290
                                            ----------      ----------

    Short-Term Notes Payable                $9,849,002      $9,159,313
                                            ----------      ----------
                                            ----------      ----------

As of September 30, 1996 long term notes bear an annual interest of 23.00%, 24.60%, 26.50%, 28.00%, 28.50%, ll.50%, 35.00%, 35.10%, 36.25%, and 37.50%
(long term notes U.S.$ 8.00%, 9.75% and 10.75%).

As of September 30, 1995 long term notes bear an annual interest of 23.93%, 30.50%, 31.25%, 35.10%, 35.50%, 35.49%, 36.00%, 37.50%, 38.00%, 39.00%, and
40.00%.

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


NOTE 11 - ACCOUNTS PAYABLE

Accounts payable at September 30, 1996 and 1995 are detailed as follows:


                                               1996            1995
                                            ----------      ----------
Suppliers                                   $3,000,138      $3,167,484
Payroll withholdings and taxes                 537,481         477,669
Other                                            4,670          37,046
                                            ----------      ----------

    Accounts Payable                        $3,542,289      $3,682,199
                                            ----------      ----------
                                            ----------      ----------


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

NOTE 13 - PENDING LAWSUITS

As of September 30, 1994 there was a civil responsibility lawsuit arising from a court decision on a criminal charge involving a Company vehicle with bodily injuries. The plaintiff had estimated such responsibility in U.S. $99,682 but the Court had not accepted such estimate. This lawsuit was ruled in favor of the Company on the grounds of refusal of incapacity alleged by the plaintiff, for which the case was closed.

The plaintiff has introduced a new lawsuit based on identical terms, as a new process which was notified on November 1, 1995. No adjustments have been made to these financial statements for this case.

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


In 1996, this lawsuit process was ended when the parties involved arrived at an extrajudicial arrangement. The entire settlement was paid by the Company's insurance.

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


NOTE 14 - OTHER INCOME

Other income for the years ended September 30, 1996 and 1995 is detailed as follows:

                                               1996           1995
                                            ----------     ----------
Interest                                    $  588,137     $  392,519
Exchange differences                           300,193        134,147
Investment Income                               47,419         68,773
Gain on disposal of operational                103,370        112,738
 assets
Sales of scrap                                     583         49,850
Others                                         225,214        466,563
                                            ----------     ----------

   Other Income                             $1,264,916     $1,224,590
                                            ----------     ----------
                                            ----------     ----------


NOTE 15 - OTHER EXPENSES

Other expenses for the years ended September 30, 1996 and 1995 are detailed as follows:

                                               1996           1995
                                            ----------     ----------
Interest                                    $2,732,244     $2,656,509
Exchange differences                           402,810        326,992
Others                                         224,232        272,190
                                            ----------     ----------

    Other Expenses                          $3,359,286     $3,255,691
                                            ----------     ----------
                                            ----------     ----------


NOTE 16 - OTHER ASSETS

Other assets at September 30, 1996 and 1995 are detailed as follows:


                                                  1996        1995
                                                --------    --------
Deposit - Insurance Trust for leased vehicles   $235,948    $ 81,173
Other Assets                                      27,101       8,806
                                                --------    --------

    Other Assets                                $263,049    $ 89,979
                                                --------    --------
                                                --------    --------

Pursuant to the terms negotiated in the Company's operating lease agreements, the Company has established a self-insurance program to cover damage to vehicles under lease. For each lease entered into, the Company establishes a trust account at the inception of the lease. After the

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


first six months of the lease term, the Company makes monthly payments to the trust for the remainder of the lease term. In the event of accidents or major repairs to vehicles under the lease, the Company submits requests for reimbursement, less a deductible, from the trust account. The life of each trust is for the life of the respective lease. At the end of the lease term, the Company is entitled to all remaining funds in the trust. The Company has three trusts established at September 30, 1995, and no claims to date have been filed. The balance of the self-insurance trust accounts were $235,948 and $81,173 at September 30, 1996 and 1995, respectively.

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


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

Future minimum lease payments required for the period ended September 30:

          1997        $ 307,734
          1998          161,829
          1999              -0-
          2000              -0-
          2001              -0-

Rental expense amounted to $885,777 and $281,691 for the years ended September 30, 1996 and 1995, respectively.


NOTE 18 - APPROPRIATION OF RETAINED EARNINGS

The management of the Company has made current period appropriations of retained earnings at September 30, 1996 and 1995 as follows:

                                                   1996         1995
                                                ----------    --------
Titulos de Capital                              $      -0-    $505,511
Legal Reserve                                          -0-     147,578
Stock Dividend                                   6,896,981         -0-

Reference also Note 19


NOTE 19 - PRIOR PERIOD ADJUSTMENT

The retained earnings account has been adjusted to reflect the difference between accrued income taxes and actual income tax expense in the amount

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


of $2,759 at September 30, 1996. The retained earnings account has been adjusted to reflect the difference between the investment and net book value of its wholly owned subsidiary in the amount of $7,216 at September 30, 1996 and 1995.

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


NOTE 20 - RELATED PARTY

During the periods ending September 30, 1996 and 1995, the Company was a closely held entity. The Company periodically executes transactions with the shareholders and other individuals and entities who are affiliated due to common control issues. These transactions include loans, sale of poultry products and purchase of other supplies. At September 30, 1996 and 1995, the following amounts were due to the Company:

                                                 1996        1995
                                                -------   ----------
Accounts Receivable                             $90,535   $  210,996

Notes Receivable                                $78,809   $1,850,433


NOTE 21 - COMMON AND PREFERRED STOCK

The capital stock of the corporation was modified as follows:

a. Founder's nominal common shares, class "A", does not change, remaining at 2,000,000 shares issued and paid with a par value of U.S. $8.32 each (U.S. $17,769,881).

b. Class "B" issued and paid nominal common shares, 2,000,000 shares authorized and issued as a stock dividend with a valuation of U.S. $7,404,920.

c. Class "C" preferred shares, 317,831 shares authorized and issued at a valuation of U.S. $2,005,439.

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

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


amount of $505,511 was capitalized as common stock. Reference Note 18.

Under Costa Rican law, liquidation priorities are in the following order: employees, secured creditors, preferred stock shareholders and then common stock shareholders.

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


NOTE 22 - PREFERRED SHARES DIVIDEND POLICIES

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


NOTE 23 - MONETARY UNIT

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

At September 30, 1996, the interbank exchange rate was CENTS 213.94 and CENTS 213.52 (CENTS 187.62 and CENTS 186.61 at September 30, 1995) for selling and buying U.S. $1.00 respectively.

NOTE 24 - TRANSLATION OF THE FINANCIAL STATEMENTS

The financial statements of Corporacion PIPASA, S.A. as of September 30, 1996 and 1995, were translated from Costa Rican colones to U.S. dollars. The generally accepted accounting principles require the translation of

                          CORPORACION PIPASA, S.A.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND 1995
                                 (continued)


the monetary assets and liabilities at the exchange rate in effect at the date of such financial statements, whereas the non-monetary assets and liabilities are translated at the historical rate. Income and expenses are translated at the average exchange rate of the year. Translation gains or losses are included in Stockholders' Equity. For the periods ended September 30, 1996 and 1995, the procedure to translate the dividends distributed were calculated based on the historical exchange rate of the Stockholders' Equity using the FIFO Method.

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

CRI had three subsidiary corporations which included Cambridge Academy, Sentient, Inc. and Current Concept Seminars, Inc., along with a division which engaged in real estate development. As a condition of the Agreement and the underlying acquisition, the acquiror will divest itself of all operations, including the subsidiary corporations and the real estate division, by the delivery date of the common shares.

The transaction was approved by the shareholders of CRI on August 5, 1996. The transaction was consummated Septmeber 30, 1996.

                          CORPORACION PIPASA, S.A.
            SCHEDULE OF AMOUNTS RECEIVABLE FROM RELATED PARTIES
                        SEPTEMBER 30, 1996 AND 1995
                                 SCHEDULE I


                            Balance at                                 Balance at
                           September 30,                              September 30,
Related Party                  1995        Additions    Deductions        1996
-------------              -------------   ----------   -----------   -------------
Inversiones La Ribera       $1,395,805     $2,159,569   $(3,550,294)    $  5,080
Aero Costa Rica                137,858        223,877      (361,735)         -0-
Leytor                         283,547         29,888      (313,435)         -0-
Chavez Zamora                  192,272        177,819      (366,098)       3,993
Costa Rica International           -0-        111,387       (29,926)      81,461
Other                           51,947        345,154      (318,291)      78,810
                            ----------     ----------   -----------     --------

                            $2,061,429     $3,047,694   $(4,939,779)    $169,344
                            ----------     ----------   -----------     --------
                            ----------     ----------   -----------     --------

                          CORPORACION PIPASA, S.A.
                       PROPERTY, PLANT AND EQUIPMENT
                             SEPTEMBER 30, 1996
                                SCHEDULE II

                                     Balance                                                  Balance
                                  September 30,    Additions                  (A)  Other   September 30,
Classification                        1995          at Cost    Retirements      Changes        1996
--------------                    -------------   ----------   -----------    ----------   -------------
Land                               $ 6,383,893    $  249,461   $  (503,963)   $     --     $ 6,129,391
Construction in progress             1,421,099     1,276,029    (1,984,574)         --         712,554
Buildings and installations         13,607,768     1,096,188       (35,055)         --      14,668,901
Plant, machinery and equipment       8,420,214       281,692      (216,776)         --       8,485,130
Vehicles                             3,178,354       126,214      (267,604)         --       3,036,964
Advertising signs and display          576,626        53,438       (49,342)         --         580,722
Other equipment                      2,019,400       932,426      (190,759)    (22,943)      2,738,124
                                   -----------    ----------   -----------    --------     -----------

                                   $35,607,354    $4,015,448   $(3,248,073)   $(22,943)    $36,351,786
                                   -----------    ----------   -----------    --------     -----------
                                   -----------    ----------   -----------    --------     -----------

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

                                                   CORPORACION PIPASA, S.A.
                                                PROPERTY, PLANT AND EQUIPMENT
                                                      SEPTEMBER 30, 1995
                                                         SCHEDULE III

                                         Balance                                                              Balance
                                       September 30,         Additions                         Other       September 30,
Classification                             1994               at Cost     Retirements         Changes           1995
--------------                             ----               -------     -----------         -------           ----
Land                                   $ 5,967,415          $       --     $      --         $416,478       $ 6,383,893
Construction in progress                   412,712           1,008,387            --               --         1,421,099
Buildings and installations             13,568,100              39,668            --               --        13,607,768
Plant, machinery and equipment           7,592,350             944,191      (116,327)              --         8,420,214
Vehicles                                 2,826,232             884,333      (532,211)              --         3,178,354
Advertising signs and display              513,110             103,009       (39,493)              --           576,626
Other equipment                          1,590,928             656,387      (210,925)         (16,990)        2,019,400
                                       -----------          ----------     ---------         --------       -----------
                                       $32,470,847          $3,635,975     $(898,956)        $399,488       $35,607,354
                                       -----------          ----------     ---------         --------       -----------
                                       -----------          ----------     ---------         --------       -----------

                                       CORPORACION PIPASA, S.A.
                   ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                            JUNE 30, 1996
                                             SCHEDULE IV

                                                     Additions                           Other Charges
                                   Balance at        Charged to                          -------------       Balance at
                                  September 30       Costs and                        (A)          (B)      September 30,
Classification                       1995            Expenses     Retirements         Add        Deduct         1996
--------------                       ----            --------     -----------         ---        ------         ----
Buildings & installations         $1,842,108        $  190,360    $  (7,212)        $20,530     $   -0-      $2,045,786
Plant, machinery and equipment     3,036,367           450,681     (208,349)         33,547         -0-       3,312,246
Vehicles                           1,084,319           289,633     (244,083)          8,648         -0-       1,138,517
Advertising signs and display        248,821            78,951      (48,441)            -0-         -0-         279,331
Other Equipment                      641,179           229,008      (87,230)          1,959         -0-         784,916
                                  ----------        ----------    ---------         -------     -------      ----------
                                  $6,852,794        $1,238,633    $(595,315)        $64,684     $   -0-      $7,560,796
                                  ----------        ----------    ---------         -------     -------      ----------
                                  ----------        ----------    ---------         -------     -------      ----------

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

                                      CORPORACION PIPASA, S.A.
                    ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                         SEPTEMBER 30, 1995
                                              SCHEDULE V

                                                     Additions                           Other Charges
                                   Balance at       Charged to                           -------------           Balance at
                                  September 30       Costs and                        (A)           (B)         September 30,
Classification                        1994            Expenses    Retirements         Add         Deduct            1995
--------------                        ----            --------    -----------         ---         ------            ----
Buildings & installations          $1,676,028       $  166,303    $      --         $55,939      $(56,162)       $1,842,108
Plant, machinery and equipment      2,656,132          490,811     (105,920)         31,077       (35,733)        3,036,367
Vehicles                            1,178,237          345,070     (443,070)          4,082            --         1,084,319
Advertising signs and display         193,522           85,964      (30,665)             --            --           248,821
Other Equipment                       504,364          187,417      (50,497)          1,670        (1,775)          641,179
                                   ----------       ----------    ---------         -------      --------        ----------
                                   $6,208,283       $1,275,565    $(630,152)        $92,768      $(93,670)       $6,852,794
                                   ----------       ----------    ---------         -------      --------        ----------
                                   ----------       ----------    ---------         -------      --------        ----------

 (A)  Reclassification of accounts to inventory.

 (B)  Adjustments to the accounts relative to repairs of assets.

                                                   CORPORACION PIPASA, S.A.
                                                     SHORT-TERM BORROWINGS
                                                  SEPTEMBER 30, 1996 AND 1995
                                                          SCHEDULE VI

                                                                   Maximum       Average         Weighted
                                                   Weighted         Amount        Amount          Average
                                   Balance          Average      Outstanding   Outstanding       Interest
                                September 30,      Interest      During the     During the      Rate During
                                     1996            Rate          Period        Period         the Period
                                     ----            ----          ------        ------         ----------
Certificates of Deposits          $3,585,133        31.31%       $4,095,983      3,736,441        31.31%
Banks                              6,183,124        33.16%        7,227,072      5,869,635        33.16%
Other                                 80,745        25.55%          151,601         65,260        25.55%
                                  ----------
                                  $9,849,002
                                  ----------
                                  ----------

                                                                   Maximum        Average        Weighted
                                                   Weighted         Amount        Amount          Average
                                    Balance         Average      Outstanding    Outstanding      Interest
                                 September 30,     Interest      During the      During the     Rate During
                                     1995            Rate          Period         Period        the Period
                                     ----            ----          ------         ------        ----------
Certificates of Deposits          $3,274,901        32.83%       $3,618,927      $3,145,238       32.83%
Banks                              5,790,122        32.18%        6,857,890       5,190,682       28.18%
Other                                 94,290        21.48%          104,195         57,148        21.48%
                                  ----------
                                  $9,159,313
                                  ----------
                                  ----------

                              CORPORACION PIPASA, S.A.

                              SUPPLEMENTARY INFORMATION
                            SCHEDULE I THROUGH SCHEDULE VI

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COSTA RICA INTERNATIONAL, INC.



Dated:   1/13/97                       By:   /s/  Calixto Chaves Zamora
      -------------                      ----------------------------------
                                                  Calixto Chaves Zamora
                                                  Chairman


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       CHIEF FINANCIAL OFFICER


Dated:   1/13/97                       By:  /s/  Jorge M. Quesada Chaves
      -------------                      ----------------------------------
                                                 Jorge M. Quesada Chaves
                                                 Treasurer


                                       SECRETARY


Dated:   1/13/97                       By:  /s/  Monica Chaves Zamora
      -------------                      ----------------------------------
                                                 Monica Chaves Zamora
                                                 Secretary

                             INDEX TO EXHIBITS


  Exhibit                                   Page or
  Number             Description            Cross Reference
  -------            -----------            ---------------

   3-A        Articles of Incorporation *

   3-B        Articles of Merger *

   3-C        Bylaws *

  10-1        Purchase Agreement for Construction and Trucking*

  10-2        Acquisition Agreement with Corporacion Pipasa, S.A.*

  10-3        Purchase Agreement With Intercoast Financial, Inc.


*Previously Filed

-----------------