Form 10QSB
period 1996-12-31
COSTA RICA INTERNATIONAL INC
filed 1997-02-25
CIK 789881

                           SECURITIES & EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 30, 1996

                                          or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

    For the transition period from ________________ to ___________________



                              Commission File No.0-18222


                            COSTA RICA INTERNATIONAL, INC.
                -----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


          Nevada                                  87-0432572
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

Suite 301, 2525 S.W. 3rd Ave. Miami, Florida           33129
(Address of principal executive offices)            (Zip Code)


                                    (305) 365-5820
                 (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) had filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of of 1934 during the preceding 12 onths (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No  ___

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of December 31, 1996 was 19,809,396 shares.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

        Revenues of the Company for the quarter ended December 30, increased from $16.224.068 in fiscal year 1995 to $16.950.221 in fiscal year 1996, an increase of approximately 5% over the previous year. The Company experienced increased revenues in the last fiscal year over the previous year as a result of sale.

        The profit after the cost of sales is slightly low in comparison to the previous year. The reason of this is because in the year of 1996 the Company has the highest prices in row materials (corn and soy bean) and the management expects this prices to become lower.

        Management expects continued growth of revenues from its core business activities. Management is continuing to expand its market operations and to cut costs to maximize future profit potential.

        The Company recorded a net profit of $ 921.725 for quarter in fiscal year 1996, when compared to a net profit in the comparison to the 1995 year of $ 1.181.234. The Company's selling, and export expenses decreased slightly as a result of more efficient management of resources. General and administrative expenses had an extraordinary increase. The slight decrease in the net profit is due to the increase in the price of grain such as corn and soy bean and the general and administrative expenses.

Liquidity and Capital Resources

        At December 30, 1996, cash and cash equivalent was $ 738.591, as compared to $ 686.931 at December 30, 1995.

        As of December 30, 1996, the working capital ratio was 1.22 as compared to 1.14 at December 30, 1995.

        Historically, the Company has generally relied upon internally generated funds to satisfy working capital requirements. Management believes that it can continue to fund its obligations and implement the development of its business segments with available cash and internally generated cash flow. However, the company may partially rely upon external financing. The Company does not foresee a major requirement for capital in the next fiscal year. It has been the company s policy to distribute common stock dividends , up to a maximum amount of 50% of the period s income, if the cash flow allows.

PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

        No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or office of the Company i his capacity as such.

ITEM 2.       Changes in Securities.

        During 1996, the company issued a total of 2.050.000 number of shares, of which, 500 were the result of a fussion with a subsidiary company Rinc n de los Toros and 2.049.500 were the result of capitalization of Retained Earnings and T tulos de Capital.


ITEM 3.       Defaults upon Senior Securities.  None.

ITEM 4.       Submission of matters to a Vote of Security Holders.  None.

ITEM 5.       Other Information.  None.

ITEM 6.       Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this 10-QSB filing.

                          Costa Rica International
                         Consolidated Balance Sheet
                         December 31, 1996 and 1995

                                                      Corporacion
                                       Unaudited      Pipasa S.A.
                                       ---------      ----------
                                          1996            1995
                                          ----            ----
Assets

Current Assets
    Cash and Banks                    $   738,591        686,931
    Marketable Securities               2,166,314      1,371,181
    Notes Receivables                   1,518,882      2,170,279
    Accounts Receivables- Net           6,777,583      6,066,222
    Inventories - Net                   7,776,608      5,680,920
    Prepaid Expenses                       70,541        220,170
                                      -----------    -----------
    Total Current Assets               19,048,519     16,195,703
                                      -----------    -----------

Long Term Notes Receivables                44,897           -
Long Term Investment                    2,402,171      1,697,728
Property, Plant and Eq. - Net          39,926,057     28,338,490
Forestry Rights                           766,919        679,815
Copyrights, trademarks and Goodwill     1,050,411        154,691
Preoperative Expenses                     105,669           -
Guarantee Deposits                        121,697        133,545
                                      -----------    -----------
Total Assets                          $63,466,340    $47,199,972
                                      -----------    -----------
                                      -----------    -----------

Liabilities and Stockholder's Equity

Current Liabilities
    Bank Overdrafts                       654,582        865,476
    Notes Payables                     10,623,407      9,418,378
    Account Payables                    2,861,504      2,508,538
    Allowances                            296,719        230,797
    Accumulated Expenses                1,123,146      1,209,119
    Deferred Revenue                        1,537           -
                                      -----------    -----------
    Total Current Liabilities          15,560,895     14,232,308
                                      -----------    -----------

Long Term Notes Palyables               3,595,972      2,415,593
Long Term Accounts Payables                  -            59,986
                                      -----------    -----------
Total Liabilities                      19,156,867     16,707,887
                                      -----------    -----------

Stockholder's Equity

Common Stock                               19,560     17,769,881
T tulos de Capital                           -           505,511
Preferred Nominal Shares                     -         2,005,439
Additional Paid-in Capital             33,928,787           -
Legal  Reserve                               -           518,884
Foreign Currency Trans. Adj.              (26,536)       454,224
Retained Earnings                      (2,648,528)     9,238,146
                                      -----------    -----------
                                       31,223,283     30,492,085
                                      -----------    -----------

Minority Interest                      13,086,190           -
                                      -----------    -----------
Total Stockholder's Equity             44,309,473     30,492,085
                                      -----------    -----------

Total Liabilities and
    Stockholder s Equity              $63,466,340    $47,199,972
                                      -----------    -----------
                                      -----------    -----------

                          Costa Rica International
                            Statement of Earnings
            For the three months ended December 31, 1996 and 1995

                                                     Corporacion
                                      Unaudited      Pipasa S.A.
                                      ---------      -----------
                                        1996              1995


Net Sales                             $16,950,221     16,224,068
Cost of Sales                          12,783,470     11,606,190
                                      -----------     ----------
                                        4,166,751      4,617,878
                                      -----------     ----------

Operating Expenses
    Selling                             1,599,658      1,625,045
    Export                                 27,485         33,216
    General and Administrataive         1,326,505      1,085,801
                                      -----------     ----------
    Total Operating Expenses            2,953,648      2,744,062
                                      -----------     ----------

Operating Profit                        1,213,103      1,873,815

Other Income                              428,417        329,014
Other Expenses                            719,795      1,021,595

                                      -----------     ----------
Net Earnings before Income Tax        $   921,725     $1,181,234
                                      -----------     ----------
                                      -----------     ----------

                          Costa Rica International
              Consolidated Statements in Shareholder's Equity
            For the three months ended December 31, 1996 and 1995

                                    Common Stock
                              -----------------------
                                Number of              Minority    Additional   Foreign Curr.   Accumulated         Total
                                 Shares       Amount   Interest    Paid - in     Translat. Adj.    Deficit      Stock. Equity
                             ------------------------------------------------------------------------------------------------
Balance September 30,1996     19,559,396    19,560    12,665,111   33,928,787.00     -         (3,181,134.00)   43,432,324.00
  Net Income                                                                                      921,725.00       921,725.00
  Translation Adjustment                                                          (44,576.00)                      (44,576.00)
  Minority Interest Income                            439,119.00                                 (439,119.00)         -
  Minority Interest                                      -
    Translation Adjustment                               (18,040)                  18,040.00
  Consolidating Adjustement                                                                      (113,770.00)     (113,770.00)

                            -------------   ------ -------------   -------------  -----------  --------------   -------------
Balance December 31,1996    19,559,396.00   19,560 13,086,190.00   33,928,787.00  (26,536.00)     (2,698,528)      44,309,475
                            -------------   ------ -------------   -------------  -----------  --------------   -------------

Common       Preferred       Titulos de
Stock         Shares           Capital
                                                                               Foreign
                                                                                Curr.               Total
                                 Number of      Number of   Number of  Legal  Translat.  Retained   Stock.
                                  Shares        Shares       Shares    Reserve   Adj.     Earnings   Equity

Balance September 30,1995
 Corporacion Pipasa SA           2,500,000      317,831    1,500,000   518,884  437,498  8,247,865  29,485,078
  Net Income                                                                             1,181,234   1,181,234
  Foreign Currency Translation                                                   16,726                 16,726
  Dividends Distributed                                                                   (190,953)   (190,953)
Balance December 31,1995
                                --------------------------------------------------------------------------------------------------
Corporacion Pipasa SA            2,500,000       317,831   1,500,000   518,884  454,224  9,238,146  30,492,085
                                --------------------------------------------------------------------------------------------------
                                --------------------------------------------------------------------------------------------------


                           Costa Rica International
                       Consolidated Financial Statments
            For the three months ended December 31, 1996 and 1995


                                                                           Corporation
                                                            Unaudited      Pipasa S.A.
                                                            ---------      ------------
                                                              1996             1995
                                                              ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:

     Net Income for the Period                            $   921,726         1,181,234
     Adjustments to reconcile Net
     Income to Cash:
           Depreciation and amortization                      409,375           335,645
           (Increase) Decrease in:
              Accounts Receivable                            (917,403)       (1,843,678)
              Inventories                                    (488,329)          303,989
              Other Assets                                    375,186            89,979
              Prepaid Expense                                  87,659           (67,881)
              Preoperative Expense                           (105,669)             -
           (Decrease) Increase in:
              Accounts Payable                               (712,951)       (1,128,155)
              Accrued Expense                                 332,353           469,092
              Allowances                                     (266,326)         (204,861)
              Deferred Revenue                                  1,537              -

                                                          -----------       -----------
Net Cash Provided by Operating Activities                    (362,848)         (864,636)
                                                          -----------       -----------
                                                          -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:

     Sale of Property and Equipment                                              80,425
     Purchase of Property and Equipment                      (370,762)             -
     Loans to Related Party                                (1,193,171)         (473,444)
     Collection Loans Related Party                               322             2,640
     Advances on Notes Receivables                           (188,748)          (28,532)
     Collection on Notes Receivables                          140,700            11,501
     Investments                                           (3,420,654)       (1,544,886)
     Forestry Rights                                          (18,615)          (21,854)
     Copyrights and Goodwill                                    7,796            (3,281)
     Deposits                                                  (6,312)           12,327
     Translation Adjustment                                    53,095           508,590
                                                          -----------       -----------
Net Cash Provided by Investing Activities                  (4,996,349)       (1,456,514)
                                                          -----------       -----------
                                                          -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from Notes Payables                           9,729,436        (7,850,738)
     Principle Payment Notes Payables                      (8,856,162)        7,623,400
     Bank Overdrafts                                          584,469           865,476
     Translation Adjustment                                  (619,412)         (190,953)
                                                                                518,497
                                                          -----------        -----------
Net Cash Provided by Financing Activities                     838,331           965,682
                                                          -----------        -----------
                                                          -----------        -----------

     Net Increase (Decrease) in Cash                       (4,520,866)       (1,355,468)
     Cash Balance at beginning of period                    5,259,457         2,042,399
                                                          -----------        ----------
     Cash Balance at end of period                         $  738,591           686,931
                                                          -----------        -----------
                                                          -----------        -----------



                             COSTA RICA INTERNATIONAL INC.
                            Notes to Financial Statements
                              December 31, 1996 and 1995

NOTE 1 - AGREEMENT AND PLAN OF REORGANIZATION

On April 30, 1996, Corporation Pipasa, S.A. (Pipasa) entered into an Agreement and plan of Reorgainization with Quantum Learning Systems, Inc. to be known as Costa Rica International, Inc. for the acquisition of Corporacion Pipasa, S.A. by Quantum Learning Systems, Inc. to be known as Costa Rica International, Inc. (CRI).

The agreement specifies that Corporacion Pipasa, S.A. and its stockholders will exchange all of the issued and outstanding shares of Class A and Class B common stock of Pipasa for 26,147,508 shares, in the aggregate, of restricted common stock of the company, which in any case should be at least 82.4% of the issued and outstanding common shares of CRI on a fully diluted basis at the time of the delivery of such shares to the Stockholders of Pipasa, which includes currently outstanding warrants and options to issue approximately 750,000 shares. If, and to the extent that the acquiror receives less than 100% of the common stock of the acquiree, the amount of shares to be issued hereunder to the Stockholders of the acquiree shall be reduced pro-rata.

The transaction was approved by the sharesholders of the CRI on August 5, 1996 and was consummated on September 30, 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements as of December 31, 1996, include the accounts of Costa Rica International, and 59.56% owned subsidiary Corporacion Pipasa S.A. The purchase method was used for consolidating the companies. The consolidated financial statements as of December 31, 1995, include the accounts of Corporacion PIPASA, S.A. and its wholly-owed subsidiary, Rincon de los Toros, S.A. Rincon de los Toros, S.A. is an inactive Company. All significant intercompany transactions and balances have been eliminated for both quarters. Rincon de los Toros, S.A. was merged into Corporation PIPASA, S.A. during the period ended June 30, 1996, using the pooling of interests method of accounting.

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

                             COSTA RICA INTERNATIONAL INC.
                            Notes to Financial Statements
                              December 30, 1996 and 1995

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


                        COSTA RICA INTERNATIONAL, INC.


                             By:
                                   ----------------------------
                                     Calixto Chaves Zamora
                                     Chairman

Dated:  February 21, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   CHIEF FINANCIAL AND ACCOUNTING OFFICER


Dated: February 21, 1997     By : /s/
                                  -------------------------------
                                   Lic. Jorge Ml. Quesada Chaves
                                           Treasurer



                             SECRETARY

Dated: February 21, 1997     By:   /s/
                                  -----------------------------
                                     Monica Chaves Zamora
                                           Secretary