Form 10QSB/A
period 1996-12-31
COSTA RICA INTERNATIONAL INC
filed 1997-02-26
CIK 789881

                           SECURITIES & EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                  Amendment No. 1 to
                                     FORM 10-QSB/A


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

ITEM 2.       Changes in Securities.  None

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

                          Costa Rica International
                         Consolidated Balance Sheet
                         December 31, 1996 and 1995

                                                      Corporacion
                                       Unaudited      Pipasa S.A.
                                       ---------      ----------
                                          1996            1995
                                          ----            ----
Assets

Current Assets
    Cash and Banks                    $   738,591        686,931
    Marketable Securities               2,166,314      1,371,181
    Notes Receivables                   1,518,882      2,170,279
    Accounts Receivables- Net           6,777,583      6,066,222
    Inventories - Net                   7,776,608      5,680,920
    Prepaid Expenses                       70,541        220,170
                                      -----------    -----------
    Total Current Assets               19,048,519     16,195,703
                                      -----------    -----------

Long Term Notes Receivables                44,897           -
Long Term Investment                    2,402,171      1,697,728
Property, Plant and Eq. - Net          39,926,057     28,338,490
Forestry Rights                           766,919        679,815
Copyrights, trademarks and Goodwill     1,050,411        154,691
Preoperative Expenses                     105,669           -
Guarantee Deposits                        121,697        133,545
                                      -----------    -----------
Total Assets                          $63,466,340    $47,199,972
                                      -----------    -----------
                                      -----------    -----------

Liabilities and Stockholder's Equity

Current Liabilities
    Bank Overdrafts                       654,582        865,476
    Notes Payables                     10,623,407      9,418,378
    Account Payables                    2,861,504      2,508,538
    Allowances                            296,719        230,797
    Accumulated Expenses                1,123,146      1,209,119
    Deferred Revenue                        1,537           -
                                      -----------    -----------
    Total Current Liabilities          15,560,895     14,232,308
                                      -----------    -----------

Long Term Notes Palyables               3,595,972      2,415,593
Long Term Accounts Payables                  -            59,986
                                      -----------    -----------
Total Liabilities                      19,156,867     16,707,887
                                      -----------    -----------

Stockholder's Equity

Common Stock                               19,560     17,769,881
T tulos de Capital                           -           505,511
Preferred Nominal Shares                     -         2,005,439
Additional Paid-in Capital             33,928,787           -
Legal  Reserve                               -           518,884
Foreign Currency Trans. Adj.              (26,536)       454,224
Retained Earnings                      (2,698,528)     9,238,146
                                      -----------    -----------
                                       31,223,283     30,492,085
                                      -----------    -----------

Minority Interest                      13,086,190           -
                                      -----------    -----------
Total Stockholder's Equity             44,309,473     30,492,085
                                      -----------    -----------

Total Liabilities and
    Stockholder s Equity              $63,466,340    $47,199,972
                                      -----------    -----------
                                      -----------    -----------

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

                          Costa Rica International
              Consolidated Statements in Shareholder's Equity
            For the three months ended December 31, 1996 and 1995

                                    Common Stock
                              -----------------------
                                Number of              Minority    Additional   Foreign Curr.   Accumulated         Total
                                 Shares       Amount   Interest    Paid - in     Translat. Adj.    Deficit      Stock. Equity
                             ------------------------------------------------------------------------------------------------
Balance September 30,1996     19,559,396    19,560    12,665,111   33,928,787.00     -         (3,181,134.00)   43,432,324.00
  Net Income                                                                                      921,725.00       921,725.00
  Translation Adjustment                                                          (44,576.00)                      (44,576.00)
  Minority Interest Income                            439,119.00                                 (439,119.00)         -
  Minority Interest                                      -
    Translation Adjustment                               (18,040)                  18,040.00
  Consolidating Adjustement

                            -------------   ------ -------------   -------------  -----------  --------------   -------------
Balance December 31,1996    19,559,396.00   19,560 13,086,190.00   33,928,787.00  (26,536.00)   2,698,528       44,309,475
                            -------------   ------ -------------   -------------  -----------  --------------   -------------

                                 Common Stock       Preferred Shares   Titulos de Capital
                             ------------------------------------------------------------------------------------------------------
                                                                                                     Foreign
                                                                                                      Curr.                Total
                             Number of             Number of           Number of             Legal   Translat. Retained    Stock.
                               Shares     Amount     Shares    Amount    Shares    Amount   Reserve    Adj.    Earnings    Equity
                             ---------    ------   ---------   ------  ---------   ------   -------   -------  --------    ------

Balance September 30,1995
 Corporacion Pipasa SA       2,500,000  17,769,881  317,831  2,005,439  1,500,000  505,511  518,884  437,498  8,247,865  29,485,078
  Net Income                                                                                                  1,181,234   1,181,234
  Foreign Currency Translation                                                                        16,726                 16,726
  Dividends Distributed                                                                                        (190,953)   (190,953)
Balance December 31,1995
                             ------------------------------------------------------------------------------------------------------
Corporacion Pipasa SA        2,500,000  17,769,881  317,831  2,005,439  1,500,000  505,511  518,884  454,224  9,238,146  30,492,085
                             ------------------------------------------------------------------------------------------------------
                             ------------------------------------------------------------------------------------------------------


                           Costa Rica International
                       Consolidated Financial Statments
            For the three months ended December 31, 1996 and 1995


                                                                           Corporation
                                                            Unaudited      Pipasa S.A.
                                                            ---------      ------------
                                                              1996             1995
                                                              ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:

     Net Income for the Period                            $   921,726         1,181,234
     Adjustments to reconcile Net
     Income to Cash:
           Depreciation and amortization                      409,370           335,645
           (Increase) Decrease in:
              Accounts Receivable                            (917,403)       (1,843,678)
              Inventories                                    (488,329)          303,989
              Other Assets                                    375,186            89,979
              Prepaid Expense                                  87,659           (67,881)
              Preoperative Expense                           (105,669)             -
           (Decrease) Increase in:
              Accounts Payable                               (712,951)       (1,128,155)
              Accrued Expense                                 332,353           469,092
              Allowances                                     (266,326)         (204,861)
              Deferred Revenue                                  1,537              -

                                                          -----------       -----------
Net Cash Provided by Operating Activities                    (362,848)         (864,636)
                                                          -----------       -----------
                                                          -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:

     Sale of Property and Equipment                                              80,425
     Purchase of Property and Equipment                      (370,762)             -
     Loans to Related Party                                (1,193,171)         (473,444)
     Collection Loans Related Party                               322             2,640
     Advances on Notes Receivables                           (188,748)          (28,532)
     Collection on Notes Receivables                          140,700            11,501
     Investments                                           (3,420,654)       (1,544,886)
     Forestry Rights                                          (18,615)          (21,854)
     Copyrights and Goodwill                                    7,796            (3,281)
     Deposits                                                  (6,312)           12,327
     Translation Adjustment                                    53,095           508,590
                                                          -----------       -----------
Net Cash Provided by Investing Activities                  (4,996,349)       (1,456,514)
                                                          -----------       -----------
                                                          -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from Notes Payables                           9,729,436        (7,850,738)
     Principle Payment Notes Payables                      (8,856,162)        7,623,400
     Bank Overdrafts                                          584,469           865,476
     Translation Adjustment                                  (619,412)         (190,953)
                                                                                518,497
                                                          -----------        -----------
Net Cash Provided by Financing Activities                     838,331           965,682
                                                          -----------        -----------
                                                          -----------        -----------

     Net Increase (Decrease) in Cash                       (4,520,866)       (1,355,468)
     Cash Balance at beginning of period                    5,259,457         2,042,399
                                                          -----------        ----------
     Cash Balance at end of period                         $  738,591           686,931
                                                          -----------        -----------
                                                          -----------        -----------



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

      Goodwill         5 - 10 years
      Royalties        5 - 10 years
      Copyrights       5 - 10 years


CAPITALIZED ADVERTISING COSTS - New t.v. commercial of Company Products are capitalized and amortized to expense over one year. Advertising signs are loaned to customers and remain the property of the Company. The signs are capitalized and amortized on the straight-line method over their estimated useful lives. All other forms of advertising are charged to expense as incurred.

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

Dated:  February 24, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   CHIEF FINANCIAL AND ACCOUNTING OFFICER


Dated: February 24, 1997     By : /s/
                                  -------------------------------
                                   Lic. Jorge Ml. Quesada Chaves
                                           Treasurer



                             SECRETARY

Dated: February 24, 1997     By:   /s/
                                  -----------------------------
                                     Monica Chaves Zamora
                                           Secretary