Form 10QSB
period 1997-03-31
COSTA RICA INTERNATIONAL INC
filed 1997-05-28
CIK 789881

SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1997

                                          or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

    For the transition period from ____________ to ____________

                             Commission File No. 0-18222

                            COSTA RICA INTERNATIONAL, INC.
                -----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


             Nevada                                       87-0432572
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization                      Identification No.)


Suite 301, 2525 S.W. 3rd Ave., Miami, Florida                33129
  (Address of principal executive offices)                 (Zip Code)

                                 (305) 365-5820
                (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.     Yes _X_     No ___

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of March 31, 1997 was 19,809,396 shares.

PART 1 -  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          See attached financial statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          On March 5, 1997, the Company announced through a press release, that certain reports filed with the Securities and Exchange Commission, will have to be amended due to an overstatement in the assets reported due to an error when applying currency translation and purchase accounting methods. This amount is estimated to be between $20 million and $25 million. The error was detected by the registrant's new external auditors KPMG Peat Marwick. The Company, with the assistance of KPMG Peat Marwick, is reviewing the filed reports in order to correct them in the shortest period of time. Upon completion of the auditors' review, the registrant will file amendments to correct its previous filings.

          For purposes of preparing this quarterly report on Form 10-Q as of March 31, 1997, the Company has reflected balance sheet accounts as of September 30, 1996 at their previously filed unadjusted amounts. The balance sheet accounts are unaudited interim financial statements and, as of March 31, 1997, have been reflected with adjustments which management currently estimates are necessary to correct the errors identified.

          Revenues of the Company for the quarter ending March 31, 1997 increased from $15,034,877 in fiscal year 1996 to $15,722,186 in fiscal year 1997, an increase of approximately 5% over the previous year. The Company experienced an increase in revenues as a result of an increase of sales of its products in Costa Rica and exported goods to other countries.

          Sales corresponding to the six month period ending March 31, 1997 reflect an increase of 5% when compared to the six month period ending March 31, 1996. This is also due to an increase of units sold and adjustments to sales prices.

          The gross profit for the quarter and six month period ended
March 31, 1997 is lower in comparison to the previous year. This is mainly due to reduction in inventory levels which were produced at a higher cost. There was also a reduction in the cost of raw material which has not been reflected in the cost of sales. This also affects the net income before minority interests of the Company. The Company recorded a net profit of $644,724 for the second quarter in fiscal year 1997 compared to a net profit recorded in 1996 of $786,377. The six month period ended March 31, 1997 reflects an accumulated net income before minority interests of $1,547,100, a decrease of 15% when compared to the six month period ended March 31, 1996 which realized a net profit of $1,820,380.

          Export expenses increased from $30,179 during the last fiscal year comparable period to $72,175 due to company's expansion into foreign markets continuing the trend for the six month periods ending March 31 of 1997 and 1996. General and administrative expenses were higher in 1997 partially due to an increase in professional services incurred by Costa Rica International, Inc. Selling expenses were lower due to efficient management of resources. The income statements for the three and six month period ended March 31, 1996, are the result of Corporacion Pipasa, S.A.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1997, the working capital ratio was 1.22.

          Historically, the Company has generally relied upon internally generated funds to satisfy working capital requirements. Management believes that it can continue to fund its obligations and implement the development of its business segments with available cash and internally generated cash flow. However, the company may partially rely upon short term external financing for raw material purchases. The Company does not foresee a major requirement for capital in the next fiscal year. It has been the Company's policy to distribute common stock dividends during the year, up to a maximum amount of 50% of the period's income, if the cash flow allows.

FORWARD LOOKING INFORMATION

          This management discussion and analysis of financial condition and results of operations may include certain forward-looking statements, within the meaning of Section 27E of the Securities Exchange Act of 1933, as amendment, and Section 21E of the Securities Exchange Act of 1934, as amendment, including (without limitations) statements with respect to anticipated future operation and financial performance, growth and acquisition opportunity and other similar forecast and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and various of those words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or review any forward-looking statements based on occurrence of future events, the receipt of new information or otherwise.

          Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of number of risks, uncertainties and assumptions. Representatives explains of these factors include (without limitations) general industrial and economic conditions, interest rates trends; cost of capital and capital requirements; availability of real estate property; compensation from national hospitality companies; shifts in customer demands; changes in operating expenses, including employee wages, benefits and training; governmental and public policy; changes in the continued availability of financial amounts and at the terms necessary to support the company's future business.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or office of the Company in his capacity as such.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

          No exhibits as set forth in Regulation S-B are considered necessary in this 10-QSB filing.

                              Costa Rica International
                        Consolidated Condensed Balance Sheet
                     As of March 31, 1997 and September 30, 1996


                                                  Unaudited        Audited
                                                  ---------        -------
                                                  March 1997   September 1996
                                                  ----------   --------------
ASSETS

Current Assets
  Cash and cash equivalents                       $   738,264     $ 5,259,457
  Investments available for sale                    1,727,551          26,419
  Notes receivable                                  2,506,477         235,240
  Accounts Receivable - net                         6,881,383       5,860,180
  Inventories - net                                 6,999,038       7,288,279
  Due from related parties                                  -           9,073
  Prepaid expenses                                    260,473         158,200
                                                  -----------     -----------
  Total Current Assets                             19,113,186      18,836,848
                                                  -----------     -----------

Long term notes receivable                             23,900          52,855
Investment - held to maturity                       2,515,454       1,121,412
Property, plant and eq. - net                      14,560,366      39,964,665
Forestry Rights                                       549,586         748,304
Copyrights,, trademarks - net                               -          90,421
Guarantee Deposits                                    120,061         115,385
Goodwill                                                    -         967,786
Due from related parties                                    -          78,809
Other assets                                          358,499         375,186
                                                  -----------     -----------
Total Assets                                      $37,241,052     $62,351,671
                                                  -----------     -----------
                                                  -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdrafts                                     358,054          70,113
  Notes payable                                    10,947,892       9,849,002
  Account payable                                   2,744,441       3,574,455
  Allowances                                          506,392         563,045
  Accrued expenses                                  1,278,189         790,793
  Deferred revenue                                      1,614               -
                                                  -----------     -----------
  Total Current Liabilities                        15,836,582      14,847,408
                                                  -----------     -----------

Long term notes payables                            3,290,341       4,071,939
                                                  -----------     -----------
Total Liabilities                                  19,126,923      18,919,347
                                                  -----------     -----------

Minority Interest                                   6,795,445      12,665,111

Stockholders' Equity

Common Stock - $.001 par; 60,000,000              $    19,810     $    19,560
  shares authorized; 19,810,396 shares                      -               -
  outstanding as of March 31, 1997
Preferred Stock - 317,831 shares                                            -
  outstanding as of March 1997                      2,005,439
Additional paid-in capital                         14,879,566      33,928,787
Legal reserve                                         367,354               -
Foreign currency trans. adj.                       (8,564,612)              -
Retained Earnings                                   2,611,126      (3,181,134)
                                                  -----------     -----------
Total Stockholders' Equity                         11,318,683      30,767,213
                                                  -----------     -----------
Total Liabilities and
  Stockholders' Equity                            $37,241,051     $62,351,671
                                                  -----------     -----------
                                                  -----------     -----------

    See accompanying notes to consolidated condensed financial statements.

                               Costa Rica International
                     Consolidated Condensed Statement of Income
                                       Unaudited
                                       ---------

                                     Six Months Ended March 31      Three Months Ended March 31
                                  March 31, 1997  March 31, 1996  March 31, 1997  March 31, 1996
                                  --------------  --------------  --------------  --------------

Net Sales                             32,672,407      31,258,945      15,722,186      15,034,877
Cost of Sales                         24,531,542      22,569,168      11,807,280      10,962,400
                                     -----------     -----------      ----------      ----------
                                       8,140,864       8,689,777       3,914,906       4,072,477
                                     -----------     -----------      ----------      ----------
Operating Expenses
  Selling                              3,177,467       3,237,235       1,604,472       1,612,203
  Export                                  98,928          72,395          72,175          39,179
  General and Administrative           2,657,226       2,122,779       1,354,151       1,036,984
                                      ----------      ----------      ----------      ----------
  Total Operating Expenses             5,933,621       5,432,409       3,030,798       2,688,366
                                      ----------      ----------      ----------      ----------

Operating Profit                       2,207,244       3,257,368         884,108       1,384,111

Other Income                             970,126         546,692         542,415         222,727
Foreign currency translation gain                         77,645                          77,645
Other Expenses                         1,434,030       1,884,581         714,236         862,988
                                      ----------      ----------      ----------      ----------
Net Earnings before Income Tax         1,743,340       1,997,124         712,287         821,495
                                      ----------      ----------      ----------      ----------

Estimated income tax                    (196,240)       (176,744)        (67,563)        (35,118)
                                      ----------      ----------      ----------      ----------
                                       1,547,100       1,820,380         644,724         786,377

Minority interest                       (699,072)              -        (317,029)              -
                                      ----------      ----------      ----------      ----------
Net income                            $  848,028       1,820,380      $  327,695         786,377
                                      ----------      ----------      ----------      ----------
                                      ----------      ----------      ----------      ----------

Net income per common share           $    0.043                      $    0.017
                                      ----------                      ----------

   See accompanying notes to consolidated condensed financial statements.

                         Costa Rica International
      Condensed Consolidated Statement of Changes in Financial Position
              For the six months ended March 31, 1997 and 1996
                                  Unaudited
                                  ---------


                                                                  Corporacion
                                                                  Pipasa, S.A.
                                                       1997           1996
                                                    ---------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:


Net Income                                        $    848,028   $  1,997,124
Adjustments to reconcile net income to
net cash provided by operating activities
  Depreciation and amortization                        705,179        635,722
  Allowance for doubtful accounts                       49,447              -
  Minority Income                                      699,072
  Deferred Revenue                                       1,614              -
  (Increase) Decrease in:
     Accounts Receivable                              (884,952)    (1,132,738)
     Inventories                                       289,241     (1,779,216)
     Other Assets                                       48,293        (47,611)
     Prepaid Expense                                  (102,273)       (31,510)
  (Decrease) Increase in:
     Accounts Payable                                  182,472     (1,290,487)
     Accrued Expense                                   180,255        582,422
     Estimated income taxes                                  -         87,005
     Allowances                                        (56,653)      (185,007)
                                                   -----------    -----------
Net Cash Provided by Operating Activities            1,959,723     (1,164,296)
                                                   -----------    -----------
                                                   -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:

  Sale of Property and Equipment                                            -
  Purchase of Property and Equipment                  (682,058)             -
  Loans to Related Party                            (1,997,146)      (895,671)
  Collection Loans Related Party                           322        791,260
  Advances on Notes Receivables                       (513,356)      (328,682)
  Collection on Notes Receivables                      199,064         32,935
  Investments                                       (2,873,943)    (1,632,730)
  Forestry Rights                                      (10,058)       (46,085)
  Copyrights                                                 -         36,792
  Deposits                                              (4,676)        22,971
  Translation Adjustment                                     -        409,431
                                                   -----------    -----------
Net Cash Provided by Investing Activities           (5,881,851)    (1,609,779)
                                                   -----------    -----------
                                                   -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payables                      15,593,682     15,112,663
  Principle Payment Notes Payables                 (14,294,697)   (11,761,673)
  Bank Overdrafts                                     (187,064)       610,602
  Dividends Distributed                               (413,715)      (590,142)
  Issue Common Stock                                    25,000              -
  Translation Adjustment                                     -       (739,725)
                                                   -----------    -----------
Net Cash Provided by Financing Activities              723,206      2,631,725
                                                   -----------    -----------
                                                   -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH             (1,322,271)             -

  Net Increase (Decrease) in Cash                   (4,521,193)      (142,350)

  Cash Balance at beginning of period                5,259,457      2,042,399
                                                   -----------    -----------
  Cash Balance at end of period                    $   738,264    $ 1,900,049
                                                   -----------    -----------
                                                   -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
  Cash paid for the period for:
  Interest                                                        $ 1,399,314
  Income Taxes                                                        145,139

          See accompanying notes to condensed financial statements

                         COSTA RICA INTERNATIONAL INC.
                         Notes to Financial Statements
                     March 31, 1997 and September 30, 1996


NOTE 1 - AGREEMENT AND PLAN OF REORGANIZATION
---------------------------------------------

On April 30, 1996, Corporation Pipasa, S.A. (Pipasa) entered into an Agreement and Plan of Reorganization with Quantum Learning Systems, Inc. (Quantum) to be known as Costa Rica International, Inc. for the acquisition of Pipasa by Quantum to be known as Costa Rica International, Inc. (CRI). The transaction was approved by the shareholders of CRI on August 5, 1996 and was consummated on September 30, 1996. Pursuant to this Agreement approximately sixty percent (60%) of Pipasa is now owned by CRI.

          On March 5, 1997, the Company announced through a press release, that certain reports filed with the Securities and Exchange Commission, would have to be amended due to an overstatement in the assets reported due to an error when applying translation and purchase accounting methods. This amount was estimated to be between $20 million and $25 million. The registrant's new external auditors KPMG Peat Marwick detected the error.
The Company with the assistance of KPMG Peat Marwick is reviewing these filed reports in order to rectify them in the shortest period of time.

          For purposes of preparing this quarterly report on Form 10-Q as of March 31, 1997, the Company has reflected balance sheet accounts as of September 30, 1996 at their previously filed unadjusted amounts. The balance sheet accounts are unaudited interim financial statements as of March 31, 1997, have been reflected with adjustments which management currently estimates are necessary to correct the errors identified.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

PRINCIPLES OF CONSOLIDATION - The consolidated condensed financial statements as of March 31, 1997 and September 30, 1996, include all accounts of CRI and its currently owned subsidiary. All significant intercompany transactions and balances were eliminated. The consolidated condensed financial statements as of September 30, 1996 reflect Quantum's acquisition of Pipasa from a perspective of Quantum's as the accounting acquirer.
KPMG Peat Marwick has now determined that under Opinion No. 16 of the Accounting Principal's Board, Pipasa should have been treated as the accounting acquirer. The financial statements as of March 31, 1997 reflect the adjustments which management currently estimates are necessary to correct this error. However, management's review is not complete and those adjustments are subject to change once the Company and KPMG Peat Marwick complete their work. The accounts as of March 31, 1997 reflect that adjustment which management currently estimates are necessary to correct this error. However, management's review is not complete and those adjustments could change.

FOREIGN CURRENCY TRANSLATION - FASB 52 "Foreign Currency Translation" states that "...if the financial statements of a foreign entity in a highly inflationary economy are stated in any currency other than the reporting currency, they must be remeasured into the reporting currency [using historical rates for non-monetary assets and liabilities]... As a result of that process, gains and losses from converting foreign currency financial statements into reporting currency are recognized in net income..." As of September 30, 1996, non-monetary accounts in the audited financial statements were translated using historical rates. However, it was determined that Costa Rica is not a highly inflationary country, therefore, this method for translating financial statements to U.S. Dollars does not apply. As of March 31, 1997, all assets and liabilities in the balance sheet of Pipasa, were translated to U.S. Dollars using period ending exchange rates, income statements have been translated using average exchange rates pertaining to each period and stockholders' equity was translated applying historical rates. Translation gains and losses are accumulated in a separate account as part of the stockholders' equity.

EARNINGS PER SHARE - Earnings per shares is calculated based on the weighted average number of shares outstanding. Common stock equivalents are not diluted, therefore no change in fully diluted shares is presented.

DEPRECIATION, MAINTENANCE AND REPAIRS - Depreciation is provided by the straight-line method. Estimated useful lives for depreciation purposes are as follows:

             Buildings                    10-50 years
             Machinery and equipment       5-10 years
             Production equipment          5-10 years
             Furniture and fixtures        3-10 years

Maintenance and repairs, which do not prolong the useful life of an asset, are expensed as incurred.

AMORTIZATION - Amortization of intangible assets, which include copyrights and royalties is amortized using the straight-line method. Estimated useful lives for amortization purposes are as follows:

             Royalties                     5-10 years
             Copyrights                    5-10 years

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

NEW ACCOUNTING STANDARDS - In March 1995, the Financial Accounting Standards Board (FASB), Issued Statement of Financial Accounting No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which becomes effective for financial statements for fiscal years beginning after December 15, 1995. The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible assets and goodwill related to those assets be held and used for long-lived assets and certain identifiable assets to be disposed of. The Company is in the process of determining the effect, if any, of adopting this standard.

In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation (SFAS No. 123), which becomes effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value basic method of accounting prescribed by the Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
No. 25). The Company is currently accounting for the stock-based compensation under this method.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. It requires restatement for all prior-period earnings per share ("EPS") data presented. SFAS No. 128 establishes standards for computing and presenting EPS and applies to entities with publicly held common stock. This Statement replaces the presentation of primary EPS with a presentation of basic EPS.

                        COSTA RICA INTERNATIONAL INC.
                        Notes to Financial Statements
                    March 31, 1997 and September 30, 1997


NOTE 3 - SUMMARY OF FINANCIAL INFORMATION


NOTES RECEIVABLES
-----------------

Notes receivable consist of:

                                            March 1997        September 1996
                                            -----------       --------------

Commercial                                      411,583              235,240
Shareholder's                                 1,924,995                    -
Others                                          169,900                    -
                                             ----------           ----------
                                              2,506,477              218,352
                                             ----------           ----------
                                             ----------           ----------

ACCOUNTS RECEIVABLES
--------------------

Account receivable consist of:


                                            March 1997        September 1996
                                            -----------       --------------

Commercial                                    5,467,366            5,818,935
Officers and Employees                           30,104               40,131
Others                                        1,569,315              148,837
                                             ----------           ----------
                                              7,066,785            6,007,903

Allowance for doubtful accounts                (185,402)            (147,723)
                                             ----------           ----------
                                              6,881,383            5,860,180
                                             ----------           ----------
                                             ----------           ----------

INVENTORIES
-----------

Inventories consist of:

                                            March 1997        September 1996
                                            -----------       --------------

Finished Products                             2,011,348            2,181,158
Production Poultry                            2,981,449            3,228,828
Materials and Supplies                        1,167,660            1,397,694
Raw Materials                                 1,172,506              788,396
In Transit                                      123,683              111,668
Others                                              787                  833
                                             ----------           ----------
                                              7,457,433            7,708,577
Allowance for renewal of
  Production Poultry                           (458,396)            (420,298)
                                             ----------           ----------
                                              6,999,038            7,288,279
                                             ----------           ----------
                                             ----------           ----------

                        COSTA RICA INTERNATIONAL INC.
                        Notes to Financial Statements
                    March 31, 1997 and September 30, 1997


PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Property, Plant and Equipment consists of:

                                            March 1997        September 1996
                                            -----------       --------------

Land                                          3,054,546            3,231,819
Work in Progress                                383,415              441,998
Buildings and Installations                   7,733,720            8,180,428
Machinery, Furniture and Equipment            5,043,860            5,226,087
Farm Equipment and Other                      1,524,080            1,529,287
Vehicles                                        168,143            1,689,284
Advertising Signs and Displays                  346,174              381,789
In-Transit                                        5,092                5,390
                                             ----------           ----------
                                             18,259,031           20,686,081

Accumulated Depreciation                     (5,238,829)          (4,696,715)
                                             ----------           ----------
                                             13,020,201           15,989,366
                                             ----------           ----------
                                             ----------           ----------

                           COSTA RICA INTERNATIONAL INC.
                           Notes to Financial Statements
                         March 31, 1997 and September 1996

                                     SIGNATURES
                                     ----------

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant that duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COSTA RICA INTERNATIONAL, INC.



                                     By:/s/---------------------------------
                                        Calixto Chaves Zamora
                                        Chairman

Dated:  May 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     CHIEF FINANCIAL AND ACCOUNTING OFFICER



Dated:  May 13, 1997                 By:/s/---------------------------------
                                        Lic. Jorge Ml. Quesada Chaves
                                        Treasurer


                                     SECRETARY



Dated:  May 13, 1997                 By:/s/----------------------------------
                                        Monica Chaves Zamora
                                        Secretary