Form 10QSB
period 1997-06-30
COSTA RICA INTERNATIONAL INC
filed 1997-08-19
CIK 789881

SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997

                                          or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

    For the transition period from ____________ to ____________



                             Commission File No. 0-18222



                            COSTA RICA INTERNATIONAL, INC.
                -----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


             Nevada                                       87-0432572
             ------                                       ----------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)


Suite 303, 2525 S.W. 3rd Ave., Miami, Florida                33129
---------------------------------------------                -----
  (Address of principal executive offices)                 (Zip Code)


                          (305) 250-9938 or (305) 250-9939
                (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.     Yes _X_     No ___

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of June 30, 1997 was 19,809,396 shares.

PART 1 -  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          See attached financial statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          On March 5, 1997, the Company announced through a press release, that certain reports filed with the Securities and Exchange Commission will have to be amended due to an overstatement in the assets reported due to an error when applying currency translation and purchase accounting methods. This amount is estimated to be between $20 million and $25 million. The error was detected by the registrant's new external auditors KPMG Peat Marwick. The Company, with the assistance of KPMG Peat Marwick, is reviewing the filed reports in order to correct them in the shortest period of time. Upon completion of the auditors' review, the registrant will file amendments to correct its previous filings.

          For purposes of preparing this quarterly report on Form 10-QSB as of June 30, 1997, the Company has used balance sheet accounts as of September 30, 1996 at their previously filed unadjusted amounts. The balance sheet accounts are unaudited interim financial statements and, as of June 30, 1997, reflected adjustments which management believes are necessary to correct the errors identified.

          Revenues of the Company for the quarter ending June 30, 1997 increased from $14,787,114 in fiscal year 1996 to $18,676,349 in fiscal year 1997, an increase of US $3,889,235, approximately 26.30% over the previous year. The Company experienced an increase in revenues as a direct and partial result of its acquisition of the poultry market division of CoopeMontecillos R.L., a Costa Rican based poultry production company. This acquisition resulted in an increase of approximately 11% due to an increase of sales in chicken of 662,807 kilos per trimester. This previously announced transaction also included the acquisition of the animal feed division of CoopeMontecillos, which, for the reporting period, increased the total amount of Pipasa sales by 1,130,000 kilos or 26% in the sale of animal feed concentrate by kilos.

          Another important factor that lead to increased sales in the reporting period was the Company's decision to increase prices of its main product, chicken. From June 96 to June 97 the price of chicken rose 13.80%. This price increment was higher than the devaluation of the Costa Rican colon (local currency) which resulted in an increase of 12.20%. With this increase, the prices were higher than the prices in June 1996. The revenues of the Company also experienced an increase in sales of other products that the Company produces and distributes (chicken derivatives, pet food, etc.).

          Sales corresponding to the nine month period ending June 30, 1997 reflect an increase of US $5,330,995 (11.60%) when compared to the nine month period ending June 30, 1996. This is also due to an increase in the number of units sold and adjustments to sales prices.

          The cost of sales during the reporting period increased by 27.61% as a result of the increase in sales. The increase in the cost of sales is 1.31% higher than the increase in sales. This 27.61% increase can be attributed to those customers the Company inherited from the CoopeMontecillos' acquisition, who were accustomed to higher discounts than the Company's regular clients.

          The gross profit for the quarter and nine month period ended June 30, 1997 rose US $811,464, an increase of 22.32% due to the above-mentioned factors.

          The operating expenses in absolute terms increased by 23.01% as a result of increase in sales. Selling expenses increased to 9.72%, a small amount in comparison to the increase in sales of 26.30%.

          For the quarter ended June 30, 1997, the Company's operating expenses were 17% over sales, when compared to 18% for the quarter ended June 30, 1996 due to efficiencies that the Company successfully applied in this quarter.

          These excellent results for this quarter generated an income of US $806,028 for the Company which is US $304,147 higher, than its previous fiscal quarter, June 30, 1996. This resulted in an increase in income of 60.60%. The successful acquisition of the market share of the poultry division of CoopeMontecillos, an increase in exports and sales in the rest of its products, plus the operating efficiencies applied by the Company generated this important increase in income.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1997, the working capital ratio was 1.15.

          Historically, the Company has generally relied upon internally generated funds to satisfy working capital requirements. Management believes that it can continue to fund its obligations and implement the development of its business segments with available cash and internally generated cash flow. However, the Company may partially rely upon short-term external financing for raw material purchases. The Company does not foresee a major requirement for capital in the next fiscal year.

FORWARD LOOKING INFORMATION

          This management discussion and analysis of financial condition and results of operations may include certain forward-looking statements, within the meaning of Section 27E of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitations) statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecast and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and various of those words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or review any forward-looking statements based on occurrence of future events, the receipt of new information or otherwise.

          Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of numbers of risks, uncertainties and assumptions. Representatives examples of these factors include (without limitations) general industrial and economic conditions, interest rates trends; cost of capital and capital requirements; availability of real estate property; compensation from national hospitality companies; shifts in customer demands; changes in operating expenses, including employee wages, benefits and training; governmental and public policy; changes in the continued availability of financial amounts and at the terms necessary to support the Company's future business.

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

                              Costa Rica International
                        Consolidated Condensed Balance Sheet
                     As of June 30, 1997 and September 30, 1996

                                                  Unaudited        Audited
                                                  ---------        -------
                                                  June 1997    September 1996
                                                  ---------    --------------
ASSETS

Current Assets
  Cash and cash equivalents                       $ 1,204,775     $ 5,259,457
  Investments available for sale                    1,978,741          26,419
  Notes and accounts receivable - net               6,490,403       6,095,420
  Inventories - net                                 7,988,404       7,288,279
  Prepaid expenses                                    294,146           9,073
  Due from related parties                          1,722,595         158,200
                                                  -----------     -----------
  Total Current Assets                             19,679,064      18,836,848
                                                  -----------     -----------

Long term receivable - trade                          232,664          52,855
Investment - Held to maturity                       4,647,648       1,121,412
Property, plant and eq. - net                      12,735,878      39,964,665
Forestry Rights                                             -         748,304
Copyrights, trademarks - net                                -          90,421
Guarantee Deposits                                          -         115,385
Goodwill                                                    -         967,786
Other assets                                        1,056,740         375,186
Due from related parties                                    -          78,809
                                                  -----------     -----------
Total Assets                                      $38,351,994     $62,351,671
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdrafts                                           0          70,113
  Notes payable                                    10,728,470       9,849,002
  Due to related parties                                    -               -
  Current installments of long-term debt              700,987               -
  Accounts payable                                  3,819,948       3,574,455
  Allowance for Christmas bonus                             -         467,407
  Allowance for Severance pay                               -          95,638
  Accrued expenses                                  1,898,939         790,793
                                                  -----------     -----------
  Total Current Liabilities                        17,148,344      14,847,408
                                                  -----------     -----------

Long term notes payables                            5,068,988       4,071,939
Accrued severance indemnities                          60,149               -
                                                  -----------     -----------
Total Liabilities                                  22,277,481      18,919,347
                                                  -----------     -----------

Minority Interest                                   5,786,346      12,665,111

Stockholders' Equity

Common Stock - $.001 par; 60,000,000
  shares authorized; 19,809,396 shares
  outstanding as of June 30, 1997                      19,810          19,560
Preferred Stock - 317,831 shares
  outstanding as of June 30, 1997                   2,216,072               0
Additional paid-in capital                          9,488,767      33,928,787
Foreign currency trans. adj.                       (4,419,390)              0
Retained Earnings                                   2,982,908      (3,181,134)
                                                  -----------     -----------
Total Stockholders' Equity                         10,288,167      30,767,213
                                                  -----------     -----------
Total Liabilities and
  Stockholders' Equity                            $38,351,994     $62,351,671
                                                  ===========     ===========


    See accompanying notes to consolidated condensed financial statements.


                               Costa Rica International
                     Consolidated Condensed Statements of Income


                                         Three Months Ended              Nine Months Ended
                                   June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                                     Coporacion                      Coporacion
                                                    Pipasa, S.A.                    Pipasa, S.A.
                                   -------------   -------------   -------------   -------------

Net Sales                            $18,676,348     $14,787,114     $51,319,978   $  45,988,983
Cost of Sales                         14,229,212      11,151,442      38,725,278      33,714,427
                                     -----------     -----------     -----------   -------------
  Gross profit                         4,447,136       3,635,672      12,594,700      12,274,556
                                     -----------     -----------     -----------   -------------
Operating Expenses
  Selling                              1,741,429       1,587,134       4,970,890       3,321,742
  General and administrative           1,465,170       1,101,037       4,162,119       4,811,163
                                     -----------     -----------     -----------   -------------
  Total Operating Expenses             3,206,599       2,688,171       9,133,009       8,132,905
                                     -----------     -----------     -----------   -------------

Income from operations                 1,240,537         947,501       3,461,691       4,141,651

Other expenses (income)
  Interest expense                       603,455         514,808       1,707,695       1,979,195
  Interest income                       (194,926)       (149,264)       (652,545)       (393,160)
  Exchange losses (gain), net             98,756          (1,514)        158,278         102,366
  Miscellaneous expenses (gains)         (72,776)         81,590        (304,554)        100,370
                                     -----------     -----------     -----------   -------------
  Other expenses, net                    434,509         445,620         908,875       1,788,771
                                     -----------     -----------     -----------   -------------

Income before income tax and
  Minority interest                      806,028         501,881       2,552,816       2,352,880
Income taxes                             117,421          33,941         354,934         187,775
                                     -----------     -----------     -----------   -------------
Income before minority interest          688,607         467,940       2,197,882       2,165,105

Minority interest                        349,406         189,375       1,031,450         876,218

                                     -----------     -----------     -----------   -------------
Net Income                           $   339,201     $   278,565     $ 1,166,432   $   1,288,887
Preferred stock dividend                 104,576          60,165         229,470         273,658
                                     -----------     -----------     -----------   -------------
                                         234,625         218,400         936,962       1,015,229
                                     ===========     ===========     ===========   =============

Proforma earnings per share:
  Net income per common share        $     0.012     $     0.014     $     0.047   $       0.065
                                     -----------     -----------     -----------   -------------
  Weighted average number of
    common shares outstanding         19,676,063      15,573,571      19,727,915      15,573,571


             See accompanying notes to consolidated condensed financial statements.


                          Costa Rica International
                           Statement of Cash Flows
              For the nine months ended June 30, 1997 and 1996
                                  Unaudited
                                  ---------


                                                                  Corporacion
                                                                  Pipasa, S.A.
                                                       1997           1996
                                                    ---------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $  2,197,882   $  2,165,104
Adjustments to reconcile net income to
net cash provided by operating activities
  Depreciation and amortization                      1,027,656        987,665
  Allowance for doubtful accounts                       95,617        122,550
Cash provided by (used for) changes in:
     Short term investment                          (1,718,402)    (1,705,217)
     Notes and accounts receivable                  (1,932,207)      (574,038)
     Due from related party                           (458,147)    (1,307,440)
     Inventories                                      (839,608)    (1,058,001)
     Prepaid expenses                                 (136,257)       (18,318)
     Accounts payable                                1,257,819        152,261
     Accrued expenses                                  220,994       (126,102)
     Long term receivable - trade                      (21,302)       131,190
                                                   -----------    -----------
Net Cash Provided by Operating Activities             (305,955)    (1,230,346)
                                                   ===========    ===========

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase long term investment                        246,498         (4,675)
  Additions to property, plant and equipment        (1,549,432)    (1,634,418)
  Proceeds from sale of productive assets               10,961        126,643
  Other assets                                         120,542        126,541
                                                   -----------    -----------
Net Cash Provided by Investing Activities           (1,171,431)    (1,385,909)
                                                   ===========    ===========

CASH FLOW FROM FINANCING ACTIVITIES:
  Short-term financing - increase in notes payable  (3,367,117)      (187,732)
  Cash dividends                                      (283,954)      (430,481)
  Long-term financing:
      New loans                                      2,473,906      3,949,989
      Payments                                        (743,793)    (1,443,777)
  Issuance of common stock                              25,000              -
                                                   -----------    -----------
Net Cash Provided by Financing Activities           (1,895,958)     1,887,999
                                                   ===========    ===========

EFFECT OF EXCHANGE RATE CHANGES ON CASH               (551,193)      (438,938)

  Net Increase (Decrease) in Cash                   (3,924,537)    (1,167,194)

  Cash Balance at beginning of period                5,129,312      2,113,595
                                                   -----------    -----------
  Cash Balance at end of period                    $ 1,204,775    $   946,401
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid for the period for:

  Interest                                         $ 1,698,895    $ 1,934,064
                                                   ===========    ===========

  Income Taxes                                     $    54,167    $   145,139
                                                   ===========    ===========

          See accompanying notes to condensed financial statements


                         COSTA RICA INTERNATIONAL INC.
                         Notes to Financial Statements
                      June 30, 1997 and September 30, 1996


NOTE 1 - AGREEMENT AND PLAN OF REORGANIZATION
---------------------------------------------

On April 30, 1996, Corporation Pipasa, S.A. (Pipasa) entered into an Agreement and Plan of Reorganization with Quantum Learning Systems, Inc. (Quantum) to be known as Costa Rica International, Inc. for the acquisition of Pipasa by Quantum, to be known as Costa Rica International, Inc. (CRI). The transaction was approved by the shareholders of the CRI on August 5, 1996 and was consummated on September 30, 1996. Pursuant to this agreement, approximately sixty percent (60%) of Pipasa is owned by CRI. The Company is preparing an amendment to its previous filings which will reflect that for accounting purposes Pipasa should have been treated as the accounting acquirer, and should not have been measured according to the purchase method of accounting.

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

For purposes of preparing this quarterly report on Form 10-Q as of June 30, 1997, the Company has reflected balance sheet accounts as of September 30, 1996 at their previously filed unadjusted amounts. The balance sheet accounts are unaudited interim financial statements as of June 30, 1997, have been reflected with adjustments which management currently estimates are necessary to correct the errors identified.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

PRINCIPLES OF CONSOLIDATION - The consolidated condensed financial statements as of June 30, 1997 and September 30, 1996, include all accounts of CRI and its currently owned subsidiary. All significant intercompany transactions and balances were eliminated. The consolidated condensed financial statements as of September 30, 1996 reflect Quantum's acquisition of Pipasa from a perspective of Quantum as the accounting acquirer.
KPMG Peat Marwick has now determined that under Opinion No. 16 of the Accounting Principal's Board, Pipasa should have been treated as the accounting acquirer. The financial statements as of June 30, 1997 reflect the adjustments which management currently estimates are necessary to correct this error. However, management's review is not complete and those adjustments are subject to change, once the Company and KPMG Peat Marwick complete their work. The accounts as of June 30, 1997 reflect that adjustment which management currently estimates are necessary to correct this error. However, management's review is not complete and those adjustments could change.

FOREIGN CURRENCY TRANSLATION - FASB 52 "Foreign Currency Translation" states that "...if the financial statements of a foreign entity in a highly inflationary economy are stated in any currency other than the reporting currency, they must be remeasured into the reporting currency [using historical rates for non-monetary assets and liabilities]... As a result of that process, gains and losses from converting foreign currency financial statements into reporting currency are recognized in net income..." As of September 30, 1996, non-monetary accounts in the audited financial statements were translated using historical rates. However, it was determined that Costa Rica is not a highly inflationary country, therefore, this method for translating financial statements to U.S. Dollars does not apply. As of June 30, 1997, all assets and liabilities in the balance sheet of Pipasa, were translated to U.S. Dollars using period ending exchange rates, income statements have been translated using average exchange rates pertaining to each period

                         COSTA RICA INTERNATIONAL INC.
                         Notes to Financial Statements
                      June 30, 1997 and September 30, 1996


and stockholder's equity was translated applying historical rates. Translation gains and losses are accumulated in a separate account as part of the stockholders' equity.

EARNINGS PER SHARE - Earnings per shares is calculated based on the weighted average number of shares outstanding. Common stock equivalents are not dilutive, therefore no change in fully diluted shares is presented.

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

In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), which becomes effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value basic method of accounting prescribed by the Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
No. 25). The Company is currently accounting for the stock-based compensation under this method.

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

                        COSTA RICA INTERNATIONAL INC.
                        Notes to Financial Statements
                     June 30, 1997 and September 30, 1996


NOTE 3 - SUMMARY OF FINANCIAL INFORMATION


NOTES AND ACCOUNTS RECEIVABLES
------------------------------

Notes and account receivable consist of:


                                             June 1997        September 1996
                                            -----------       --------------

Commercial                                    5,586,479            6,054,175
Officers and employees                           33,360               40,131
Others                                        1,113,615              148,837
                                             ----------           ----------
                                              6,733,454            6,243,143

Allowance for doubtful accounts                (243,051)            (147,723)
                                             ----------           ----------
                                              6,490,403            6,095,420
                                             ==========           ==========



INVENTORIES
-----------

Inventories consist of:

                                             June 1997        September 1996
                                            -----------       --------------

Finished Products                             1,158,556            2,181,158
Production Poultry                            3,348,569            3,228,828
Materials and Supplies                        1,142,145            1,397,694
Raw Materials                                 1,427,390              788,396
In Transit                                    1,355,363              111,668
Others                                                0                  833
                                             ----------           ----------
                                              8,432,023            7,708,577
Allowance for renewal of
  Production Poultry                           (443,618)            (420,298)
                                             ----------           ----------
                                              7,988,405            7,288,279
                                             ==========           ==========


                        COSTA RICA INTERNATIONAL INC.
                        Notes to Financial Statements
                     June 30, 1997 and September 30, 1996


PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Property, Plant and Equipment consists of:


                                             June 1997        September 1996
                                            -----------       --------------

Land                                          2,246,238            6,456,246
Buildings                                     6,106,600           24,737,806
Work in process                                 233,524                    -
Machinery                                     4,130,449            7,977,361
Furniture and equipment                         370,590              656,896
Computer equipment                              505,069              617,737
Hand tools                                       32,103               58,945
Other equipment                                 750,839            1,309,321
Vehicles                                      2,193,725            2,508,997
Water wells                                      49,176               93,877
Advertising signs and displays                  302,679              730,887
Miscellaneous farm equipment                    671,216            1,151,821
In-transit                                        4,941                    -
                                             ----------           ----------
                                             17,597,149           46,299,894
Accumulated Depreciation                     (4,861,272)          (6,335,229)
                                             ----------           ----------
                                             12,735,878           39,964,665
                                             ==========           ==========

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

Dated:  August 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     CHIEF FINANCIAL AND ACCOUNTING OFFICER



Dated:  August 19, 1997              By:/s/---------------------------------
                                        Lic. Jorge Ml. Quesada Chaves
                                        Treasurer


                                     SECRETARY



Dated:  August 19, 1997              By:/s/----------------------------------
                                        Monica Chaves Zamora
                                        Secretary