Form 10KSB/A
period 1996-09-30
COSTA RICA INTERNATIONAL INC
filed 1997-09-02
CIK 789881

SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                  AMENDMENT NO. 1
                                    FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended September 30, 1996

                                          or

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


        Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

        Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)


     Check whether the issuer: (a) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
Yes:  _X_   No:  ___

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     The issuer's revenues for its more recent fiscal year were:
US $61,535,457.

     The aggregate market value of the voting stock of the Registrant held by non-affiliates as of September 30, 1996 was approximately $22,959,212. A total of 12,083,796 shares were owned by non-affiliates as of September 30, 1996.

     The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, December 31, 1996 was 19,809,396.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Documents incorporated by references are found in Item 13.

                                  FORM 10-KSB/A

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

          (a)  General Development of Business
               -------------------------------

     In March of 1997, Costa Rica International, Inc. (the "Company"), with the assistance of its external auditors, KPMG Peat Marwick, first detected and communicated via a press release that the September 30, 1996 10-KSB filing was in error and that KPMG Peat Marwick was conducting a reaudit of fiscal years 1994, 1995 and 1996. Since March, the Company has been awaiting the final audit results in order to prepare amendments to its filings and received the auditor's report on August 29, 1997. This Amendment corrects those errors and the financial statements attached hereto completely restate the Company's financial position.

     The nature of the error can be traced to the financial statements certified by Registrant's predecessor auditor for fiscal 1996 for the Registrant and its subsidiary, Corporacion Pipasa, S.A. ("Pipasa"), a Costa-Rican corporation. These financial statements had to be restated by the Company to properly account for the following:

     1) The business combination of the Company and Pipasa was first recorded according to the purchase method of accounting. As a result, the Company recorded the assets of Pipasa at fair market value. The combination was actually a reverse acquisition, whereby Pipasa should have been treated as the accounting acquirer, and Costa Rica International, Inc., formerly Quantum Learning Systems, Inc. ("QLS") as the legal acquirer. In accordance with Generally Accepted Accounting Principles ("GAAP"), Pipasa (the accounting acquirer) must account for its acquisition of Costa Rica International, Inc. as a reverse merger.

     2) The Company, following the advice of its prior accountants, previously reflected the results of operations of QLS as the historical financial statements of the Company through the date of the merger. GAAP requires that the historical financial statements of the entity after the reverse merger be those of Pipasa, the accounting acquirer. Historical financial statements of the Company have been restated accordingly.

     3) The Company, under the advice of its prior accountants, mistakenly accounted for a transfer of goodwill. A business combination between an operating enterprise and QLS, a shell company, in which the shell company is the issuer of securities and the operating enterprise is determined to be the acquiring enterprise for financial reporting purposes, should be treated, for financial reporting purposes, as an issuance of securities by the operating enterprise. The operating enterprise would credit equity for the fair value of the tangible net assets of the shell company. No goodwill or intangible assets would be recognized in this transaction. Costs directly related to this transaction may be expressed as incurred or charged directly to equity. The financial statements of the Company are revised so as not to reflect any transfer of goodwill.

     4) The non-monetary assets and liabilities included in the financial statements of Pipasa have been translated from Costa Rican currency to U.S. dollars at historical exchange rates. As of December 31, 1984, Costa Rica is no longer considered to be a highly inflationary country according to the Statement of Financial Accounting Standards No. 52 parameters, and consequently, the functional currency of Pipasa is the Costa Rican colon. These items should have been translated into U.S. dollars using year-end exchange rates. This error has been corrected.

     The amended and restated financial statements are attached hereto and have been adjusted to reflect a reduction in asset value of $24,142,964, due to the currency translation error and use of the improper accounting method as described above. The financial statements contain information as of July 1997.

     The audit conducted by KPMG Peat Marwick resulted in the following restated amounts:

                                                             Stockholders Equity
                                                                     and
                                Assets       Liabilities      Minority Interest
                                ------       -----------     -------------------

Previously Reported          $62,351,671     $18,919,347         $43,432,324

As restated                  $38,208,707     $22,690,396         $15,518,311


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (c)  Dividends
               ---------

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company does not anticipate paying dividends in the foreseeable future. The Company's ability to do so will depend on the payment of dividends by Pipasa to the holders of its common stock.

     CRI receives income as a 59.56% shareholder of Pipasa. Pipasa has consistently paid dividends to holders of both its preferred and common stock. Management believes it is likely to continue to do so, however, there is no certainty that Pipasa will pay any dividends in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDING SEPTEMBER 30, 1996

     The following section supersedes Management's Discussion and Analysis of Financial Condition and Results of Operations in the 10-K.

Results of Operations

     On April 30, 1996, the Company entered into an Agreement and Plan of Reorganization with Corporacion Pipasa, S.A. ("Pipasa") for the acquisition of Pipasa and the divestiture of all the then current subsidiaries and activities of the Company. This Plan of Reorganization was approved by the Company's Shareholders on August 5, 1996 and all documentation was finalized on September 30, 1996.

     Management of the Company elected to change its fiscal year end from June 30 to September 30 to coincide with the fiscal year end of its sole subsidiary, Pipasa.

     Prior to the reorganization, the Company had three subsidiary corporations which included Cambridge Academy, Sentient, Inc. and Current Concept Seminars, Inc., along with a division which engaged in real estate development. As a condition of the Agreement and the underlying acquisition, the Acquirer divested itself of all operations, including the former subsidiary corporations and the real estate division. As a result, Pipasa is the only operating subsidiary of the Company.

     For purposes of comparison and evaluation, Statements of Income of Pipasa, the Company's sole operating subsidiary are used. These comparisons do not reflect the fact that the Company owns 59.56% of Pipasa's common stock and, as a result, receives income only through the payment of dividends by Pipasa to the Company as a holder of Pipasa's common stock.

     Since the reorganization, the Company's operational costs, including but not limited to rent, insurance, and professional fees in connection with the reaudit, have been paid through advances made on the Company's behalf by Pipasa. These advances totaled $81,302 for the year ended September 30, 1996. The Company intends to repay Pipasa the advanced monies, with interest accrued at the prevailing local market rate, as funds become available to it through the receipt of dividends or through acquisition of other operating entities.

     Pipasa's revenues increased from $57,138,759 in fiscal year 1995 to $61,535,457 in fiscal year 1996, an increase of approximately 7% over the previous year. Pipasa experienced increased revenues in its latest fiscal year over the comparable previous year period as a result of its successful efforts to increase the volume of sales of its poultry products.

     Pipasa's operating expenses increased to $10,921,973 for the fiscal year 1996, from $10,702,149 for the comparable fiscal year 1995. General and administrative expenses increased slightly as a percentage of revenue, relative to the previous fiscal year as a result of extraordinary expenses related to Costa Rica International, Inc., such as professional fees and travel expenses which were advanced to the Company.

     Pipasa generated net income before income tax of $3,015,940 for fiscal year 1996, when compared to a net income before income tax of $3,754,349 for the comparable fiscal year 1995. The reduction in net income resulted from rising grain prices during the early part of fiscal year 1996. This rise in grain prices affected the cost of sales and consequently reduced net income. Management decided not to pass to its customers this increase in the sale prices of its products, because it considered the increase in prices of the raw material a typical market fluctuation and cost of doing business and did not want to negatively impact its customers.

     Management expects continued growth of revenues from its core business activities. Management is continuing to expand its market operations and to cut costs to maximize future profit potential.

Liquidity and Capital Resources

     At September 30, 1996, cash and cash equivalents of Pipasa were $5,129,312 as compared to $2,113,595 at September 30, 1995. There was an increase in cash and cash equivalent of Pipasa due to the collection of a note receivable from related parties.

     At September 30, 1996, the working capital ratio was 0.98 as compared to
1.04 at September 30, 1995.

     On August 26, 1996, Pipasa entered into an agreement with Inversiones La Ribera, S.A., a company owned and controlled by its Chairman and Chief Executive Officer, Mr. Chaves, to acquire, for $4,858,955, 10% of the equity ownership rights to Inolasa, S.A. and ADEC, S.A. ("Inolasa Group"), an independent third party and significant supplier of raw material to Pipasa. Inversiones La Ribera, S.A. is both a principal stockholder of Pipasa and a related party since it is beneficially controled by Mr. Chavez, who is Chairman of both the Company and Pipasa. At September 30, 1996, Pipasa had made payments of $934,842 in connection with such agreement; the unpaid balance was to be paid during the year ending September 30, 1997. As of the date of this filing, the balance due for the transaction has been paid in full.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDING SEPTEMBER 30, 1995

     For purposes of comparison and evaluation, Statements of Income of Pipasa, the Company's sole operating subsidiary are used. These comparisons do not reflect the fact that the Company owns 59.56% of Pipasa's common stock and, as a result, receives income only through the payment of dividends by Pipasa to the Company as a holder of Pipasa's common stock.

     Revenues of Pipasa increased from $54,639,749 in fiscal year 1994 to $57,138,759 in fiscal year 1995, an increase of approximately 4.5% over the previous year. Pipasa experienced increased revenues in the fiscal year September 30, 1995 over the comparable previous year as a result of the opening of new agencies and the increase in sales of its poultry products. The cost of sale as of percentage of sales declined 1.61% from that of fiscal year 1995 to 71.12% when compared to the previous fiscal year's, 72.73%, due to stable prices of the raw materials, and the efficient management of its resources.

     Pipasa's General and Administrative expenses increased slightly to $4,180,417 in 1995, an increase of 1.04%, when compared to the previous year's fiscal period expenses of $4,137,033. This increase was a result of the normal growth of the Company. Selling expenses increased from US $5,925,317, in fiscal year 1994, to US $6,521,732, in the fiscal year 1995, due to (1) the implementation of a new sales commission policy designed as an incentive for higher sales and (2) the renovation of the vehicle fleet. Pipasa generated net income before income tax of $3,754,349 for fiscal year 1995, when compared to a net income before income tax of $2,966,440 for the comparable fiscal year 1994. This increase in net income is a result of stable grain prices during the fiscal year 1995, and the efficient management of resources.

     Management expects continued growth of revenues from its core business activities. Management is continuing to expand its market operations and to cut costs to maximize future profit potential.

Liquidity and Capital Resources

     At September 30, 1995, cash and cash equivalents of Pipasa were $2,113,595 as compared to $1,307,675 at September 30, 1994, an increase of $805,920.
This increase is generated by inventory realization.

     At September 30, 1995, the working capital ratio was 1.044 as compared to
1.045 at September 30, 1994. This ratio did not show a significant variation during this period.

                                     PART II

ITEM 7.   FINANCIAL STATEMENTS

          The following financial information is filed as part of this report:

          (1)  Financial Statements
               --------------------


          (2)  Schedules
               ---------

          The financial statement schedules listed in the accompanying index to financial statements are filed as a part of this annual report.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 26, 1996, Pipasa entered into an agreement with Inversiones La Ribera, S.A. to acquire, for US $4,858,955, 10% of the equity ownership rights in the Inolasa Group, an independent third party and a significant supplier of raw materials to Pipasa. Inversiones La Ribera, S.A. is both a principal stockholder of Pipasa and a related party, since it is beneficially controlled by Mr. Chavez, who is Chairman of both the Company and Pipasa. As of September 30, 1996, Pipasa had made payments of US $934,842 in connection with that commitment; the unpaid balance had been agreed to be paid during the year ending September 30, 1997. As of the date of this filing, the balance has been paid in full.

     The Inolasa Group is currently undergoing a corporate and legal restructuring, which includes the formation of a new holding company. As a result, the investment is currently registered in the "other assets account." Once the Inolasa Group finishes restructuring its holding company, the Company will transfer the investment to the permanent investment account. Share certificates are expected to be issued and delivered to Pipasa no later than December 1, 1997, for no additional consideration.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------




The Board of Directors and Stockholders,
Costa Rica International, Inc.


We have audited the accompanying consolidated balance sheets of Costa Rica International, Inc. and Subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Costa Rica International, Inc. and Subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.




San Jose, Costa Rica
July 31, 1997

                        COSTA RICA INTERNATIONAL, INC.
                                AND SUBSIDIARY



                       Consolidated Financial Statements

                       September 30, 1996, 1995 and 1994

                  (With Independent Auditors' Report Thereon)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                          September 30, 1996 and 1995


                                                      1996            1995
                                                  -----------     -----------

ASSETS

Current Assets
  Cash and cash equivalents                       $ 5,129,312     $ 2,113,595
  Short-term investments                              260,339         249,138
  Notes and accounts receivable, net (note 2)       4,613,762       4,149,637
  Due from related parties (note 3)                 1,304,500       2,111,550
  Inventories, net (note 4)                         7,148,797       5,931,555
  Prepaid expenses                                    157,889         158,458
                                                  -----------     -----------
  Total Current Assets                            $18,614,599     $14,713,933
                                                  -----------     -----------

Long term receivable - trade                          211,362         201,433
Property, plant and equipment, net (note 6)        13,604,108      15,252,608
Long term investments (note 7)                         35,190         996,293
Other assets (note 8 and 12)                        5,743,448         902,085
                                                  -----------     -----------
Total Assets                                      $38,208,707     $32,066,352
                                                  ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable (note 9)                            9,411,340       8,863,144
  Due to related parties (note 3)                   3,924,114               -
  Current installments of long-term debt (note 10)  1,461,118       1,167,541
  Accounts payable                                  2,562,129       2,382,905
  Accrued expenses                                  1,642,455       1,697,477
                                                  -----------     -----------
  Total Current Liabilities                       $19,001,156     $14,111,067
                                                  -----------     -----------

Long term debt, excluding current
  installments (note 10)                            3,593,601       2,379,691
Other liabilities                                      95,639          78,338
                                                  -----------     -----------
  Total Liabilities                                22,690,396      16,569,096
                                                  -----------     -----------
Minority interest                                 $ 5,429,402     $ 5,374,895


Stockholders' Equity (note 11):

  Common stock                                         19,560          15,574
  Preferred Stock                                   2,216,072       2,216,072
  Additional paid-in capital                        9,350,252       7,266,128
  Cumulative translation adjustment                (3,596,253)     (2,404,016)
  Retained earnings                                 2,099,278       3,028,603
                                                  -----------     -----------
  Total Stockholders' Equity                       10,088,909      10,122,361
                                                  -----------     -----------
Total Liabilities and
  Stockholders' Equity                            $38,208,707     $32,066,352
                                                  ===========     ===========


         See accompanying notes to consolidated financial statements.


                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY

                       Consolidated Statements of Income

                 Years ended September 30, 1996, 1995 and 1994

                                                      1996             1995            1994
                                                      ----             ----            ----

Sales                                             $ 61,535,457     $ 57,138,759    $ 54,639,749
Cost of sales                                       45,446,182       40,635,032      39,740,268
                                                  ------------     ------------    ------------
     Gross profit                                   16,089,275       16,503,727      14,899,481
Operating expenses:
  General and administrative                         4,415,842        4,180,417       4,137,033
  Selling                                            6,506,131        6,521,732       5,925,317
                                                  ------------     ------------    ------------
     Total operating expenses                       10,921,973       10,702,149      10,062,350
                                                  ------------     ------------    ------------
     Income from operations                          5,167,302        5,801,578       4,837,131
                                                  ------------     ------------    ------------
Other expenses (income):
  Interest expense                                   2,686,801        2,638,497       2,561,530
  Interest income                                     (439,821)        (299,858)       (345,985)
  Exchange losses (gains), net                         101,529          207,814         (23,420)
  Miscellaneous, net                                  (197,147)        (499,224)       (321,434)
                                                  ------------     ------------    ------------
     Other expenses, net                             2,151,362        2,047,229       1,870,691
     Income before income taxes and
       minority interest                             3,015,940        3,754,349       2,966,440
Income taxes (note 13)                                 244,431          250,802         137,463
                                                  ------------     ------------    ------------
       Income before minority interest               2,771,509        3,503,547       2,828,977
                                                  ------------     ------------    ------------
Minority interest                                    1,121,630        1,417,885       1,144,887
                                                  ------------     ------------    ------------
       Net income                                 $  1,649,879     $  2,085,662    $  1,684,090
Preferred stock dividends                              211,750          291,256         182,781
                                                  ------------     ------------    ------------
Net income applicable to common stock             $  1,438,129     $  1,794,406    $  1,501,309
                                                  ============     ============    ============
Pro-forma earnings per share:
  Net income per common shares                    $       0.09     $       0.12    $       0.10
                                                  ------------     ------------    ------------
  Weighted average number of common shares
    outstanding                                     15,573,571       15,573,571      15,573,571
                                                    ----------       ----------      ----------

                  See accompanying notes to consolidated financial statements.


                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY

                           Statements of Cash Flows

                 Years ended September 30, 1996, 1995 and 1994

                                                      1996             1995            1994
                                                      ----             ----            ----

Cash flows from operating activities:
  Net income                                      $  1,649,879     $  2,085,662    $  1,684,090
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                   1,232,269        1,306,617       1,254,519
      Loss (gain) on sale of productive assets          77,461          (37,603)         50,520
      Increase in allowance for doubtful
        receivables                                    154,868          -                56,557
  Cash provided by (used for) changes in:
      Short-term investments                           (44,594)        (193,322)          8,387
      Notes and accounts receivable                 (1,193,383)      (1,171,739)     (1,181,268)
      Due from related parties                         496,513         (878,839)     (1,266,400)
      Inventories                                   (2,074,586)        (541,709)        (44,070)
      Prepaid expenses                                 (20,165)          53,788         119,422
      Accounts payable                                 468,898          129,844      (1,457,285)
      Accrued expenses                                 163,891          464,129        (173,414)
      Long term receivable-trade                       (36,986)         162,339        (430,282)
                                                  ------------     ------------    ------------
          Cash provided by (used for) operating
            activities                                 874,065        1,379,167      (1,379,224)
                                                  ------------     ------------    ------------
Investing activities:
  Increase in long term investments                    -                -            (1,094,845)
  Additions to property, plant and equipment        (1,672,706)      (3,343,685)     (3,005,666)
  Proceeds from sale of productive assets and
    long-term investments                            1,013,574          211,953          26,494
  Decrease (Increase) in other assets               (1,095,621)          80,162        (210,282)
                                                  ------------     ------------    ------------
          Cash used for investing activities        (1,754,753)      (3,051,570)     (4,284,299)
                                                  ------------     ------------    ------------
Financing activities:
  Short-term financing-increase in notes payable     1,745,986        2,748,535       3,939,883
  Cash dividends                                      (380,349)        (724,852)       (962,789)
  Long-term financing:
    Payments                                        (1,344,403)      (1,545,203)         49,430
    New loans                                        3,415,700        1,255,269         -
  Capital contributions (returns)                     (110,745)         (19,796)        280,796
  Increase in minority interest                        865,019          911,656         684,771
  Other liabilities                                     28,703         (122,990)        235,210
                                                  ------------     ------------    ------------
          Cash provided by financing activities      4,219,911        2,502,619       4,227,301
                                                  ------------     ------------    ------------
Effect of exchange rate changes on cash
  and cash equivalents                                (323,506)         (24,296)        212,213
                                                  ------------     ------------    ------------
          Increase (decrease) in cash and cash
            equivalents                              3,015,717          805,920      (1,224,009)
Cash and cash equivalents at beginning of year       2,113,595        1,307,675       2,531,684
                                                  ------------     ------------    ------------
Cash and cash equivalents at end of year          $  5,129,312     $  2,113,595    $  1,307,675
                                                  ============     ============    ============

Supplementary disclosures of cash flows
  information:
  Cash paid during year for:
    Interest                                      $  2,411,604     $  2,600,003    $  2,429,739
                                                  ============     ============    ============
    Income taxes                                  $    189,054     $    160,592    $    265,138
                                                  ============     ============    ============

                  See accompanying notes to consolidated financial statements.


                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                 Years ended September 30, 1996, 1995 and 1994

                                               Common Stock
                                         -----------------------               Additional  Cumulative                    Total
                                           Number of               Preferred     Paid-In   Translation   Retained    Stockholders'
                                             Shares      Amount      Stock       Capital   Adjustment    Earnings       Equity
                                         ------------  ---------   ---------   ---------   ----------   ----------   -------------

Balance, September 30, 1993              $ 15,573,571     15,574     395,581   7,670,938     (543,103)   1,364,419     8,903,409
Capital contributions                          --         --          --         280,796       --           --           280,796
Issuance of preferred stock to existing
  stockholders                                 --         --       1,364,480    (812,275)      --           --           552,205
Cash dividends on common stock                 --         --          --          --           --         (780,008)     (780,008)
Cash dividends on preferred stock              --         --          --          --           --         (182,781)     (182,781)
Net income                                     --         --          --          --           --        1,684,090     1,684,090
Translation adjustment                         --         --          --          --         (572,289)      --          (572,289)
                                          -----------  ---------   ---------   ---------   ----------   ----------    ----------
Balance, September 30, 1994                15,573,571     15,574   1,760,061   7,139,459   (1,115,392)   2,085,720     9,885,422
Return of capital contributions                --         --          --         (19,796)      --           --           (19,796)
Issuance of preferred stock to
  existing stockholders                        --         --         456,011    (271,462)      --           --           184,549
Capitalization of retained earnings            --         --          --         417,927       --         (417,927)       --
Cash dividends on common stock                 --         --          --          --           --         (433,596)     (433,596)
Cash dividends on preferred stock              --         --          --          --           --         (291,256)     (291,256)
Net income                                     --         --          --          --           --        2,085,662     2,085,662
Translation adjustment                         --         --          --          --       (1,288,624)      --        (1,288,624)
                                          -----------  ---------   ---------   ---------   ----------   ----------    ----------
Balance, September 30, 1995                15,573,571     15,574   2,216,072   7,266,128   (2,404,016)   3,028,603    10,122,361
Issuance of common stock                    4,152,694      4,153      --          --           --           --             4,153
Agreement and Plan of Reorganization
  dated April 30, 1996:
  Common stock returned and canceled         (116,869)      (117)     --          --           --           --              (117)
  Divestment of assets                        (50,000)       (50)     --        (117,614)      --           --          (117,664)
Capital contributions                          --         --          --           2,883       --           --             2,883
Capitalization of retained earnings            --         --          --       2,198,855       --       (2,198,855)       --
Cash dividends on common stock                 --         --          --          --           --         (168,599)     (168,599)
Cash dividends on preferred stock              --         --          --          --           --         (211,750)     (211,750)
Net income                                     --         --          --          --           --        1,649,879     1,649,879
Translation adjustment                         --         --          --          --       (1,192,237)      --        (1,192,237)
                                          -----------  ---------   ---------   ---------   ----------   ----------    ----------
Balance, September 30, 1996               $19,559,396     19,560   2,216,072   9,350,252   (3,596,253)   2,099,278    10,088,909
                                           ==========  =========   =========   =========   ==========   ==========    ==========

          See accompanying notes to consolidated financial statements.

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994


(1)   Business and Summary of Significant Accounting Policies
      -------------------------------------------------------

      (a)  Corporate Activity
           ------------------

           Costa Rica International, Inc. (the "Company"), formerly Quantum Learning Systems, Inc. was incorporated under the laws of the State of Utah on February 6, 1986 and filed a public offering in 1987.
           In April 1994, the Company changed its legal domicile from Utah to Nevada. In April 1996, the Company entered into an acquisition agreement to acquire the majority of the stock of Corporacion Pipasa, S.A. (Pipasa). This transaction was approved by the shareholders of the Company on August 5, 1996 and consummated on September 30, 1996. Simultaneously with the acquisition of Pipasa, the Company divested itself of all other subsidiaries.

      (b)  Agreement and Plan of Reorganization
           ------------------------------------

           On April 30, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") for the acquisition of Pipasa, and the divestiture of all other subsidiaries of the Company. The shareholders approved the plan of reorganization on August 5, 1996.

           Prior to the reorganization, the Company had three educational subsidiaries: Cambridge Academy, Sentient, Inc. and Current Concept Seminars, Inc., and a real estate development division.
           As a condition to the Agreement and the underlying acqusition, the acquiror was required to divest itself of all other operations, including the former subsidiary corporations and the real estate division, by the delivery date of the common shares.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


           Also on September 30, 1996, the Company entered into an agreement with InterCoast Financial Corporation (IFC) to sell the former subsidiaries to IFC. Control of the Company changed on August 5, 1996 by shareholder approval. The final documentation was completed on September 30, 1996. Pursuant to the Agreement, InterCoast Financial Corporation acquired the subsidiaries in exchange for 50,000 shares of common stock of Costa Rica International, Inc. and indemnification by the Company from any liability, damage or deficiency, all actions, suits, proceedings, demands, assessments, judgments, costs and expenses including attorney's fees, incident to the subsidiaries. The acquisition of the shares was accounted at fair value.

           Pursuant to the Agreement, and as of September 30, 1996, the Company had exchanged 15,573,571 shares of its common stock for approximately 59.56% of Pipasa's common shares. The remaining 40.44% of Pipasa's common shares were not available for transfer under the Agreement because they were used to secure a loan. The 15,573,571 shares represent approximately 79% of the issued and outstanding shares of the Company. The 40.44% interest not acquired in the merger transaction has been accounted for as minority interest for all years presented.

      (c)  Operations of Corporacion Pipasa, S.A.
           --------------------------------------

           On January 7, 1991, Industrias Derivados de Pollo, S.A
           (Idepo, S.A.), Retisa S.A., Servicios Multiples Pipasa, S.A. (Semupi, S.A.), Avicola Chacara, S.A., Concentrados Belen, S.A., Empolladora Belen, S.A., Granja Avicola Monica, S.A., Planta Procesadora de Aves, S.A., Grupo Pipasa, S.A., Productores Huevo Fertil, S.A. (Prohufe, S.A.) and El Polluelo, S.A., merged into the surviving entity, Akron, S.A. The articles of incorporation were simultaneously amended to reflect the Company's new name, Corporacion Pipasa, S.A. On January 1996, Rincon de los Toros, S.A. merged with Corporacion Pipasa, S.A. Since the mergers were between companies under common control, the net assets were recorded at book value.

           Pipasa produces and markets poultry products on 33 farms and in 2 processing plants located throughout Costa Rica. Pipasa's main market is within Costa Rica and in the countries of El Salvador, Honduras, Nicaragua, and Colombia.

      (d)  Consolidation Principles
           ------------------------

           The consolidated financial statements include the accounts of Costa Rica International, Inc. and its 59.56% owned subsidiary, Corporacion Pipasa, S.A.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


           The consolidated financial statements as of September 30, 1996 reflect the acquisition of Pipasa as a reverse acquisition, whereby Pipasa is treated as the accounting acquirer and the Company as the legal acquirer. Accordingly, for financial reporting purposes, the issuance of stock in the acquisition is treated as an issue by the operating company Pipasa, and the historical financial statements of Pipasa as of September 30, 1994 and 1995 have been presented in the consolidation.

           All significant intercompany balances and transactions have been eliminated in consolidation.

      (e)  Restated Consolidated Financial Statements
           ------------------------------------------

           The consolidated financial statements of Costa Rica International, Inc. and Subsidiary as of September 30, 1996 have been restated by the Company to properly account for the following:

           - The business combination of Costa Rica International, Inc. with Corporacion Pipasa, S.A. had been accounted by using the purchase method. As a result, the Company had recorded the assets of Pipasa at fair market value. The combination should have been treated as a reverse acquisition, whereby Pipasa should have been treated as the accounting acquirer and Costa Rica International, Inc. as the legal acquirer. In accordance with Generally Accepted Accounting Principles ("GAAP"), Pipasa (the accounting acquiror) must account for its acquisition of Costa Rica International, Inc. as a reverse merger.

           - The Company previously reflected the results of operations of Quantum Learning Systems, Inc. as the historical financial statements of the Company through the date of the merger. Generally Accepted Accounting Principles require that the historical financial statements of the entity after the reverse merger be those of the accounting acquiror. Historical financial statements of the Company have been recast accordingly.

           - The Company mistakenly accounted for a tranfer of goodwill. A business combination between an operating enterprise and a "shell company" in which the shell company is the issuer of securities and the operating enterprise is determined to be the acquiring enterprise for financial reporting purposes, should be treated for financial reporting purposes as an issuance of securities by the operating enterprise. The operating enterprise would credit equity for the fair value of the tangible net assets of the shell company. No goodwill or intangible assets would be recognized in this transaction.
              Costs directly related to this transaction may be expressed as incurred or charged directly to equity. The financial statements of the Company will be revised so as not to reflect any transfer of goodwill.

           - The non-monetary assets and liabilities included in the financial statements of Pipasa had been translated from Costa Rican currency (colones) to US $ dollars at historical exchange rates. As of December 31, 1984, Costa Rica is no longer considered to be a highly inflationary country according to Statement of Financial Accounting Standards No. 52, and consequently, the functional currency of Pipasa is the Costa Rican colon (local currency). Assets and liabilities should have been translated to US $ dollars using year-end exchange rates and income statements at average rate.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


           - On August 26, 1996, the Company entered into an agreement to acquire equity ownership rights equivalent to 10% of the outstanding common stock of Inolasa Group for $4,858,955. As of September 30, 1996, only the $934,842 advance paid on the total purchase price has been recorded in the financial statements. However, by date of this Amendment, the total purchase price has been paid. The consolidated financial statements have been restated to reflect the total amount of the equity ownership rights in the other assets account; and the related liability.

           Accordingly, the 1996 consolidated balance sheet has been restated as follows:

                                                                          Stockholders'
                                                                       Equity and Minority
                                           Assets       Liabilities         Interest
                                           ------       -----------    -------------------

           Balance on September 30,
             1996, as previously
             reported                  $ 62,351,671     $18,919,347      $ 43,432,324
           Adjustments for correction
             of the business
             combination method,
             translation of financial
             statements and other
             assets                     (24,142,964)      3,771,049       (27,914,013)
                                       ------------     -----------      ------------
           Balance as of September 30,
             1996, as restated         $ 38,208,707     $22,690,396      $ 15,518,311
                                       ============     ===========      ============

      (f)  Accounting Principles
           ---------------------

           The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP). Accounting records of Pipasa are kept according to generally accepted accounting principles in Costa Rica and have been converted to USGAAP in consolidation.

      (g)  Use of Estimates
           ----------------

           The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from those estimates.

      (h)  Foreign Currency Translation
           ----------------------------

           Most business transactions of Pipasa take place in the Republic of Costa Rica, where the local currency is the colon ([cent sign]). The parity of the colon to the US dollar is determined in a free exchange market, supervised by the Central Bank of Costa Rica. As of September 30, 1996, 1995 and 1994, commercial exchange rates have been ([cent sign])213.94, ([cent sign])187.62 and ([cent sign])160.51 to US $1.00, respectively.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


           The financial statements of Corporacion Pipasa, S.A. have been translated into US dollars on the basis of the colon ([cent sign]) as the functional currency, as follows: assets and liabilities denominated in dollars have been stated at nominal dollar amounts; assets and liabilities denominated in Costa Rican colones have been translated at the commercial exchange rates in effect on September 30, 1996, 1995 and 1994; Stockholders' equity accounts have been translated at exchange rates in effect when incurred or realized (historical exchange rates); income and expenses have been translated at average exchange rates in effect during the years then ended. Translation adjustments have been recorded as a separate component of Stockholders' equity.

      (i)  Cash Equivalents
           ----------------

           Highly liquid investments with original maturities of 3 months or less are treated as cash equivalents.

      (j)  Investments
           -----------

           The Company has investments in short-term debt securities that have been classified under the provisions of SFAS No. 115 as held to maturity.

           Short-term investments consist primarily of commercial paper with original maturities between three and twelve months, which bear interest ranging from 7% to 8%, and are carried at cost, which approximates fair market value.

      (k)  Inventories and Allowance for Renewal of Production Poultry
           -----------------------------------------------------------

           Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost.

           Allowance for renewal of production poultry is determined based on the estimated poultry reproductive period.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


      (l)  Property, Plant and Equipment
           -----------------------------

           Property, plant and equipment are stated at cost. Improvements to property and equipment which extend their useful lives are capitalized. Disbursements for maintenance, repairs and minor renewals are charged to expenses when incurred.

      (m)  Depreciation and Amortization
           -----------------------------

           Depreciation is provided by the straight-line method, for both financial reporting and tax purposes, over estimated useful lives as follows: buildings - 50 years; vehicles, machinery and equipment, furniture and fixtures - between 5 and 20 years.

           Cost of leasehold rights on leased properties, accounted for as operating leases, are amortized over 5 years (lease term) using the straight-line method.

      (n)  Advertising Costs
           -----------------

           Advertising costs are expensed as incurred. Advertising costs amounted to $445,466, $386,135 and $475,171 in 1996, 1995 and 1994,
           respectively.

      (o)  Income Taxes
           ------------

           The Company accounts for income taxes in accordance with statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

      (p)  Fair Value of Financial Instruments
           -----------------------------------

           Financial instruments are not held for trading purposes. The Company estimates that the fair value of all financial instruments on September 30, 1996 and 1995 does not differ materially from the aggregate carrying values recorded in the financial statements. The estimated fair value and, accordingly, the estimates, are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      (q)  Pro-Forma Earnings per Share
           ----------------------------

           Pro-forma earnings per share have been computed on the basis of the weighted-average number of common shares outstanding, totaling 15,573,571 for the years ended September 30, 1996, 1995 and 1994. The shares used in computing earnings per share for the periods prior to the reverse merger are those shares issued by the Company to effect the business combination. The minority interest in the earnings of Pipasa and dividends on preferred stock have been excluded from earnings available to common stockholders.

      (r)  Impairment of Long-Lived Assets and Long-Lived Assets to Be
           Disposed Of
           -----------------------------------------------------------

           In March 1995, the Financial Accounting Standards Board issued
           SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which became effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management does not expect that the adoption of this Statement will have a material impact on the Company's financial position, results of operations, or liquidity.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


      (s) Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
           ------------------------------------------------------------------

           In June 1996, the Financial Accounting Standards Board issued
           SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. It is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities placed on consistent application of a financial-components approach that focuses on control. It distinguishes between transfers of financial assets that are sales and transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

(2)   Notes and Accounts Receivable
      -----------------------------

      Notes and accounts receivable consist of the following:

                                               1996                1995
                                               ----                ----

      Accounts Receivables
        Trade receivables                  $  3,802,023        $  3,246,364
        Other                                   845,917             918,014
                                           ------------        ------------
                                           $  4,647,940        $  4,164,378
      Less allowance for doubtful
        accounts                                212,872              77,012
                                           ------------        ------------
                                           $  4,435,068        $  4,087,366
      Short-term notes-trade                    178,694              62,271
                                           ------------        ------------
                                           $  4,613,762        $  4,149,637


(3)   Accounts and Transactions with Related Parties
      ----------------------------------------------

      In 1994, Pipasa acquired 9% of the outstanding common stock of Cerveceria Americana, S.A. (C.A.) from Inversiones La Ribera, S.A., Pipasa's main stockholder, for approximately $1,080,000. On June 30, 1996, Pipasa sold its 9% ownership in C.A. back to Inversiones La Ribera for $848,402, which was the carrying value as of the date of this Amendment.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


      On August 26, 1996, Pipasa entered into an agreement with Inversiones La Ribera, S.A. (principal stockholder) to acquire,for $4,858,955, 10% of the equity ownership rights in Grupo Inolasa, an independent third party and a significant supplier to Pipasa. As of September 30, 1996, Pipasa has made payments of $934,842 in connection with its commitment; the unpaid balance has been agreed to be paid during the year ending September 30, 1997 (see note 8). As of the date of this Amendment, the total purchase price has been paid.

      Balance and transactions with related parties consist of the following:

                                               1996                1995
                                               ----                ----

      Due from stockholders                $  1,104,990        $  1,939,380
      Due from related parties                  199,510             172,170
                                           ------------        ------------
                                           $  1,304,500        $  2,111,550
                                           ============        ============

      Due to stockholders                  $  3,924,114        $     -
                                           ============        ============

      Balance due to stockholders is originated from the agreement to acquire equity ownership rights equivalent to 10% of the outstanding common stock of Inolosa Group, which was owned by Inversiones La Ribera, S.A.

      Balance due from stockholders originates from non-interest bearing loans made when the Company was still privately owned to Inversiones La Ribera, S.A. and the Company's Chief Executive Officer and shareholder, starting on October 1, 1996, such loans bear interest at market rates.

(4)   Inventories, net
      ----------------

      Inventories, net consist of the following:

                                               1996                1995
                                               ----                ----

      Finished products                    $  2,176,876        $  1,074,102
      Poultry                                 1,770,714           1,654,080
      Production poultry                      1,452,607           1,407,635
      Materials and supplies                  1,361,296           1,079,171
      Raw materials                             786,848           1,119,594
      In transit                                 19,929              26,063
                                           ------------        ------------
                                           $  7,568,270        $  6,360,645
      Allowance for renewal of
        production poultry                     (419,473)           (429,090)
                                           ------------        ------------
          Inventories, net                 $  7,148,797        $  5,931,555
                                           ============        ============


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


(5)   Fair Value of Financial Instruments
      -----------------------------------

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments on September 30, 1996 and 1995. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                       1996                            1995
                                            ---------------------------     ---------------------------
                                              Carrying          Fair          Carrying          Fair
                                               Amount           Value          Amount           Value
                                              --------          -----         --------          -----

      Current assets:
        Cash and cash equivalents           $ 5,129,312     $ 5,129,312     $ 2,113,595     $ 2,113,595
        Short-term investments                  260,339         260,339         249,138         249,138
        Notes and accounts
          receivable, net                     5,918,262       5,918,262       6,261,187       6,261,187
        Long-term receivable-trade              211,362         211,362         201,433         201,433
      Current liabilities:
        Notes payable                        13,335,454      13,335,454       8,863,144       8,863,144
        Current installments of
          long-term debt                      1,461,118       1,461,118       1,167,541       1,167,541
        Accounts payable                      2,562,129       2,562,129       2,382,905       2,382,905
        Long-term debt                        3,593,601       3,593,601       2,379,691       2,379,691

      The data presented above represent management's best estimates based on a range of methodologies and assumptions, including the following:

      - For cash and cash equivalents, short-term investments, accounts payable, notes and accounts receivable and long-term receivable-trade, the carrying amounts approximate fair value because of the short maturity of these instruments.

      - For notes payable, current installments of long-term debt and long-term debt, the carrying amount approximates fair value.

      The Company has entered into derivative transactions for purposes other than trading as a means of managing the risk of future commitments. Futures contracts of less than one year are used to hedge fluctuations in the prices of corn.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


(6)   Property, Plant and Equipment, net
      ----------------------------------

      Property, plant, and equipment, net, are summarized as follows:

                                                    1996                1995
                                                    ----                ----

      Land                                      $  2,444,323        $  2,818,755
      Buildings and facilities                     6,394,134           6,271,683
      Machinery and equipment                      6,687,936           6,734,058
      Vehicles                                     1,685,967           2,067,595
      Advertising signs and display                  381,039             429,780
      Machinery in transit                             5,380              47,724
      Construction in process                        441,130           1,263,880
                                                ------------        ------------
                                                $ 18,039,909        $ 19,633,475
      Less accumulated depreciation                4,435,801           4,380,867
                                                ------------        ------------
      Property, plant, and equipment, net       $ 13,604,108        $ 15,252,608
                                                ============        ============

      Most of the above assets have been pledged in guarantee of certain long-term debt (see note 10).

      Depreciation expense in 1996, 1995 and 1994 amounted to $1,232,269, $1,306,617 and $1,254,519, respectively.

(7)   Long-Term Investments
      ---------------------

      Long-term investments consist of the following:

                                                    1996                1995
                                                    ----                ----

      Investments in equity
        Brewery Cerveceria Americana, S.A.
          (9% ownership)                        $     -             $    956,168
        Other                                         35,190              40,125
                                                ------------        ------------
                                                $     35,190        $    996,293
                                                ============        ============

(8)   Other Assets
      ------------

      As of September 30, 1996 other assets include $4,858,955 of equity ownership rights equivalent to 10% of the outstanding common shares of Grupo Inolasa, a significant supplier of raw materials to Pipasa. Grupo Inolasa is currently undergoing a corporate and legal restructuring, which includes the formation of a new holding company. Share certificates are expected to be issued and delivered to Pipasa by no later than December 1, 1997, for no additional consideration.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


(9)   Notes Payable
      -------------

      Notes payable consist of the following:

                                                    1996                1995
                                                    ----                ----

      Loans payable                             $  5,232,010        $  4,715,866
      Bank overdrafts                                545,118             867,563
      Commercial paper                             3,498,193           3,130,453
      Other                                          136,019             149,262
                                                ------------        ------------
                                                $  9,411,340        $  8,863,144
                                                ============        ============

      Loans payable include lines of credit and commitments with banks for letters of credit to support commercial operations with suppliers to acquire raw materials.

      As of September 30, 1996, the Company has line of credit agreements with banks for a maximum of $8.9 million, of which $5.2 million has already been used ($9.1 million and $4.7 million, respectively, for 1995). Agreements may be renewed annually, and bear interest at rates ranging between 9.75% and 10.75% per annum. Those agreements are secured by property.

      Commercial paper is unsecured debt certificates in colones registered with the Costa Rican Stock Exchange, with a maximum authorized amount of $4.6 million ([cent sign] billion). Commercial paper bears annual interest rates ranging from 20.25% through 39.75% (from 29% through 39.75% in 1995).

(10)  Long-Term Debt
      --------------

      Long-term debt is as follows:

                                                    1996                1995
                                                    ----                ----

      Colones-Denominated:
        Bank loans                              $  3,027,335        $  2,659,491
        Commercial paper-unsecured                    43,470             201,338
        Other                                         25,780              40,701
                                                ------------        ------------
                                                   3,096,585           2,901,530

      US $ Dollars-Denominated:
        Bank loans                                 1,953,489             641,360
        Other                                          4,645               4,342
                                                ------------        ------------
                                                   1,958,134             645,702
                                                ------------        ------------
                                                   5,054,719           3,547,232
          Less current installments                1,461,118           1,167,541
                                                ------------        ------------
                                                $  3,593,601        $  2,379,691
                                                ============        ============


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


      Bank loans are secured by most of the Company's land, buildings, machinery and equipment and vehicles, and are due from January 1997 through April 2003.

      Interest rates for long-term debt are as follows:


                                              1996              1995
                                              ----              ----
      US dollar loans                       8%-10.75%       6.84%-10.75%
      Costa Rican colones loans            23%-30.25%        26.25%-33%
      Commercial paper-unsecured             20%-34%         20%-39.75%


      Future payments on long-term debt at September 30, 1996 are as follows:


                           Year                          Amount
                           ----                          ------

                           1997                       $  1,461,118
                           1998                            914,479
                           1999                            812,513
                           2000                            440,498
                           2001                            440,101
                        Thereafter                         986,010
                                                      ------------
                                                      $  5,054,719
                                                      ============


(11)  Stockholders' Equity
      --------------------

      CRI

      Common Stock

      As of September 30, 1996, 60,000,000 common shares of CRI at $0.001 par value were authorized and 19,559,396 shares had been issued.

      Preferred Stock

      As of September 30, 1996, 5,000,000 preferred shares of CRI were authorized and no shares had been issued.

      PIPASA

      Preferred Stock

      As of September 30, 1996, 82,169 Class "C" preferred shares were authorized but not issued. No price in US dollars can be set for these shares that are authorized but not issued. The price in US dollars for these shares will depend on the prevailing exchange rate at the time the shares are actually issued.

      317,831 Class "C" preferred shares amounting to $2,216,072 were authorized and outstanding. The main characteristics of Class "C" preferred shares are as follows:

      - The 53,034 shares of Class "C-A" and the 60,702 shares of Class "C-B" and 72,695 shares of Class "C-D" receive a 10% annual dividend payable monthly and adjustable by the Board of Directors.

      - The 131,400 shares of Class "C-C" receive an dividend equal to the prime rate set by the Central Bank of Costa Rica plus two points and payable monthly.

      As of September 30, 1996, 200,000 Class "D" shares were authorized but not issued.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


      Retained Earnings
      -----------------

      Costa Rican legislation requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of total capital stock, be allocated to a legal reserve. As of September 30, 1996 and 1995, the Company has set aside earnings of $296,781 and $236,105 respectively, for the creation of a legal reserve.

(12)  Operating Leases
      ----------------

      The Company has operating leases for vehicles and cooling equipment. At the end of lease terms, the Company has the option of returning the equipment or buying the equipment at a depreciated price. A percentage of the money paid during the lease terms will be applied to this reduced purchase price.

      Under the lease terms, the Company is required to maintain a self-insurance trust with the lessor bank. An initial deposit is made with the bank at the inception of the lease to create the self-insurance fund. After an initial 6 month period, during which time the Company does not need to make payments to the Fund, the Company is required to make monthly payments to the Fund for the remainder of the lease term. In case of accidents or major repairs to vehicles under the lease, the Company submits request for reimbursement, less a deductible, to the Fund. The life of each trust is equivalent to the duration of the respective lease. At the end of the lease term, any remaining funds will be returned to the Company. The Company established three funds in May, July and August 1995, and no claims have been filed. The balance of the self-insurance fund amounted to $80,736 and $113,574 at September 30, 1996 and 1995, respectively.

      Future minimum lease payments for the years ending in September 30 are as follows:

                         1997                         $  307,734
                         1998                            213,495

      Rental expenses for operating leases amounted to $276,740, $252,143 and $413,712 in 1996, 1995 and 1994, respectively.

(13)  Income Taxes
      ------------

      Income tax expense attributable to income from continuing operations for the years ended September 30, 1996, 1995 and 1994 consists of:

                                           Current       Deferred         Total
                                           -------       --------         -----

      Year ended September 30, 1996:     $  244,431         -          $  244,431
      Year ended September 30, 1995:     $  250,802         -          $  250,802
      Year ended September 30, 1994:     $  137,463         -          $  137,463



                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


      Costa Rican income tax expense attributable to income from continuing operations was $244,431, $250,802, and $137,463, for the years ended September 30, 1996, 1995, and 1994, respectively, and differs from the amounts computed by applying the Costa Rican corporate tax rate of 30% to pretax income from continuous operations as a result of the following:

                                                         1996              1995            1994
                                                         ----              ----            ----

      Computed "expected" income tax expense         $    904,782      $  1,125,704      $    889,995
      Increase (reduction) in income taxes
        resulting from:
        Interest earned outside Costa Rica
          and other income not subject to taxation       (106,994)          (87,619)          (72,297)
        Reduction of allowance for doubtful
          accounts                                         -                (39,848)           -
        Tax benefits under Costa Rica Income Tax
          Law Article 8, Section T for Agricultural
          Companies and Article 8, Section F             (356,136)         (483,277)         (406,998)
        Deduction for reinvestment of prior
          year earnings in machinery and
          equipment under Costa Rica Income Tax
          Law Article 8, Section T for Agricultural
          Companies                                      (250,284)         (302,332)         (291,696)
        Non-Deductible depreciation expense                57,792            40,432            19,508
        Export incentives granted under Costa Rica
          Income Tax Law Article 66                        (4,729)           (2,258)           (1,049)
                                                     ------------      ------------      ------------
                                                     $    244,431      $    250,802      $    137,463
                                                     ============      ============      ============


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996, 1995 and 1994 are presented below:

                                                         1996              1995            1994
                                                         ----              ----            ----

      Deferred tax assets

      Allowance for doubtful accounts                $     44,230      $     23,104      $     38,264
      Revaluation of property, plant and
        equipment depreciable for Costa Rican
        tax purposes                                    2,547,293         2,614,635         3,326,463
                                                     ------------      ------------      ------------
      Total gross deferred tax assets                   2,591,523         2,637,739         3,364,727
      Less valuation allowance                         (2,591,523)       (2,637,739)       (3,364,727)

      Net deferred tax assets                              -                 -                 -
                                                     ============      ============      ============


      The Company has not recognized a deferred tax asset for the current year or the prior years. The valuation allowance has been established at 100% of the deferred tax asset balance. Under Costa Rican Income Tax Law, the Company is subject to a 1% asset tax which may be credited against the regular income tax liability. However, if the income tax is less than the asset tax liability in the same tax year, the asset tax must still be paid in full. The deferred tax asset results primarily from the revaluation of the fixed assets. The Company has historically reported a slightly higher asset tax liability compared to the income tax liability. In addition, the Company has significant tax incentives available in Costa Rica which will reduce future taxable income thereby reducing the potential benefit of the additional depreciation resulting from the fiscal asset revaluation. Based on the above, the Company's management does not consider that the deferred tax asset will be realized in the foreseeable future and thereby justify the recognition of a deferred tax asset on the financial statements.

      In accordance with the Costa Rican income tax regulations, the companies are required to file the annual income tax returns for the twelve-month period ended September 30 of each year.

      The income tax returns of Pipasa for the years ended September 30, 1994 through 1996 are open to inspection by the Costa Rican tax authorities.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


(14)  Stock Warrants
      --------------

      On January 21, 1994, the Company entered into an investment banking agreement with M. H. Meyerson & Co. The agreement required the Company to issue warrants to purchase 300,000 shares of common stock with an exercise price of $1.85 per warrant and demand and piggyback registration rights. The registration rights may not be demanded during the 18 months immediately following the date of the agreement. The rights become exercisable 19 to 48 months after the date of the agreement.

      On June 1, 1994, Management of the Company approved the issuance of warrants to purchase 200,000 shares of common stock at $.75 per share to an outside consultant in exchange for services to be rendered to the Company.

      On August 1, 1995, the Management of the Company approved the sale of warrants to two members of its Board of Directors and one independent consultant, for the purchase price of $100 each. The warrants are for the purchase of a total of 250,000 shares of the Company's
      $0.001 common stock at an exercise price of $0.10 per share. The warrants may be exercised anytime from August 1, 1995 to August 1, 2000. Between November and December 1996, 250,000 warrants were exercised and both Directors and the independent consultant received 250,000 shares.

(15)  Concentration of Risk
      ---------------------

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables.

      The Company places its cash equivalents and short-term investments with high credit quality financial institutions.

      Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base. Thus, the trade credit risk is wide spread. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. Losses due to uncollectible receivables have not been material.

(16)  Commitments and Contingencies
      -----------------------------

      The Company does not have damage insurance or a specific self-insurance fund for vehicles that are not under lease agreements. The Company has liability insurance to cover third parties through an umbrella policy ranging from $58,153 to a maximum of $1,453,826.


                                                                    (Continued)

                 COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


      The income tax returns of Pipasa for 1993, 1994 and 1995 were assessed at $43,922 and $169,851 and $85,907, respectively. Due to the disallowance by the Costa Rican tax authorities of approximately 26.03% in the aggregate of the deductions taken by Pipasa for 1993, 1994, and 1995, the 1993 assessment has been contested, and 1994 and 1995 assessments are in the process of being contested by the Company. Management does not believe this matter will be resolved in the next fiscal year. No accrual has been made for any losses that may result from the resolution of this uncertainty.

      The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                                     SIGNATURES
                                     ----------

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant that duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COSTA RICA INTERNATIONAL, INC.



Dated:  August 29, 1997              By:/s/---------------------------------
                                        Calixto Chaves
                                        Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     CHIEF FINANCIAL AND ACCOUNTING OFFICER



Dated:  August 29, 1997              By:/s/--------------------------------
                                        Lic. Jorge Ml. Quesada
                                        Treasurer


                                     SECRETARY



Dated:  August 29, 1997              By:/s/----------------------------------
                                        Monica Chaves
                                        Secretary