Form 10QSB/A
period 1996-12-31
COSTA RICA INTERNATIONAL INC
filed 1997-09-10
CIK 789881

SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                  Amendment No 2 to
                                    FORM 10-QSB/A

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 1996

                                          or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

    For the transition period from ____________ to ____________

                             Commission File No. 0-18222

                            COSTA RICA INTERNATIONAL, INC.
                -----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


             Nevada                                       87-0432572
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization                      Identification No.)


Suite 303, 2525 S.W. 3rd Ave., Miami, Florida                33129
  (Address of principal executive offices)                 (Zip Code)

                          (305) 250-9938 / (305) 250-9939
                (Registrant's telephone number including area code)


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

PART 1 -  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          See attached amended and restated financial statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following section supersedes Management's Discussion and Analysis of Financial Condition and Results of Operations in the Quarterly Report on Form 10-QSB for December 31, 1996.

          For purposes of comparison and evaluation, Statements of Income of Corporacion Pipasa, S.A. ("Pipasa"), the Company's sole operating subsidiary are used. These comparisons do not reflect the fact that the Company owns 59.56% of Pipasa's common stock and, as a result, will receive income only through the payment of dividends by Pipasa to the Company as a holder of Pipasa's common stock.

          On March 5, 1997, the Company announced through a press release, that certain reports filed with the Securities and Exchange Commission, had to be amended due to an overstatement in the assets reported due to an error when applying currency translation and purchase accounting methods. This amount is estimated to be between $20 million and $25 million. The error was detected by the registrant with the assistance of its new external auditors, KPMG Peat Marwick, who recently completed their re-audit. The Company corrected these errors in Amendment No. 1 to its Annual Report on Form 10-KSB/A filed with the Commission on September 2, 1997.

          For purposes of preparing this amendment to the Quarterly Report on Form 10-QSB as of December 31, 1996, the Company has reflected balance sheet accounts as of September 30, 1996, certified by KPMG Peat Marwick. The balance sheets were filed with adjusted amounts in a September 2, 1997 amendment.

          Revenues of the Company for the quarter ended December 31, 1996 increased from $16,200,382 in fiscal year 1995 to $16,939,441 in fiscal year 1996, an increase of approximately 4.56% over the previous year. The Company experienced an increase in revenues as a result of an increase in its volume of sales in Costa Rica.

          The gross profit for the quarter and three month period is slightly lower in comparison to the previous year. The gross profit this period fell US $356,653, a decline of 7.77%. This decline is due to the rise in the price of raw materials such as corn and soy bean meal during 1996.

          Cost of sales in December, 1996 was 75.01% as of percentage of sales, and 71.67% over the previous year.

          The net profit before taxes and minority interest for the first quarter fell US $108,270 from $1,135,885 in 1995 to $1,027,615 in 1996, a decline of 9.53%. The net profit after taxes and minority interest for the first quarter fell from $617,673 in 1995 to $509,128 in 1996, a decline of 9.53%. This decline is due to the rise in the price of imported grains such as corn and soy bean, the Company's main raw materials, and general and administrative expenses.

        The Company's selling expenses decreased by 0.86% as a result of more efficient management of its resources. General and administrative expenses increased 14.62% in 1996 in comparison to 1995, due to extraordinary expenses related with Costa Rica International, Inc.

          Management expects continued growth of revenues from its core business activities. Management is continuing to expand its market operations and to cut costs to maximize profit potential.

LIQUIDITY AND CAPITAL RESOURCES

          For purposes of comparison and evaluation, the liquidity and capital resources of Pipasa, the Company's sole operating subsidiary are used. These comparisons do not reflect the fact that the Company owns 59.56% of Pipasa's common stock and, as a result, will receive income only through the payment of dividends by Pipasa to the Company as a holder of Pipasa's common stock.

          As of December 31, 1996, Cash and Cash Equivalent of CRI were $907,371, as compared to $5,129,312 at September 30, 1996.

          There was an increase in Cash and Cash Equivalent of Pipasa in September 30, 1996, due to the collection of a note receivable from related parties that had been deposited in a current account on that date.

          As of December 31, 1996, the working capital ratio of Pipasa was
1.04 as compared to 0.98 at September 30, 1996.

          On August 26, 1996 Pipasa entered into an agreement with Inversiones La Ribera, S.A. (a company owned and controlled by its Chairman and Chief Executive Officer, Mr. Chaves) to acquire, for $4,858,955, 10% of equity ownership rights to Inolasa and Adecsa ("Inolasa Group"), an independent third party and significant supplier of raw material to Pipasa. Inversiones
La Ribera S.A. is both a principal stockholder of Pipasa and a related party since it is beneficially controlled by Mr. Chaves, who is President to both the Company and Pipasa. On September 30, 1996, Pipasa had made payments of $934,842 in connection with such agreement; the unpaid balance was to be paid during the year ending September 30, 1997. As of the date of this filing, the balance due for the transaction has been paid in full.

FORWARD-LOOKING INFORMATION

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          No exhibits as set forth in Regulation S-K are considered necessary in this 10-QSB/A filing.

                           Costa Rica International, Inc.
                        Consolidated Condensed Balance Sheet
                   As of December 31, 1996 and September 30, 1996

                                                   Unaudited        Audited
                                                   ---------        -------
                                                 December 1996   September 1996
                                                 -------------   --------------
ASSETS

Current Assets
  Cash and cash equivalents                       $   907,371     $ 5,129,312
  Short term investments                            1,992,262         260,339
  Notes and accounts receivable - net               5,217,655       4,613,762
  Due from related parties                          2,952,908       1,304,500
  Inventories - net                                 7,764,297       7,148,797
  Prepaid expenses                                     69,666         157,889
                                                  -----------     -----------
  Total Current Assets                             18,904,159      18,614,599
                                                  -----------     -----------

Long term notes receivable - trade                     98,826         211,362
Long term investment                                  150,839          35,190
Property, plant and eq. - net                      13,247,966      13,604,108
Other assets                                        5,469,836       5,743,448
                                                  -----------     -----------
Total Assets                                      $37,871,626     $38,208,707
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                    10,160,488       9,411,340
  Due to related parties                            2,539,718       3,924,114
  Current installment of long term debt             1,117,501       1,461,118
  Accounts payable                                  2,869,353       2,562,129
  Accrued expenses                                  1,462,234       1,642,455
                                                  -----------     -----------
  Total Current Liabilities                        18,149,294      19,001,156
                                                  -----------     -----------

Long term debt, excluding current
   installments                                     3,595,972       3,593,601
Other Liabilities                                      96,216          95,639
                                                  -----------     -----------
Total Liabilities                                  21,841,482      22,690,396
                                                  -----------     -----------

Minority Interest                                   5,645,299       5,429,402

Stockholders' Equity

Common Stock - $.001 par; 60,000,000
  shares authorized; 19,810,396 shares
  outstanding as of December  31, 1996                 19,810          19,560
Preferred Stock - 317,831 shares
  outstanding as of December 31, 1996               2,216,072       2,216,072
Additional paid-in capital                          9,375,002       9,350,252
Cumulative translation adjustment                  (3,788,827)     (3,596,253)
Retained Earnings                                   2,562,788       2,099,278
                                                  -----------     -----------
Total Stockholders' Equity                         10,384,845      10,088,909
                                                  -----------     -----------
Total Liabilities and
  Stockholders' Equity                            $37,871,626     $38,208,707
                                                  ===========     ===========


    See accompanying notes to consolidated condensed financial statements.


                        Costa Rica International, Inc.
                 Consolidated Condensed Statements of Income
                                   Unaudited


                                                              Three Months Ended
                                                  December 31, 1996       December 31, 1995
                                                  -----------------       -----------------
                                                                              Corporacion
                                                                              Pipasa S.A.
                                                                              -----------

Net sales                                             $16,939,441                16,200,382
Cost of sales                                          12,707,667                11,611,955
                                                  ---------------         -----------------
    Gross Profit                                        4,231,774                 4,588,427
                                                  ---------------         -----------------

Operating expenses
    Selling                                             1,601,304                 1,615,297
    General and administrative                          1,302,376                 1,136,252
                                                  ---------------         -----------------
    Total operating expenses                            2,903,680                 2,751,549
                                                  ---------------         -----------------

Income from Operations                                  1,328,094                 1,836,878

    Interest expense-net                                  547,772                   740,239
    Interest income                                      (219,031)                 (115,987)
    Exchange gains losses (gains)-net                      38,356                    93,370
    Miscellaneous expenses (gains)-net                    (66,618)                  (16,629)
                                                  ---------------         -----------------
Other expenses                                            300,479                   700,993
                                                  ---------------         -----------------
Income before income tax and
    minority interest                                   1,027,615                 1,135,885

Income taxes                                              140,660                    98,302
                                                  ---------------         -----------------
Income before minority interest                           886,955                 1,037,583
Minority interest                                         377,827                   419,910
                                                  ---------------         -----------------
Net income                                        $       509,128                   617,673
Preferred Stock Dividend                                   76,631                    71,079
                                                  ---------------         -----------------
Income applicable to common stock                         432,497                   546,594
                                                  ===============         =================
Earnings per share:
    Net income per common share:                  $         0.022         $           0.035
                                                  ---------------         -----------------
    Weighted average number of
      common shares outstanding                        19,676,063                15,573,571
                                                  ---------------         -----------------


See accompanying notes to consolidated condensed financial statements.


                         Costa Rica International, Inc.
                           Statements of Cash Flows
              For the three months ended December 31, 1996 and 1995
                                  Unaudited
                                  ---------


                                                                 Corporacion
                                                                 Pipasa, S.A.
                                                       1996          1995
                                                    ---------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $    509,128   $    617,673
Adjustments to reconcile net income to
net cash provided by operating activities
  Depreciation and amortization                        378,395        338,363
  Allowance for doubtful accounts                                      46,999
  Loss (gain) on sale of productive assets             (49,004)       (11,799)
Cash provided by (used for) changes in:
     Short term investment                          (1,764,966)      (330,305)
     Notes and accounts receivable                    (691,127)      (530,678)
     Due from related parties                       (1,750,324)    (1,590,248)
     Inventories                                      (834,259)        43,537
     Prepaid expenses                                   84,895        (68,293)
     Accounts payable                                  300,415        467,190
     Accrued expenses                                  (46,019)      (354,083)
     Long term receivable - trade                      107,986         43,033
                                                   -----------    -----------
Net Cash Provided by Operating Activities           (3,754,880)    (1,328,611)
                                                   ===========    ===========

CASH FLOW FROM INVESTING ACTIVITIES:
  Decrease in long term investment                    (118,378)       (73,880)
  Additions to property, plant and equipment          (416,144)      (281,050)
  Proceeds from sale of productive assets               49,004         11,799
  Other assets                                         109,136         62,850
                                                   -----------    -----------
Net Cash Provided by Investing Activities             (376,382)      (280,281)
                                                   ===========    ===========

CASH FLOW FROM FINANCING ACTIVITIES:
  Short term financing - increase in notes payable   1,161,905        531,436
  Cash dividends                                       (45,618)       (64,704)
  Long term financing:
      New loans                                                       562,091
      Payments                                        (323,615)      (296,346)
  Issue of common Stock                                  5,000           -
  Due to related parties                            (1,289,578)          -
  Increase in Minority Interest                        215,898         57,817
                                                   -----------    -----------
Net Cash Provided by Financing Activities             (276,008)       790,294
                                                   ===========    ===========

EFFECT OF EXCHANGE RATE CHANGES ON CASH                185,329        190,205

  Net Increase (Decrease) in Cash                   (4,221,941)      (628,393)
  Cash Balance at beginning of period                5,129,312      2,113,595
                                                   -----------    -----------
  Cash Balance at end of period                    $   907,371    $ 1,485,202
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for the period for:
  Interest                                         $   524,947    $   702,491
                                                   ===========    ===========
  Income Taxes                                     $         -    $         -
                                                   ===========    ===========

See accompanying notes to condensed financial statements


                        COSTA RICA INTERNATIONAL, INC.
                         Notes to Financial Statements
                   December 31, 1996 and September 30, 1996


NOTE 1 - AGREEMENT AND PLAN OF REORGANIZATION
- ---------------------------------------------

On April 30, 1996, Corporacion Pipasa, S.A. (Pipasa) entered into an Agreement and Plan of Reorganization with Quantum Learning Systems, Inc. (Quantum) to be known as Costa Rica International, Inc. for the acquisition of Pipasa by Quantum. The transaction was approved by the shareholders of CRI on August 5, 1996 and was consummated on September 30, 1996. Pursuant to this agreement, approximately sixty percent (60%) of Pipasa is owned by CRI.

On March 5, 1997, the Company announced through a press release, that certain reports filed with the Securities and Exchange Commission, would have to be amended due to an overstatement in the assets reported due to an error when applying translation and purchase accounting methods. This amount was estimated to be between $20 million and $25 million. The error was detected by the registrant with the assistance of its new external auditors, KPMG Peat Marwick. The Company with the assistance of KPMG Peat Marwick corrected these errors in its Amendment No. 1 to its Annual Report on Form 10-KSB/A filed with the Commission on September 2, 1997.

For purposes of preparing this amendment to the Quarterly Report on Form 10-QSB/A as of December 31, 1996, the Company has reflected balance sheet accounts as of September 30, 1996, certified by KPMG Peat Marwick. The balance sheets were filed with adjusted amounts in a September 2, 1997 amendment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

PRINCIPLES OF CONSOLIDATION - The consolidated condensed financial statements as of December 31, 1996 and September 30, 1996, include all accounts of CRI and its currently owned subsidiary. All significant intercompany transactions and balances were eliminated. The consolidated condensed financial statements as of September 30, 1996 reflect Quantum's acquisition of Pipasa from a perspective of Quantum as the accounting acquirer.
KPMG Peat Marwick has now determined that under Opinion No. 16 of the Accounting Principal's Board, Pipasa should have been treated as the accounting acquirer. The financial statements as of December 31, 1996 reflect the adjustments which management currently estimates are necessary to correct this error.

FOREIGN CURRENCY TRANSLATION - FASB 52 "Foreign Currency Translation" states that "...if the financial statements of a foreign entity in a highly inflationary economy are stated in any currency other than the reporting currency, they must be remeasured into the reporting currency [using historical rates for non-monetary assets and liabilities]... As a result of that process, gains and losses from converting foreign currency financial statements into reporting currency are recognized in net income..." As of September 30, 1996, non-monetary accounts in the audited financial statements were translated using historical rates.
However, it was determined that Costa Rica is not a highly inflationary country, therefore, this method for translating financial statements to U.S. Dollars does not apply. As of December 31, 1996 the financial statements of Pipasa, have been translated into US dollars on the basis of the colon ([cent sign]) as the functional currency, as follows: assets and liabilities denominated in dollars have been stated as nominal dollar amounts; assets and liabilities denominated in Costa Rican Colones have been translated at the commercial exchange rates in effect as of September 30, 1996 and December
31, 1996; stockholder's equity accounts have been translated at exchange rates in effect when incurred or realized (historical exchange rate); income and expenses have been translated at average exchange rates in effect during the periods then ended. Translation adjustments have been recorded as a separate component of stockholders' equity

                        COSTA RICA INTERNATIONAL, INC.
                         Notes to Financial Statements
                   December 31, 1996 and September 30, 1996

and stockholders' equity was translated applying historical rates. Translation gains and losses are accumulated in a separate account as part of the stockholders' equity.

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

AMORTIZATION - Amortization of intangible assets, which include copyrights and royalties, is amortized using the straight-line method. Estimated useful lives for amortization purposes are as follows:

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

NEW ACCOUNTING STANDARDS - In March 1995, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which becomes effective for financial statements for fiscal years beginning after December 15, 1995. The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible assets and goodwill related to those assets be held and used for long-lived assets and certain identifiable assets to be disposed of. The Company is in the process of determining the effect, if any, of adopting this standard.

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

                        COSTA RICA INTERNATIONAL, INC.
                         Notes to Financial Statements
                   December 31, 1996 and September 30, 1996

In February 1997, the FASB issued Statement of Financial Accounting
Standard No. 128 "Earnings Per Share" (SFAS No. 128). This statement is effective for financial statements for both interim and annual periods ending after December 15, 1996. It requires restatement for all prior-period earnings per share ("EPS") data presented. SFAS No. 128 establishes standards for computing and presenting EPS and applies to entities with publicly held common stock. This Statement replaces the presentation of primary EPS with a presentation of basic EPS.

                       COSTA RICA INTERNATIONAL, INC.
                        Notes to Financial Statements
                  December 31, 1996 and September 30, 1996

NOTE 3 - SUMMARY OF FINANCIAL INFORMATION

NOTES AND ACCOUNTS RECEIVABLES
- ------------------------------

Notes and account receivables consist of:


                                                December 1996       September 1996
                                                -------------       --------------

Trade receivable                                    4,416,330            3,802,023
Other                                                 785,428              845,917
                                                -------------       --------------
                                                    5,201,758            4,647,940
                                                -------------       --------------
Allowance for doubtful accounts                       143,171              212,872
                                                -------------       --------------
                                                    5,058,587            4,435,068

                                                -------------       --------------
Short term notes - trade                              159,068              178,694
                                                -------------       --------------
                                                    5,217,655            4,613,762
                                                =============       ==============

INVENTORIES

Inventories, net consist of the following:

                                                December 1996       September 1996
                                                -------------       --------------

Finished Products                                   2,279,133            2,176,876
In-Process                                          1,673,821            1,770,714
Production Poultry                                  1,484,590            1,452,607
Materials and Supplies                              1,300,239            1,361,296
Raw Materials                                         518,119              786,848
In-Transit                                          1,051,725               19,929
                                                -------------       --------------
                                                    8,307,627            7,568,270
                                                -------------       --------------
Allowance for renewal of production
  poultry inventories, net                            543,330              419,473
                                                -------------       --------------
                                                    7,764,297            7,148,797
                                                =============       ==============



                        COSTA RICA INTERNATIONAL, INC.
                         Notes to Financial Statements
                   December 31, 1996 and September 30, 1996



PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                December 1996       September 1996
                                                -------------       --------------

Land                                                2,374,489            2,444,323
Buildings and facilities                            6,157,258            6,394,134
Machinery and equipment                             7,004,168            6,687,936
Vehicles                                            1,730,468            1,685,967
Advertising signs and display                         364,820              381,039
Machinery in transit                                    5,224                5,380
Construction in process                               242,641              441,130
                                                -------------       --------------
                                                   17,879,068           18,039,909
                                                -------------       --------------
Less, Accumulated Depreciation                      4,631,102            4,435,801
                                                -------------       --------------
                                                   13,247,966           13,604,108
                                                =============       ==============

                                      -9-

                                     SIGNATURES
                                     ----------

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant that duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COSTA RICA INTERNATIONAL, INC.



                                     By:/s/---------------------------------
                                        Calixto Chaves
                                        Chairman

Dated:  September 9, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     CHIEF FINANCIAL AND ACCOUNTING OFFICER



Dated:  September 9, 1997            By:/s/---------------------------------
                                        Jorge Mi. Quesada
                                        Treasurer


                                     SECRETARY



Dated:  September 9, 1997            By:/s/----------------------------------
                                        Monica Chaves
                                        Secretary