Form 10QSB/A
period 1997-03-31
COSTA RICA INTERNATIONAL INC
filed 1997-09-11
CIK 789881

SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                  Amendment No 1 to
                                    FORM 10-QSB/A

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

          For purposes of comparison and evaluation, liquidity and capital resources of Corporacion Pipasa, S.A. ("Pipasa"), the Company's sole operating subsidiary are used. These comparisons do not reflect the fact that the Company owns 59.56% of Pipasa's common stock and, as a result, will receive income only through the payment of dividends by Pipasa to the Company as a holder of Pipasa's common stock.

          The following section supersedes Management's Discussion and Analysis of Financial Condition and Results of Operations in the Quarterly Report on Form 10-QSB for March 31, 1997.

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

          For purposes of preparing this amendment to the Quarterly Report on Form 10-QSB as of March 31, 1997, the Company has reflected balance sheet accounts as of September 30, 1996, certified by KPMG Peat Marwick. The balance sheets were filed with adjusted amounts in a September 2, 1997 amendment.

          Revenues of the Company for the quarter ending March 31, 1997 increased from $15,001,487 in fiscal year 1996 to $15,704,186 in fiscal year 1997, an increase of US $702,699, approximately 5% over the previous year. The Company experienced an increase in revenues as a result of an increase in its volume of sales in Costa Rica as well as an increase in its exports to other countries.

          The gross profit for the quarter and six month period ended March 31, 1997 is lower in comparison to the previous year. The gross profit for this period fell US $134,667, a decline of 3.3%. This decline in gross profit is mainly due to a reduction in inventory levels which were produced at a higher cost. There was also a reduction in the cost of raw material which has not been reflected in the cost of sales. This also affects the net income before tax of the Company. The Company recorded a net profit before taxes and minority interest for the March 31, 1997 quarter of $714,170 compared to a net profit recorded before taxes and minority interest in 1996 of $715,112.
The six month period ended March 31, 1997 reflects an accumulated net income before taxes and minority interest of $1,741,786, a decrease of 5.90%, when compared to the six month period ended March 31, 1996, which realized a net profit of $1,850,998. The Company recorded a net profit after taxes and minority interest for the March 31, 1997 quarter of $313,102 compared to a net profit after taxes and minority interest of $392,648 in March 1996. The net profit after taxes and minority interest for the six months ended March 31, 1997 is $822,230 in comparison to $1,110,322 in 1996.

          General and administrative expenses increased by 29% partially due to an increase in the cost of professional services incurred by Costa Rica International, Inc. Selling expenses increased to 1.21%, due to export expenses associated with the Company's expansion into foreign markets. This trend continued for the six month periods ending March 31 of 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

          For purposes of comparison and evaluation, liquidity and capital resources of Corporacion Pipasa, S.A. ("Pipasa"), the Company's sole operating subsidiary are used. These comparisons do not reflect the fact that the Company owns 59.56% of Pipasa's common stock and, as a result, will receive income only through the payment of dividends by Pipasa to the Company as a holder of Pipasa's common stock.

          As of March 31, 1997, CRI's Cash and Cash Equivalent were $736,768, as compared to $5,129,312 at September 30, 1996.

          There was an increase in cash and cash equivalents of Pipasa at September 30, 1996, due to the collection of a note receivable from related parties that had been deposited in a current account on the date. At March 30, 1997, there was a decrease in Cash and Cash Equivalent, due to an increase in the working capital of the Company for an increase of notes receivable, and an investment in equipment.

          As of March 31, 1997, the working capital ratio was 1.05 as compared to 0.98 at September 30, 1996.

          On August 26, 1996 Pipasa entered into an agreement with Inversiones La Ribera, S.A. (a company owned and controlled by its Chairman and Chief Executive Officer, Mr. Chaves) to acquire, for $4,858,955, 10% of equity ownership rights to Inolasa and Adecsa ("Inolasa Group"), an independent third party and significant supplier of raw material to Pipasa. Inversiones La Ribera S.A. is both a principal stockholder of Pipasa and a related party since it is beneficially owned and controlled by Mr. Chaves, who is Chairman of both the Company and Pipasa. On September 30, 1996, Pipasa had made payments of $934,842 in connection with such agreement; the unpaid balance was to be paid during the year ending September 30, 1997. As of the date of this filing, the balance due for the transaction has been paid in full.

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

                              Costa Rica International
                        Consolidated Condensed Balance Sheet
                    As of March 31, 1997 and September 30, 1996

                                                  Unaudited         Audited
                                                  ---------         -------
                                                  March 1997    September 1996
                                                  ----------    --------------
ASSETS

Current Assets
  Cash and cash equivalents                       $   736,768     $ 5,129,312
  Short term investments                            1,959,511         260,339
  Notes and accounts receivable - net               7,555,341       4,613,762
  Due from related parties                          1,559,032       1,304,500
  Inventories - net                                 6,984,821       7,148,797
  Prepaid expenses                                    260,259         157,889
                                                  -----------     -----------
  Total Current Assets                             19,055,732      18,614,599
                                                  -----------     -----------

Long term notes receivable - trade                    268,756         211,362
Property, plant and eq. - net                      12,559,191      13,604,108
Long term investment                                  155,390          35,190
Other assets                                        5,616,181       5,743,448
                                                  -----------     -----------
Total Assets                                      $37,655,250     $38,208,707
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                    10,496,216       9,411,340
  Due to related parties                            2,470,636       3,924,114
  Current installment of long term debt               791,423       1,461,118
  Accounts payable                                  3,258,609       2,562,129
  Accrued expenses                                  1,197,416       1,642,455
                                                  -----------     -----------
  Total Current Liabilities                        18,214,300      19,001,156
                                                  -----------     -----------

Long term notes payables                            3,308,648       3,593,601
Other Liabilities                                     114,823          95,639
                                                  -----------     -----------
Total Liabilities                                  21,637,771      22,690,396
                                                  -----------     -----------

Minority Interest                                   5,694,561       5,429,402

Stockholders' Equity

Common Stock - $.001 par; 60,000,000
  shares authorized; 19,810,396 shares
  outstanding as of March 31, 1997                     19,810          19,560
Preferred Stock - 317,831 shares
  outstanding as of March 31, 1997                  2,216,072       2,216,072
Additional paid-in capital                          9,375,002       9,350,252
Cumulative translation adjustment                  (4,129,894)     (3,596,253)
Retained Earnings                                   2,841,928       2,099,278
                                                  -----------     -----------
Total Stockholders' Equity                         10,322,918      10,088,909
                                                  -----------     -----------
Total Liabilities and
  Stockholders' Equity                            $37,655,250     $38,208,707
                                                  ===========     ===========


    See accompanying notes to consolidated condensed financial statements.


                            Costa Rica International, Inc.
                     Consolidated Condensed Statements of Income

                                       Unaudited
                                       ---------

                                        Three Months Ended                  Six Months Ended
                                  March 31, 1997  March 31, 1996     March 31, 1997  March 31, 1996
                                  --------------  --------------     --------------  --------------
                                                     Corporacion                       Corporacion
                                                     Pipasa S.A.                       Pipasa S.A.


Net Sales                             15,704,188      15,001,487       32,643,629       31,201,869
Cost of Sales                         11,788,398      10,951,030       24,496,065       22,562,985
                                     -----------     -----------      -----------      -----------
                                       3,915,790       4,050,457        8,147,564        8,638,884
                                     -----------     -----------      -----------      -----------
Operating Expenses
  Selling                              1,628,158       1,608,733        3,229,461        3,224,029
  General and Administrative           1,399,574       1,084,453        2,701,950        2,220,705
                                      ----------      ----------      -----------      -----------
  Total Operating Expenses             3,027,732       2,693,186        5,931,411        5,444,734
                                      ----------      ----------      -----------      -----------

Operating Income                         888,058       1,357,271        2,216,153        3,194,150

Interest expense                         556,468         724,148        1,104,240        1,464,387
Interest income                         (238,587)       (127,909)        (457,618)        (243,896)
Exchange losses (gains) - net             21,167          10,510           59,522          103,881
Miscellaneous - net                     (165,160)         35,410         (231,777)          18,780
                                      ----------      ----------      -----------      -----------
  Other expenses, net                    173,888         642,159          474,367        1,343,152
Income before income taxes and
  minority interest                      714,170         715,112        1,741,786        1,850,998
Income taxes                              96,852          55,532          237,512          153,834
                                      ----------      ----------      -----------      -----------
Income before minority interest          617,318         659,580        1,504,274        1,697,164

Minority interest                        304,216         266,932          682,044          686,842
                                      ----------      ----------      -----------      -----------
Net Income                            $  313,102         392,648      $   822,230        1,010,322
Preferred Stock Dividend                  57,051          80,015          133,682          151,094
                                      ----------      ----------      -----------      -----------
Net income applicable to common stock    256,051         312,633          688,548          859,228
                                      ==========      ==========      ===========      ===========
Earnings per common share             $    0.013      $    0.020      $     0.035      $     0.055
                                      ----------      ----------      -----------      -----------
Weighted average number of
  common shares outstanding            19,810,396      15,573,571      19,742,729       15,573,571
                                      -----------     -----------     -----------      -----------

   See accompanying notes to consolidated condensed financial statements.


                   Costa Rica International, Inc.
                         STATEMENTS OF CASH FLOWS
              For the six months ended March 31, 1997 and 1996

                                  Unaudited
                                  ---------


                                                                  Corporacion
                                                                  Pipasa, S.A.
                                                                  ------------
                                                       1997           1996
                                                    ---------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:


Net Income                                        $    822,230   $  1,010,322
Adjustments to reconcile net income to
net cash provided by operating activities
  Depreciation and amortization                        706,041        669,893
  Allowance for doubtful accounts                       47,051         44,624
  Loss (gain) on sale of productive assets             (60,300)        92,417
Cash provided by (used for) changes in:
     Short term investment                          (1,762,328)    (1,351,869)
     Notes and accounts receivables                 (3,288,398)      (298,764)
     Due from related party                           (374,914)    (1,243,717)
     Inventories                                      (238,136)    (2,303,448)
     Prepaid expenses                                 (109,863)       (37,150)
     Accounts payable                                  393,098        269,820
     Accrued expenses                                  126,779        (87,673)
     Long term receivable - trade                      (71,054)        72,801
                                                   -----------    -----------
Net Cash Provided by Operating Activities           (3,809,794)    (3,162,744)
                                                   ===========    ===========

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase long term investment                       (125,622)      (308,814)
  Additions to property, plant and equipment          (404,732)      (554,711)
  Proceeds from sale of productive assets               60,300        143,266
  Other assets                                        (195,902)        54,140
                                                   -----------    -----------
Net Cash Provided by Investing Activities             (665,956)      (666,119)
                                                   ===========    ===========

CASH FLOW FROM FINANCING ACTIVITIES:
  Short-term financing - increase in
    notes payable                                    1,495,144      2,235,746
  Cash dividends                                       (79,578)      (234,896)
  Long term financing:
      New loans                                         18,307      1,977,704
      Payments                                        (556,899)      (975,173)
  Issue of common stock                                  5,000              -
  Due to related party                              (1,271,542)             -
  Increase in minority interest                        265,159        119,498
                                                   -----------    -----------
Net Cash Provided by Financing Activities             (124,409)     3,122,879
                                                   ===========    ===========

EFFECT OF EXCHANGE RATE CHANGES ON CASH                207,615        404,874

  Net Increase (Decrease) in Cash                   (4,392,544)      (301,110)
  Cash Balance at beginning of period                5,129,312      2,113,595
                                                   -----------    -----------
  Cash Balance at end of period                    $   736,768    $ 1,812,485
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
  Cash paid for the period for:
    Interest                                       $ 1,126,744    $ 1,371,981
                                                   ===========    ===========
    Income Taxes                                        55,172    $    54,530
                                                   ===========    ===========

          See accompanying notes to condensed financial statements.


                          COSTA RICA INTERNATIONAL, INC.
                           Notes to Financial Statements
                       March 31, 1997 and September 30, 1996


NOTE 1 - AGREEMENT AND PLAN OF REORGANIZATION
---------------------------------------------

          On April 30, 1996, Corporacion Pipasa, S.A. (Pipasa) entered into an Agreement and Plan of Reorganization with Quantum Learning Systems, Inc. (Quantum) to be known as Costa Rica International, Inc. for the acquisition of Pipasa by Quantum, to be known as Costa Rica International, Inc. (CRI). The transaction was approved by the shareholders of the CRI on August 5, 1996 and was consummated on September 30, 1996. Pursuant to this agreement, approximately sixty percent (60%) of Pipasa is now owned by CRI.

          On March 5, 1997, the Company announced through a press release, that certain reports filed with the Securities and Exchange Commission, would have to be amended due to an overstatement in the assets reported due to an error when applying currency translation and purchase accounting methods. This amount was estimated to be between $20 million and $25 million. The error was detected by the registrant with the assistance of its new external auditors, KPMG Peat Marwick. The Company with the assistance of KPMG Peat Marwick, corrected these errors in its Amendment No. 1 to its Annual Report on Form 10-KSB/A filed with the Commission on September 2, 1997.

          For purposes of preparing this amendment to the Quarterly Report on Form 10-QSB/A as of March 31, 1997, the Company has reflected balance sheet accounts as of September 30, 1996, certified by KPMG Peat Marwick. The balance sheets were filed with adjusted amounts in a September 2, 1997 amendment.

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

FOREIGN CURRENCY TRANSLATION - FASB 52 "Foreign Currency Translation" states that "...if the financial statements of a foreign entity in a highly inflationary economy are stated in any currency other than the reporting currency, they must be remeasured into the reporting currency [using historical rates for non-monetary assets and liabilities]... As a result of that process, gains and losses from converting foreign currency financial statements into reporting currency are recognized in net income..." As of September 30, 1996, non-monetary accounts in the audited financial statements were translated using historical rates.
However, it was determined that Costa Rica is not a highly inflationary country, therefore, this method for translating financial statements to U.S. Dollars does not apply. As of March 31, 1997, the financial statements of Pipasa have been translated into US dollars on the basis of the colon ([cent sign]) as the functional currency, as follows: assets and liabilities denominated in dollars have been stated as nominal dollar amounts; assets and liabilities denominated in Costa Rican Colones have been translated at the commercial exchange rates in effect as of September 30, 1996 and March 31, 1997; stockholder's equity accounts have been translated at exchange rates in effect when incurred or realized (historical exchange rate); income and expenses have been translated at average exchange rates in effect during the periods then ended. Translation adjustments have been recorded as a separate component of stockholders' equity

                          COSTA RICA INTERNATIONAL, INC.
                           Notes to Financial Statements
                       March 31, 1997 and September 30, 1996


and stockholders' equity was translated applying historical rates. Translation gains and losses are accumulated in a separate account as part of the stockholders' equity.

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

                          COSTA RICA INTERNATIONAL, INC.
                           Notes to Financial Statements
                       March 31, 1997 and September 30, 1996


NOTE 3 - SUMMARY OF FINANCIAL INFORMATION


NOTES AND ACCOUNTS RECEIVABLES
------------------------------

Notes and accounts receivables consist of:

                                            March 1997        September 1996
                                            -----------       --------------

Trade receivable                              6,780,056            3,802,023
Other                                           803,112              845,917
                                             ----------           ----------
                                              7,583,168            4,647,940
                                             ----------           ----------
Allowance for doubtful accounts                 178,848              212,872
                                             ----------           ----------
                                              7,404,320            4,435,068
                                             ----------           ----------
Short term notes - trade                        151,021              178,694
                                             ----------           ----------
                                              7,555,341            4,613,762
                                             ==========           ==========

INVENTORIES
-----------

Inventories, net consist of:

                                            March 1997        September 1996
                                            -----------       --------------

Finished Products                             2,007,263            2,176,876
In - Process                                  1,504,120            1,770,714
Production Poultry                            1,472,058            1,452,607
Materials and Supplies                        1,165,288            1,361,296
Raw Materials                                 1,170,125              786,848
In-Transit                                      123,432               19,929
                                             ----------           ----------
                                              7,442,286            7,568,270
Allowance for renewal of
  Production Poultry
  Inventories, net                              457,465              419,473
                                             ----------           ----------
                                              6,984,821            7,148,797
                                             ==========           ==========

                                      -8-

                          COSTA RICA INTERNATIONAL, INC.
                           Notes to Financial Statements
                       March 31, 1997 and September 30, 1996



PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Property, Plant and Equipment consists of:

                                            March 1997        September 1996
                                            -----------       --------------

Land                                          2,310,410            2,444,323
Buildings and facilities                      5,995,137            6,394,134
Machinery and equipment                       6,554,756            6,687,936
Vehicles                                      1,705,188            1,685,967
Advertising signs and displays                  345,471              381,039
Machinery in transit                              5,082                5,380
Construction in process                         382,636              441,130
                                             ----------           ----------
                                             17,298,680           18,039,909
                                             ----------           ----------
Less, Accumulated Depreciation                4,739,489            4,435,801
                                             ----------           ----------
                                             12,559,191           13,604,108
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