Form 10QSB/A
period 1997-06-30
COSTA RICA INTERNATIONAL INC
filed 1997-09-11
CIK 789881

SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                Amendment No. 1 to
                                    FORM 10-QSB

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

          The following section supersedes Management's Discussion and Analysis of Financial Condition and Results of Operations in the Quarterly Report on Form 10-QSB for June 30, 1997.

          For purposes of comparison and evaluation, Statements of Income of Corporacion Pipasa, S.A. ("Pipasa"), the Company's sole operating subsidiary, are used. These comparisons do not reflect the fact that the Company owns 59.56% of Pipasa's common stock and, as a result, will receive income only through the payment of dividends by Pipasa to the Company as a holder of Pipasa's common stock.

          On March 5, 1997, the Company announced through a press release, that certain reports filed with the Securities and Exchange Commission had to be amended due to an overstatement in the assets reported due to an error when applying currency translation and purchase accounting methods. This amount is estimated to be between $20 million and $25 million. The error was detected by the registrant with the assistance of its new external auditors, KPMG Peat Marwick, who recently completed their re-audit. The Company corrected these errors in its Amendment No. 1 to its Annual Report on Form 10-KSB/A filed with the Commission on September 2, 1997.

          For purposes of preparing this amendment to the Quarterly Report on Form 10-QSB as of June 30, 1997, the Company has used balance sheet accounts as of September 30, 1996, certified by KPMG Peat Marwick. The balance sheets were filed with adjusted amounts in a September 2, 1997 amendment.

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

          Another important factor that lead to increased sales in the reporting period was the Company's decision to increase prices of its main product, chicken. From June 1996 to June 1997 the price of chicken rose 13.80%. This price increase was higher than the devaluation of the Costa Rican colon (local currency) which resulted in a net increase of 12.20%. With this increase, the prices were higher than the prices in June 1996. The revenues of the Company also experienced an increase due to increased sales of other products that the Company produces and distributes, such as (chicken derivatives and pet food.

          Sales corresponding to the nine month period ending June 30, 1997 reflect an increase of US $5,330,995, approximataely 11.60% when compared to the nine month period ending June 30, 1996. This increase in sales is also due to an increase in the number of units sold and adjustments to sales prices.

          The cost of sales during the reporting period increased by 27.61% as a result of the increase in sales. The increase in the cost of sales is 1.31% higher than the increase in sales. This 27.61% increase can be attributed to those customers the Company acquired from the CoopeMontecillos' acquisition, who were accustomed to higher discounts than the Company's regular clients.

          The gross profit for the quarter and nine month period ended June 30, 1997 rose US $811,464, an increase of 22.32% due to the above-mentioned factors.

          The operating expenses in absolute terms increased by 23.01% as a result of increase in sales. Selling expenses increased to 9.72%, a small amount in comparison to the increase in sales of 26.30%.

          For the quarter ended June 30, 1997, the Company's operating expenses were 17% over sales, when compared to 18% for the quarter ended June 30, 1996 due to efficiencies such as that the Company successfully applied in this quarter.

          These excellent results for this quarter generated an income of US $806,028 for the Company which is US $304,147 higher, than its previous fiscal quarter, June 30, 1996. This resulted in an increase in income of 60.60%. The successful acquisition of the market share of the poultry division of CoopeMontecillos, an increase in exports and sales in the rest of its products, plus the operating efficiencies applied by the Company generated this important increase in income. The net income before taxes and minority interest for the three month period ended June 30, fell from $339,201 in 1996 to $278,565 in 1997. The net income before taxes and minority interest for the nine month period ended June 30, fell from $1,288,887 in 1996 to $1,166,432 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

          For purposes of comparison and evaluation, Statements of Income of Corporacion Pipasa, S.A. ("Pipasa"), the Company's sole operating subsidiary, are used. These comparisons do not reflect the fact that the Company owns 59.56% of Pipasa's common stock and, as a result, will receive income only through the payment of dividends by Pipasa to the Company as a holder of Pipasa's common stock.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

          No exhibits as set forth in Regulation S-B are considered necessary in this 10-QSB/A filing.

                              Costa Rica International
                        Consolidated Condensed Balance Sheet
                     As of June 30, 1997 and September 30, 1996

                                                  Unaudited        Audited
                                                  ---------        -------
                                                  June 1997    September 1996
                                                  ---------    --------------
ASSETS

Current Assets
  Cash and cash equivalents                       $ 1,204,775     $ 5,129,312
  Short term investment                             1,978,741         260,339
  Notes and accounts receivable - net               6,490,403       4,613,762
  Due from related parties                          1,722,595       1,304,500
  Inventories - net                                 7,988,404       7,148,797
  Prepaid expenses                                    294,146         157,889
                                                  -----------     -----------
  Total Current Assets                             19,679,064      18,614,599
                                                  -----------     -----------

Long term receivable - trade                          232,664         211,362
Property, plant and eq. - net                      12,735,878      13,604,108
Long-term investments                                 185,018          35,190
Other assets                                        5,519,370       5,743,448
                                                  -----------     -----------
Total Assets                                      $38,351,994     $38,208,707
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                    10,728,470       9,411,340
  Due to related parties                                    -       3,924,114
  Current installments of long term debt              700,987       1,461,118
  Accounts payable                                  3,819,948       2,562,129
  Accrued expenses                                  1,898,939       1,642,455
                                                  -----------     -----------
  Total Current Liabilities                        17,148,344      19,001,156
                                                  -----------     -----------

Long term debt, excluding current installments      5,068,988       3,593,601
Other liabilities                                      60,149          95,639
                                                  -----------     -----------
Total Liabilities                                  22,277,481      22,690,396
                                                  -----------     -----------

Minority Interest                                   5,786,346       5,429,402

Stockholders' Equity

Common Stock - $.001 par; 60,000,000
  shares authorized; 19,809,396 shares
  outstanding as of June 30, 1997                      19,810          19,560
Preferred Stock - 317,831 shares
  outstanding as of June 30, 1997                   2,216,072       2,216,072
Additional paid-in capital                          9,488,767       9,350,252
Cumulative translation adjustment                  (4,419,390)     (3,596,253)
Retained Earnings                                   2,982,908       2,099,278
                                                  -----------     -----------
Total Stockholders' Equity                         10,288,167      10,088,909
                                                  -----------     -----------
Total Liabilities and
  Stockholders' Equity                            $38,351,994     $38,208,707
                                                  ===========     ===========


    See accompanying notes to consolidated condensed financial statements.


                               Costa Rica International
                     Consolidated Condensed Statements of Income


                                         Three Months Ended              Nine Months Ended
                                   June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                     Unaudited        Audited        Unaudited        Audited
                                                    Corporacion                     Corporacion
                                                    Pipasa, S.A.                    Pipasa, S.A.
                                   -------------   -------------   -------------   -------------

Net Sales                            $18,676,348     $14,787,114     $51,319,978   $  45,988,983
Cost of Sales                         14,229,212      11,151,442      38,725,278      33,714,427
                                     -----------     -----------     -----------   -------------
  Gross profit                         4,447,136       3,635,672      12,594,700      12,274,556
                                     -----------     -----------     -----------   -------------
Operating Expenses
  Selling                              1,741,429       1,587,134       4,970,890       3,321,742
  General and administrative           1,465,170       1,101,037       4,162,119       4,811,163
                                     -----------     -----------     -----------   -------------
  Total Operating Expenses             3,206,599       2,688,171       9,133,009       8,132,905
                                     -----------     -----------     -----------   -------------

Income from operations                 1,240,537         947,501       3,461,691       4,141,651

Other expenses (income)
  Interest expense                       603,455         514,808       1,707,695       1,979,195
  Interest income                       (194,926)       (149,264)       (652,545)       (393,160)
  Exchange losses (gain), net             98,756          (1,514)        158,278         102,366
  Miscellaneous expenses (gains)         (72,776)         81,590        (304,553)        100,370
                                     -----------     -----------     -----------   -------------
  Other expenses, net                    434,509         445,620         908,875       1,788,771
                                     -----------     -----------     -----------   -------------

Income before income tax and
  Minority interest                      806,028         501,881       2,552,816       2,352,880
Income taxes                             117,421          33,941         354,934         187,775
                                     -----------     -----------     -----------   -------------
Income before minority interest          688,607         467,940       2,197,882       2,165,105

Minority interest                        349,406         189,375       1,031,450         876,218

                                     -----------     -----------     -----------   -------------
Net Income                           $   339,201     $   278,565     $ 1,166,432   $   1,288,887
Preferred stock dividend                 104,576          60,165         229,470         273,658
                                     -----------     -----------     -----------   -------------
Net income applicable to
  common stock                           234,625         218,400         936,962       1,015,229
                                     ===========     ===========     ===========   =============

Proforma earnings per share:
  Net income per common share        $     0.012     $     0.014     $     0.047   $       0.065
                                     -----------     -----------     -----------   -------------
  Weighted average number of
    common shares outstanding         19,810,396      15,573,571      19,764,952      15,573,571


    See accompanying notes to consolidated condensed financial statements.


                          Costa Rica International
                           Statement of Cash Flows
              For the nine months ended June 30, 1997 and 1996
                                  Unaudited
                                  ---------


                                                                  Corporacion
                                                                  Pipasa, S.A.
                                                       1997           1996
                                                    ---------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $  1,166,432   $  1,288,887
Adjustments to reconcile net income to
net cash provided by operating activities
  Depreciation and amortization                      1,028,786        987,690
  Allowance for doubtful accounts                      112,220        136,598
  Loss (gain) on sale of productive assets             (82,364)        41,502
Cash provided by (used for) changes in:
     Short term investment                          (1,813,601)    (1,817,142)
     Notes and accounts receivable                  (2,427,991)      (266,519)
     Due from related party                           (585,147)    (2,320,555)
     Inventories                                    (1,483,197)    (1,714,319)
     Prepaid expenses                                 (149,552)       (35,345)
     Accounts payable                                1,699,514        314,487
     Accrued expenses                                  203,389        135,480
     Long term receivable - trade                      (40,181)       117,391
                                                   -----------    -----------
Net Cash Provided by Operating Activities           (2,371,692)    (3,131,845)
                                                   ===========    ===========

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase long term investment                       (159,190)      (106,372)
  Additions to property, plant and equipment        (1,284,649)    (1,409,088)
  Proceeds from sale of productive assets               93,324         85,145
  Other assets                                        (254,750)        41,327
                                                   -----------    -----------
Net Cash Provided by Investing Activities           (1,605,265)    (1,388,988)
                                                   ===========    ===========

CASH FLOW FROM FINANCING ACTIVITIES:
  Short term financing - increase in notes payable   1,971,531        478,673
  Cash dividends                                      (169,038)      (275,448)
  Long term financing:
      New loans                                      2,263,082      3,969,853
      Payments                                        (886,443)    (1,522,120)
  Issuance of common stock                               5,000              -
  Due to related party                              (3,757,272)             -
  Increase in minority interest                        356,945        114,371
                                                   -----------    -----------
Net Cash Provided by Financing Activities             (216,195)     2,765,329
                                                   ===========    ===========

EFFECT OF EXCHANGE RATE CHANGES ON CASH                268,615        588,310

  Net Increase (Decrease) in Cash                   (3,924,537)    (1,167,194)
  Cash Balance at beginning of period                5,129,312      2,113,595
                                                   -----------    -----------
  Cash Balance at end of period                    $ 1,204,775    $   946,401
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid for the period for:

    Interest                                       $ 1,746,747    $ 1,941,037
                                                   ===========    ===========
    Income Taxes                                   $   108,825    $    54,530
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

For purposes of preparing this amendment to the Quarterly Report on Form 10-QSB/A as of June 30, 1997, the Company has reflected balance sheet accounts as of September 30, 1996, certified by KPMG Peat Marawick. The balance sheet accounts were filed with adjusted amount in a September 2, 1997 amendment.

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

FOREIGN CURRENCY TRANSLATION - FASB 52 "Foreign Currency Translation" states that "...if the financial statements of a foreign entity in a highly inflationary economy are stated in any currency other than the reporting currency, they must be remeasured into the reporting currency [using historical rates for non-monetary assets and liabilities]... As a result of that process, gains and losses from converting foreign currency financial statements into reporting currency are recognized in net income..." As of September 30, 1996, non-monetary accounts in the audited financial statements were translated using historical rates.
However, it was determined that Costa Rica is not a highly inflationary country, therefore, this method for translating financial statements to U.S. Dollars does not apply. As of June 30, 1997 the financial statements of Pipasa, have been translated into US dollars on the basis of the colon
([cent sign]) as the functional currency, as follows: assets and liabilities denominated in dollars have been stated as nominal dollar amounts; assets and liabilities denominated in Costa Rican Colones have been translated at the commercial exchange rates in effect as of September 30, 1996 and June 30, 1997; stockholder's equity accounts have been translated at exchange rates in effect when incurred or realized (historical exchange rate); income and expenses have been translated at average exchange rates in effect during the periods then ended. Translation adjustments have been recorded as a separate component of stockholders' equity.

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

                        COSTA RICA INTERNATIONAL INC.
                        Notes to Financial Statements
                     June 30, 1997 and September 30, 1996


NOTE 3 - SUMMARY OF FINANCIAL INFORMATION


NOTES AND ACCOUNTS RECEIVABLES
------------------------------

Notes and accounts receivables consist of:


                                             June 1997        September 1996
                                            -----------       --------------

Trade receivable                              5,547,445            3,802,023
Other                                         1,003,086              845,917
                                             ----------           ----------
                                              6,550,531            4,647,940
                                             ----------           ----------

Allowance for doubtful accounts                 234,465              212,872
                                             ----------           ----------
                                              6,316,066            4,435,068
                                             ----------           ----------
Short term notes - trade                        174,337              178,694
                                             ----------           ----------
                                              6,490,403            4,613,762
                                             ==========           ==========



INVENTORIES
-----------

Inventories, net consist of:

                                             June 1997        September 1996
                                            -----------       --------------

Finished Products                             1,158,555            2,176,876
In - Process                                  1,693,473            1,770,714
Production Poultry                            1,655,096            1,452,607
Materials and Supplies                        1,111,235            1,361,296
Raw Materials                                 1,458,299              786,848
In Transit                                    1,355,363               19,929
                                             ----------           ----------
                                              8,432,022            7,568,270
Allowance for renewal of
  Production Poultry                            443,619              419,473
                                             ----------           ----------
                                              7,988,404            7,148,797
                                             ==========           ==========


                        COSTA RICA INTERNATIONAL INC.
                        Notes to Financial Statements
                     June 30, 1997 and September 30, 1996


PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Property, Plant and Equipment consists of:


                                             June 1997        September 1996
                                            -----------       --------------

Land                                          2,246,238            2,444,323
Buildings and facilities                      6,106,600            6,394,134
Machinery and equipment                       6,482,543            6,687,936
Vehicles                                      2,220,625            1,685,967
Advertising signs and display                   302,679              381,039
Machinery in transit                              4,941                5,380
Construction in process                         233,524              441,130
                                             ----------           ----------
                                             17,597,150           18,039,909
                                             ----------           ----------
Less, Accumulated Depreciation                4,861,272            4,435,801
                                             ----------           ----------
                                             12,735,878           13,604,108
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

Dated:  September 10, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     CHIEF FINANCIAL AND ACCOUNTING OFFICER



Dated:  September 10, 1997            By:/s/---------------------------------
                                        Jorge Mi. Quesada
                                        Treasurer


                                     SECRETARY



Dated:  September 10, 1997            By:/s/----------------------------------
                                        Monica Chaves
                                        Secretary