Form 10QSB/A
period 1996-12-31
COSTA RICA INTERNATIONAL INC
filed 1997-09-12
CIK 789881

SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                  Amendment No 3 to
                                    FORM 10-QSB/A

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

          The following section supersedes Management's Discussion and Analysis of Financial Condition and Results of Operations in the Amendment No. 2 to the Quarterly Report on Form 10-QSB/A for December 31, 1996 filed on September 11, 1997.

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

          The net profit before taxes and minority interest for the first quarter fell US $108,270 from $1,135,885 in 1995 to $1,027,615 in 1996, a decline of 9.53%. The net profit after taxes and minority interest for the first quarter fell from $617,673 in 1995 to $509,128 in 1996, a decline of 17.57%. This decline is due to the rise in the price of imported grains such as corn and soy bean, the Company's main raw materials, and general and administrative expenses.

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

                           Costa Rica International, Inc.
                        Consolidated Condensed Balance Sheet
                   As of December 31, 1996 and September 30, 1996

                                                   Unaudited        Audited
                                                   ---------        -------
                                                 December 1996   September 1996
                                                 -------------   --------------
ASSETS

Current Assets
  Cash and cash equivalents                       $   907,371     $ 5,129,312
  Short term investments                            1,992,262         260,339
  Notes and accounts receivable - net               5,217,655       4,613,762
  Due from related parties                          2,952,908       1,304,500
  Inventories - net                                 7,764,297       7,148,797
  Prepaid expenses                                     69,666         157,889
                                                  -----------     -----------
  Total Current Assets                             18,904,159      18,614,599
                                                  -----------     -----------

Long term notes receivable - trade                     98,826         211,362
Long term investment                                  150,838          35,190
Property, plant and eq. - net                      13,247,966      13,604,108
Other assets                                        5,469,836       5,743,448
                                                  -----------     -----------
Total Assets                                      $37,871,626     $38,208,707
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                    10,160,488       9,411,340
  Due to related parties                            2,539,718       3,924,114
  Current installment of long term debt             1,117,501       1,461,118
  Accounts payable                                  2,869,353       2,562,129
  Accrued expenses                                  1,462,234       1,642,455
                                                  -----------     -----------
  Total Current Liabilities                        18,149,294      19,001,156
                                                  -----------     -----------

Long term debt, excluding current
   installments                                     3,595,973       3,593,601
Other Liabilities                                      96,216          95,639
                                                  -----------     -----------
Total Liabilities                                  21,841,483      22,690,396
                                                  -----------     -----------

Minority Interest                                   5,645,299       5,429,402

Stockholders' Equity

Common Stock - $.001 par; 60,000,000
  shares authorized; 19,809,396 shares
  outstanding as of December  31, 1996                 19,809          19,560
Preferred Stock - 317,831 shares
  outstanding as of December 31, 1996               2,216,072       2,216,072
Additional paid-in capital                          9,375,002       9,350,252
Cumulative translation adjustment                  (3,788,827)     (3,596,253)
Retained Earnings                                   2,562,788       2,099,278
                                                  -----------     -----------
Total Stockholders' Equity                         10,384,844      10,088,909
                                                  -----------     -----------
Total Liabilities and
  Stockholders' Equity                            $37,871,626     $38,208,707
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


                         Costa Rica International, Inc.
                           Statements of Cash Flows
              For the three months ended December 31, 1996 and 1995
                                  Unaudited
                                  ---------


                                                                 Corporacion
                                                                 Pipasa, S.A.
                                                       1996          1995
                                                    ---------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $    509,128   $    617,673
Adjustments to reconcile net income to
net cash provided by operating activities
  Depreciation and amortization                        378,395        338,363
  Allowance for doubtful accounts                            -         46,999
  Loss (gain) on sale of productive assets             (49,004)       (11,799)
Cash provided by (used for) changes in:
     Short term investment                          (1,764,966)      (330,305)
     Notes and accounts receivable                    (691,127)      (530,678)
     Due from related parties                       (1,750,324)    (1,590,248)
     Inventories                                      (834,259)        43,537
     Prepaid expenses                                   84,895        (68,293)
     Accounts payable                                  300,415        467,190
     Accrued expenses                                  (46,019)      (354,083)
     Long term receivable - trade                      107,986         43,033
                                                   -----------    -----------
Net Cash Provided by Operating Activities           (3,754,880)    (1,328,611)
                                                   ===========    ===========

CASH FLOW FROM INVESTING ACTIVITIES:
  Decrease in long term investment                    (118,378)       (73,880)
  Additions to property, plant and equipment          (416,144)      (281,050)
  Proceeds from sale of productive assets               49,004         11,799
  Other assets                                         109,136         62,850
                                                   -----------    -----------
Net Cash Provided by Investing Activities             (376,382)      (280,281)
                                                   ===========    ===========

CASH FLOW FROM FINANCING ACTIVITIES:
  Short term financing - increase in notes payable   1,161,905        531,436
  Cash dividends                                       (45,618)       (64,704)
  Long term financing:
      New loans                                              -        562,091
      Payments                                        (323,615)      (296,346)
  Issue of common Stock                                  5,000           -
  Due to related parties                            (1,289,578)          -
  Increase in Minority Interest                        215,898         57,817
                                                   -----------    -----------
Net Cash Provided by Financing Activities             (276,008)       790,294
                                                   ===========    ===========

EFFECT OF EXCHANGE RATE CHANGES ON CASH                185,329        190,205

  Net Increase (Decrease) in Cash                   (4,221,941)      (628,393)
  Cash Balance at beginning of period                5,129,312      2,113,595
                                                   -----------    -----------
  Cash Balance at end of period                    $   907,371    $ 1,485,202
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for the period for:
  Interest                                         $   524,947    $   702,491
                                                   ===========    ===========
  Income Taxes                                     $         -    $         -
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

                                      -10-

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

Dated:  September 12, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     CHIEF FINANCIAL AND ACCOUNTING OFFICER



Dated:  September 12, 1997           By:/s/---------------------------------
                                        Jorge Mi. Quesada
                                        Treasurer


                                     SECRETARY



Dated:  September 12, 1997           By:/s/----------------------------------
                                        Monica Chaves
                                        Secretary