Form 10QSB/A
period 1997-03-31
COSTA RICA INTERNATIONAL INC
filed 1997-09-12
CIK 789881

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

          The following section supersedes Management's Discussion and Analysis of Financial Condition and Results of Operations in the Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for March 31, 1997 filed on September 10, 1997.

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

          Revenues of the Company for the quarter ending March 31, 1997 increased from $15,001,487 in fiscal year 1996 to $15,704,188 in fiscal year 1997, an increase of US $702,701, approximately 5% over the previous year. The Company experienced an increase in revenues as a result of an increase in its volume of sales in Costa Rica as well as an increase in its exports to other countries.

          The gross profit for the quarter and six month period ended March 31, 1997 is lower in comparison to the previous year. The gross profit for this period fell US $134,667, a decline of 3.3%. This decline in gross profit is mainly due to a reduction in inventory levels which were produced at a higher cost. There was also a reduction in the cost of raw material which has not been reflected in the cost of sales. This also affects the net income before tax of the Company. The Company recorded a net profit before taxes and minority interest for the March 31, 1997 quarter of $714,170 compared to a net profit recorded before taxes and minority interest in 1996 of $715,112.
The six month period ended March 31, 1997 reflects an accumulated net income before taxes and minority interest of $1,741,786, a decrease of 5.90%, when compared to the six month period ended March 31, 1996, which realized a net profit of $1,850,998. The Company recorded a net profit after taxes and minority interest for the March 31, 1997 quarter of $313,102 compared to a net profit after taxes and minority interest of $392,648 in March 1996. The net profit after taxes and minority interest for the six months ended March 31, 1997 is $822,230 in comparison to $1,010,322 in 1996.

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

          As of March 31, 1997, CRI's Cash and Cash Equivalent were $736,768, as compared to $5,129,312 at September 30, 1996.

          There was an increase in cash and cash equivalents of Pipasa at September 30, 1996, due to the collection of a note receivable from related parties that had been deposited in a current account on that date. At March 31, 1997, there was a decrease in Cash and Cash Equivalent, due to an increase in the working capital of the Company for an increase of notes receivable, and an investment in equipment.

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

                              Costa Rica International
                        Consolidated Condensed Balance Sheet
                    As of March 31, 1997 and September 30, 1996

                                                  Unaudited         Audited
                                                  ---------         -------
                                                  March 1997    September 1996
                                                  ----------    --------------
ASSETS

Current Assets
  Cash and cash equivalents                       $   736,768     $ 5,129,312
  Short term investments                            1,959,511         260,339
  Notes and accounts receivable - net               7,555,341       4,613,762
  Due from related parties                          1,559,032       1,304,500
  Inventories - net                                 6,984,821       7,148,797
  Prepaid expenses                                    260,259         157,889
                                                  -----------     -----------
  Total Current Assets                             19,055,732      18,614,599
                                                  -----------     -----------

Long term notes receivable - trade                    268,756         211,362
Property, plant and eq. - net                      12,559,191      13,604,108
Long term investment                                  155,390          35,190
Other assets                                        5,616,181       5,743,448
                                                  -----------     -----------
Total Assets                                      $37,655,250     $38,208,707
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                    10,496,216       9,411,340
  Due to related parties                            2,470,636       3,924,114
  Current installment of long term debt               791,423       1,461,118
  Accounts payable                                  3,258,609       2,562,129
  Accrued expenses                                  1,197,416       1,642,455
                                                  -----------     -----------
  Total Current Liabilities                        18,214,300      19,001,156
                                                  -----------     -----------

Long term notes payables                            3,308,649       3,593,601
Other Liabilities                                     114,823          95,639
                                                  -----------     -----------
Total Liabilities                                  21,637,772      22,690,396
                                                  -----------     -----------

Minority Interest                                   5,694,561       5,429,402

Stockholders' Equity

Common Stock - $.001 par; 60,000,000
  shares authorized; 19,809,396 shares
  outstanding as of March 31, 1997                     19,809          19,560
Preferred Stock - 317,831 shares
  outstanding as of March 31, 1997                  2,216,072       2,216,072
Additional paid-in capital                          9,375,002       9,350,252
Cumulative translation adjustment                  (4,129,894)     (3,596,253)
Retained Earnings                                   2,841,928       2,099,278
                                                  -----------     -----------
Total Stockholders' Equity                         10,322,918      10,088,909
                                                  -----------     -----------
Total Liabilities and
  Stockholders' Equity                            $37,655,250     $38,208,707
                                                  ===========     ===========


    See accompanying notes to consolidated condensed financial statements.


                            Costa Rica International, Inc.
                     Consolidated Condensed Statements of Income

                                       Unaudited
                                       ---------

                                         Three Months Ended                 Six Months Ended
                                   March 31, 1997  March 31, 1996    March 31, 1997  March 31, 1996
                                   --------------  --------------    --------------  --------------
                                                     Corporacion                       Corporacion
                                                     Pipasa S.A.                       Pipasa S.A.


Net Sales                              15,704,188      15,001,487        32,643,629      31,201,869
Cost of Sales                          11,788,398      10,951,030        24,496,065      22,562,985
                                     ------------     -----------       -----------     -----------
                                        3,915,790       4,050,457         8,147,564       8,638,884
                                     ------------     -----------       -----------     -----------
Operating Expenses
  Selling                               1,628,158       1,608,733         3,229,461       3,224,029
  General and Administrative            1,399,574       1,084,453         2,701,950       2,220,705
                                      -----------     -----------       -----------     -----------
  Total Operating Expenses              3,027,732       2,693,186         5,931,411       5,444,734
                                      -----------     -----------       -----------     -----------

Operating Income                          888,058       1,357,271         2,216,153       3,194,150

Interest expense                          556,468         724,148         1,104,240       1,464,387
Interest income                          (238,587)       (127,909)         (457,618)       (243,896)
Exchange losses (gains) - net              21,167          10,510            59,522         103,881
Miscellaneous - net                      (165,160)         35,410          (231,777)         18,780
                                      -----------     -----------       -----------     -----------
  Other expenses, net                     173,888         642,159           474,367       1,343,152
Income before income taxes and
  minority interest                       714,170         715,112         1,741,786       1,850,998
Income taxes                               96,852          55,532           237,512         153,834
                                      -----------     -----------       -----------     -----------
Income before minority interest           617,318         659,580         1,504,274       1,697,164

Minority interest                         304,216         266,932           682,044         686,842
                                      -----------     -----------       -----------     -----------
Net Income                            $   313,102         392,648       $   822,230       1,010,322
Preferred Stock Dividend                   57,051          80,015           133,682         151,094
                                      -----------     -----------       -----------     -----------
Net income applicable to common stock     256,051         312,633           688,548         859,228
                                      ===========     ===========       ===========     ===========
Earnings per common share             $     0.013     $     0.020       $     0.035     $     0.055
                                      -----------     -----------       -----------     -----------
Weighted average number of
  common shares outstanding            19,809,396      15,573,571        19,742,729      15,573,571
                                      -----------     -----------       -----------     -----------

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