Form 10QSB/A
period 1997-06-30
COSTA RICA INTERNATIONAL INC
filed 1997-09-12
CIK 789881

SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                Amendment No. 2 to
                                    FORM 10-QSB/A

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

          The following section supersedes Management's Discussion and Analysis of Financial Condition and Results of Operations in the Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for June 30, 1997 filed on September 11, 1997.

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

          Revenues of the Company for the quarter ending June 30, 1997 increased from $14,787,114 in fiscal year 1996 to $18,676,348 in fiscal year 1997, an increase of US $3,889,234, approximately 26.30% over the previous year. The Company experienced an increase in revenues as a direct and partial result of its acquisition of the poultry market division of CoopeMontecillos R.L., a Costa Rican based poultry production company. This acquisition resulted in an increase of approximately 11% due to an increase of sales in chicken of 662,807 kilos per trimester. This previously announced transaction also included the acquisition of the animal feed division of CoopeMontecillos, which, for the reporting period, increased the total amount of Pipasa sales by 1,130,000 kilos or 26% in the sale of animal feed concentrate by kilos.

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

          Sales corresponding to the nine month period ending June 30, 1997 reflect an increase of US $5,330,995, approximately 11.60% when compared to the nine month period ending June 30, 1996. This increase in sales is also due to an increase in the number of units sold and adjustments to sales prices.

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

          The operating expenses increased by 19.28% as a result of increase in sales. Selling expenses increased to 9.72%, a small amount in comparison to the increase in sales of 26.30%.

          For the quarter ended June 30, 1997, the Company's operating expenses were 17% over sales, when compared to 18% for the quarter ended June 30, 1996 due to efficiencies that the Company successfully applied in this quarter.

          These excellent results for this quarter generated an income of US $806,028 for the Company which is US $304,147 higher, than its previous fiscal quarter, June 30, 1996. This resulted in an increase in income of 60.60%. The successful acquisition of the market share of the poultry division of CoopeMontecillos, an increase in exports and sales in the rest of its products, plus the operating efficiencies applied by the Company generated this important increase in income. The net income after taxes and minority interest for the three month period ended June 30, increased from $278,565 in 1996 to $339,201 in 1997. The net income before taxes and minority interest for the nine month period ended June 30, fell from $1,288,887 in 1996 to $1,166,432 in 1997.

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

          As of June 30, 1997, CRI's cash and cash equivalent were US $1,204,775 as compared to $5,129,312 at September 30, 1996. There was an increase in cash and cash equivalents of Pipasa at September 30, 1996, due to the collection of a note receivable from related parties that had been deposited in a current account on that date. The working capital ratio was
1.15 as compared to 0.98 at September 30, 1996.

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

                              Costa Rica International
                        Consolidated Condensed Balance Sheet
                     As of June 30, 1997 and September 30, 1996

                                                  Unaudited        Audited
                                                  ---------        -------
                                                  June 1997    September 1996
                                                  ---------    --------------
ASSETS

Current Assets
  Cash and cash equivalents                       $ 1,204,775     $ 5,129,312
  Short term investment                             1,978,741         260,339
  Notes and accounts receivable - net               6,490,403       4,613,762
  Due from related parties                          1,722,595       1,304,500
  Inventories - net                                 7,988,404       7,148,797
  Prepaid expenses                                    294,146         157,889
                                                  -----------     -----------
  Total Current Assets                             19,679,064      18,614,599
                                                  -----------     -----------

Long term receivable - trade                          232,664         211,362
Property, plant and eq. - net                      12,735,878      13,604,108
Long-term investments                                 185,018          35,190
Other assets                                        5,519,370       5,743,448
                                                  -----------     -----------
Total Assets                                      $38,351,994     $38,208,707
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                    10,728,470       9,411,340
  Due to related parties                                    -       3,924,114
  Current installments of long term debt              700,987       1,461,118
  Accounts payable                                  3,819,948       2,562,129
  Accrued expenses                                  1,898,939       1,642,455
                                                  -----------     -----------
  Total Current Liabilities                        17,148,344      19,001,156
                                                  -----------     -----------

Long term debt, excluding current installments      5,068,989       3,593,601
Other liabilities                                      60,149          95,639
                                                  -----------     -----------
Total Liabilities                                  22,277,482      22,690,396
                                                  -----------     -----------

Minority Interest                                   5,786,346       5,429,402

Stockholders' Equity

Common Stock - $.001 par; 60,000,000
  shares authorized; 19,809,396 shares
  outstanding as of June 30, 1997                      19,809          19,560
Preferred Stock - 317,831 shares
  outstanding as of June 30, 1997                   2,216,072       2,216,072
Additional paid-in capital                          9,488,767       9,350,252
Cumulative translation adjustment                  (4,419,390)     (3,596,253)
Retained Earnings                                   2,982,908       2,099,278
                                                  -----------     -----------
Total Stockholders' Equity                         10,288,166      10,088,909
                                                  -----------     -----------
Total Liabilities and
  Stockholders' Equity                            $38,351,994     $38,208,707
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


                               Costa Rica International
                     Consolidated Condensed Statements of Income


                                         Three Months Ended              Nine Months Ended
                                   June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                     Unaudited        Audited        Unaudited        Audited
                                                    Corporacion                     Corporacion
                                                    Pipasa, S.A.                    Pipasa, S.A.
                                   -------------   -------------   -------------   -------------

Net Sales                            $18,676,348     $14,787,114     $51,319,978   $  45,988,983
Cost of Sales                         14,229,212      11,151,442      38,725,278      33,714,427
                                     -----------     -----------     -----------   -------------
  Gross profit                         4,447,136       3,635,672      12,594,700      12,274,556
                                     -----------     -----------     -----------   -------------
Operating Expenses
  Selling                              1,741,429       1,587,134       4,970,890       3,321,742
  General and administrative           1,465,170       1,101,037       4,162,119       4,811,163
                                     -----------     -----------     -----------   -------------
  Total Operating Expenses             3,206,599       2,688,171       9,133,009       8,132,905
                                     -----------     -----------     -----------   -------------

Income from operations                 1,240,537         947,501       3,461,691       4,141,651

Other expenses (income)
  Interest expense                       603,455         514,808       1,707,695       1,979,195
  Interest income                       (194,926)       (149,264)       (652,545)       (393,160)
  Exchange losses (gain), net             98,756          (1,514)        158,278         102,366
  Miscellaneous expenses (gains)         (72,776)         81,590        (304,553)        100,370
                                     -----------     -----------     -----------   -------------
  Other expenses, net                    434,509         445,620         908,875       1,788,771
                                     -----------     -----------     -----------   -------------

Income before income tax and
  Minority interest                      806,028         501,881       2,552,816       2,352,880
Income taxes                             117,421          33,941         354,934         187,775
                                     -----------     -----------     -----------   -------------
Income before minority interest          688,607         467,940       2,197,882       2,165,105

Minority interest                        349,406         189,375       1,031,450         876,218

                                     -----------     -----------     -----------   -------------
Net Income                           $   339,201     $   278,565     $ 1,166,432   $   1,288,887
Preferred stock dividend                 104,576          60,165         229,470         273,658
                                     -----------     -----------     -----------   -------------
Net income applicable to
  common stock                           234,625         218,400         936,962       1,015,229
                                     ===========     ===========     ===========   =============

Proforma earnings per share:
  Net income per common share        $     0.012     $     0.014     $     0.047   $       0.065
                                     -----------     -----------     -----------   -------------
  Weighted average number of
    common shares outstanding         19,809,396      15,573,571      19,764,952      15,573,571


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