Form 10KSB
period 1997-09-30
COSTA RICA INTERNATIONAL INC
filed 1998-01-13
CIK 789881

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) Of the Securities Exchange Act of 1934
    For the Fiscal Year Ended: September 30, 1997 Commission File No. 0-18222

                          COSTA RICA INTERNATIONAL, INC
                                Formerly known as
                         Quantum Learning Systems, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

              Nevada                                      87-0432572
  ---------------------------               ----------------------------------
 (State or other jurisdiction              (IRS Employer Identification Number)
   of incorporation)
                       2525 SW 3rd Ave, Suite 303
                             Miami, Florida               33129
                --------------------------------------   --------
               (Address of principal executive offices) (zip code)

                                 (305) 250-9938
               --------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes:  X   No:
                                   ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.

                              Yes:  X   No:
                                   ---      ---

Registrant's revenues for its most recent fiscal year: $70,018,094.

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 15, 1997 was approximately $13,742,663. A total of 13,329,451 shares were owned by non-affiliates as of December 15, 1997.

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, December 15, 1997 was 19,809,396.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
Documents incorporated by reference are found in Item 13. All documents related to the reverse acquisition agreement disclosed in Part I, Item 1 (a) hereof have been previously filled.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

General Development of Business
-------------------------------

COSTA RICA INTERNATIONAL, INC., formerly known as Quantum Learning Systems, Inc. (the "Registrant"), is a Nevada corporation. The main business address during the reporting period was 2525 SW 3rd Ave. Suite 303, Miami, Florida 33129. Its telephone numbers at this address were (305) 250-9938 and 250-9939. As of December, 1997, the new main business address is 95 Merrick Way, Suite 507, Coral Gables, Fl, 33134. The new telephone number is (305) 476-1757, telecopier number is (305) 476-1760, email address info@costaricaint.com.

The Company was incorporated under the laws of the State of Utah on February 6, 1986 under the name CCR, Inc. for the purpose of investing in any and all types of assets, properties, and businesses. The Company completed a public offering in 1987.

In April, 1996, the Company entered into a reverse acquisition agreement to acquire at least 65% of the issued and outstanding shares of Corporacion Pipasa, S.A. ("Pipasa"). This transaction was structured such that Pipasa would become a partially owned subsidiary of the Company and the former shareholders of Pipasa would become the owners of approximately 82.4% of the Company, if 100% of the shares of Pipasa were acquired. This transaction was approved by the shareholders of the Company on August 5, 1996 and concluded on September 30, 1996. The Company owns 59.56% of the issued and outstanding common shares of Pipasa. As a part of the transaction and at the same time as shares of Pipasa were exchanged for shares of the Company, the Company disposed of all of its subsidiaries and assets by transferring them to InterCoast Financial, Inc.,a shareholder of the Company and a company controlled by Mr. James K. Isenhour, the Company's former President, in exchange for 50,000 common shares of the Company, plus an indemnification from Mr. Isenhour and InterCoast Financial, Inc. to indemnify and hold the Company harmless from and against any and all actions or liabilities resulting from the Company's past ownership of these subsidiaries and assets.

On August 5, 1996, the Company changed its name to Costa Rica International, Inc. In March, 1997 the Registrant hired KPMG Peat Marwick in Costa Rica as its external auditors and independent public accountants, for itself and for Pipasa, substituting for T. Allan Walls and Associates, the former auditors and accountant for the Company.

In March, 1997, the Company, with the assistance of KPMG Peat Marwick, first detected and communicated via a press release that the September 30, 1996 10-KSB filing was in error and that KPMG Peat Marwick was conducting a re-examination of fiscal years 1994, 1995 and 1996 and corrected those errors in September, 1997. The nature of the errors could be traced to the financial statements certified by Registrant's predecessor auditor for fiscal 1996 for the Registrant and for Pipasa. Those financial statements had to be restated by the Company to properly account for the following:

1) The business combination of the Company and Pipasa was first recorded according to the purchase method of accounting. As a result, the Company recorded the assets of Pipasa at fair market value. The combination was actually a reverse acquisition, whereby Pipasa should have been treated as the accounting acquirer, and the Company as the legal acquirer. In accordance with Generally Accepted Accounting Principles ("GAAP"), Pipasa (the accounting acquirer) must account for its acquisition of the Company as a reverse merger.

2) The Company, following the advice of its prior accountants, previously reflected the results of operations of the Company as the historical financial statements of the Company through the date of the merger. GAAP requires that the historical financial statements of the entity after the reverse merger be those of Pipasa, the accounting acquirer. Historical financial statements of the Company have been restated accordingly.

3) The Company, under the advice of its prior accountants, mistakenly accounted for a transfer of goodwill. A business combination between an operating enterprise and a shell company, in which the shell company is the issuer of securities and the operating enterprise is determined to be the acquiring enterprise for financial reporting purposes, should be treated, for financial reporting purposes, as an issuance of securities by the operating enterprise. The company was in essence a shell company because all of its assets were divested simultaneously with the merger. No goodwill or intangible assets would be recognized in this transaction. The financial statements of the Company were revised so as not to reflect any transfer of goodwill.

4) The non-monetary assets and liabilities included in the financial statements of Pipasa were translated from Costa Rican currency to U.S. Dollars at historical exchange rates. As of December 31, 1984, Costa Rica is no longer considered to be a highly inflationary country according to the Statement of Financial Accounting Standards No. 52 parameters, and consequently, the functional currency of Pipasa is the Costa Rican Colon. These items should have been translated into U.S. Dollars using year-end exchange rates. This error has been corrected and the balance sheet adjusted to reflect a reduction in asset value of $24,142,964, due to the currency translation error and use of the improper accounting methods described above. The audit conducted by KPMG Peat Marwick resulted in the following restated amounts, as reported in 1996 10-KSB:

     Previously  reported:
     ---------------------
     Assets                                              $62,351,671
     Liabilities                                         $18,919,347
     Stockholders Equity and Minority Interest           $43,432,324

     As restated:
     ------------
     Assets                                              $38,208,707
     Liabilities                                         $22,690,396
     Stockholders Equity and Minority Interest           $15,518,311

Except as otherwise disclosed herein, the Company has not been subject to any bankruptcy, receivership or similar proceeding.

Operations.
-----------
GENERAL

At the end of fiscal year 1997, the Company conducted business in the poultry industry. The previous operations of the Company were sold in September, 1996.

It is the intention of the Company in the foreseeable future to focus on the Pipasa core business. In its new configuration, the Company will continue to look at new acquisitions in Costa Rica, but also in other locations and industries, which the Company believes are profitable.

The original operations of Pipasa began in 1969. Pipasa was founded by Mr. Calixto Chaves. The operations were in several Costa Rican corporations: Akron, S.A., Industrias Derivados de Pollo, S.A.(Idepo, S.A.), Retisa, S.A., Servicios Multiples Pipasa (Semupi, S.A.), Avicola Chacara, S.A., Concentrados Belen, S.A., Empolladora Belen, S.A., Granja Avicola Monica, S.A., Planta Procesadora de Aves, S.A., Grupo Pipasa, S.A., Productores de Huevo Fertil, S.A. (Prohufe, S.A.), and El Polluelo, S.A. In 1991, all of these entities were merged into Akron, S.A., a Costa Rican corporation, which changed its name to Corporacion Pipasa, S.A. Pipasa has not been subject to any bankruptcy, receivership or similar proceeding.

COMPANY OVERVIEW.

Pipasa is the largest poultry company in Costa Rica with a 50% market share of the chicken meat market. The main activities of Pipasa are the production and sales of broiler chickens, poultry meat, processed chicken products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals. Pipasa has been in the poultry business for more than 27 years with more than 11 years of experience in exports. It owns 38 urban and rural outlets throughout Costa Rica. Today, Pipasa enjoys a vertically integrated operation, which begins with the fertilized egg and ends with the preparation and distribution of fresh whole chickens to fast-frozen and cooked chicken patties and sausages.

HISTORY OF COSTA RICA INTERNATIONAL, INC. AND CORPORACION PIPASA, S.A.

The Company, formerly known as QLS (Quantum Learning Systems Inc.) was incorporated under the laws of the State of Utah on February 6, 1986 and filed a public offering in 1987. The Company's current jurisdiction is Nevada. In April, 1996, the Company entered into an acquisition agreement to acquire the majority of the stock of Pipasa. With the Pipasa acquisition, the Company divested itself of all other subsidiaries and focused solely on the operations of Pipasa. The Company serves as the holding Company for Pipasa and will from time to time, make strategic investments in Costa Rica and Central America which the Company expects will bring value added to Pipasa's core business.

RECENT ACQUISITIONS:

In April of this year, Pipasa completed the acquisition of the poultry division and animal feed concentrate business of Coopemontecillos R.L. for approximately $2,700,000. Pipasa acquired the assets, including plant, equipment, vehicle fleet, inventory, hens and raw materials and some accounts receivable. Coopemontecillos had a 6% market share of the Costa Rican poultry market but was not a significant factor in the animal feed market.

CUSTOMERS:

Even with its strong market position, Pipasa is constantly striving to strengthen it. It promotes its brand names through advertisements and marketing events. Pipasa considers itself to be among the most recognized Central American chicken producers securing agreements to supply chicken in Costa Rica to Burger King, Pizza Hut, Subway, KFC, Gerber Products and to McDonalds in Central America. Within the last two years, Pipasa has invested approximately $4,300,000 in assets that have increased efficiency and output, such as an automatic de-boning machine, a new incubation plant (regarded as one of the most modern in Central America), a nipple-type drinking system to feed birds and a new distribution fleet.

STRONG DISTRIBUTION NETWORK:

Pipasa has a distribution fleet consisting of approximately 156 delivery trucks specially designed to deliver poultry products. These trucks play an important role in Pipasa's export business, as they give Pipasa the necessary fleet size to export to other countries. These trucks deliver fresh products daily, thus maintaining Pipasa's reputation for fresh quality products. Through its 38 outlets, Pipasa is able to distribute its products to customers in urban and rural areas who may not have easy access to supermarkets. The majority of these outlets are owned by Pipasa and are located in the urban areas.

EXCHANGE RATE RISK:

Pipasa makes U.S. Dollar payments for its raw materials and bank facilities. This U.S. Dollar expense component is not unique to Pipasa, as all poultry producers in Central America must rely on U.S. companies for raw materials like corn, soybean meal and reproduction birds. Given its U.S. Dollar exposure, Pipasa actively manages its exchange rate risk. It uses a financial model to determine the best strategy to mitigate against Colones devaluation against the U.S. Dollar. Pipasa systematically increases its yearly sales prices by a rate that runs in pace with Colon devaluation against the Dollar. For the fiscal year 1997, the national devaluation rate was 11.60% and correspondingly, Pipasa increased its prices 12.6%. Management believes that the Company's strong market will allow for this type of price increase without sacrificing demand and market share. The Company has successfully passed along such increases for the last five years.

Management plans to increase its export operations in order to increase its U.S. Dollar revenue, as all export sales are made in U.S. Dollars. In 1997, Pipasa generated $2,300,000 in export revenue, which represents 3.22% of total sales.

COMMODITY RISK:

Pipasa imports all of its corn, the primary ingredient in chicken feed, from the United States. Movements in the price of corn can significantly affect Pipasa's net profit margin. Pipasa has a department exclusively dedicated to hedging its corn and soybean meal exposure and has been doing so for the last six years. Pipasa is not involved in speculation and only hedges known exposure. The department works closely with its broker dealers FIMAT and Prudential Securities and confers with its internal hedging committee in order to employ the best strategy to hedge corn exposure. Pipasa sets a conservative target price for its corn, which is based on worst case assumption (i.e. adverse weather conditions, thus high prices). The prices Pipasa paid for its corn and soybean meal in 1997 have consistently fallen below budgeted prices by 3.4% and 4.90%, respectively.

FOREIGN COMPETITION:

Pipasa's local market share could potentially be threatened by foreign competition. Pipasa believes that this likelihood is low for several reasons. Pipasa has a strong reputation for producing high quality products at a reasonable price. Secondly, Costa Ricans prefer fresh chicken to frozen chicken and due to transportation constraints and distance, foreign competitors would have to sell frozen chicken if they were to sell it in Costa Rica.

The Agriculture Ministry in Costa Rica monitors all the chicken entering the country, as it wants to prevent Newcastle Disease from entering the country. The Costa Rican market is also protected by tariff agreements. Chicken importers must pay duties as dictated by GATT agreements. These agreements were reached during the GATT and Uruguay Round and are due to expire in 2004. They provide that only 887 MT (metric tons) of whole chicken parts or chicken derivatives can be imported to Costa Rica from countries outside of the Central American Common Market. The Central American Common Market "MCCA" which originated in 1963, was the integration of the political and economic system of the countries in Central America. The purpose for the integration was to create a market large enough for industries to benefit from greater economies of scale. Members of the MCCA include Costa Rica, Guatemala, Nicaragua, El Salvador and Honduras. This quota is taxed 39% and amounts in excess of this quota are subject to a 200% tariff. This tax rate was based on the additional cost of producing poultry in Costa Rica compared to cost of production in the U.S.

COMMODITY RISK MANAGEMENT:

Pipasa's greatest cost components are corn and soybean meal, which are imported from the United States. Pipasa purchased approximately $1,000,000 per month in corn through the Chicago Board of Trade ("CBOT"). Corn and soybean meal purchases represent approximately 50% of total cost of goods sold and 70% of raw material costs. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires consistent and daily hedging in order to minimize the effect of price increases on its profit margin. The minimum contract size for corn purchased through the CBOT is 5,000 bushels per contract (delivery dates are September, December, March, May and July) and the tick size for corn is $0.0025. The tick size indicates the volatility of a contract. In the case of corn, a tick size of $0.0025 means that for each one-quarter cent move on a contract, the price of corn on one contract, moves $12.50.

Pipasa has been actively hedging its exposure to corn since 1991. It has a dedicated department whose sole responsibility is to evaluate, on a daily basis, the price of corn and soybean meal. All hedging activities are headed by the financial department, which has been trained at the CBOT and attends regular seminars on commodities hedging strategies.

Hedging strategies must go through a hedging committee. The committee consists of two analysts, as well as the Financial Director, Financial Manager and General Vice President. The committee meets at least once a month to evaluate Pipasa's exposure in corn and soybean meal. Pipasa's strategy is to hedge against price increases in corn and soybean meal. It is not involved in speculative trading. Contracts range from one month to six months. Pipasa will buy directly from the spot market if market conditions are favorable, but as a general rule, it purchases at least 50% of its corn through contracts. Pipasa's hedging strategy is set by its yearly budget, which determines how much corn and soybean meal it will need and the price it must pay in order to meet budget forecasts. It uses an internal pricing model to run sensitivity models. Pipasa bases its target prices on the worst case price assumptions (i.e. high corn prices). On a historical basis, Pipasa's current prices paid for corn have fallen 3.4% below its budgeted prices.

Pipasa has a $250,000 credit line with FIMAT and draws upon this credit line in order to cover its initial margin deposit. The interest rate paid on this line of credit is less than 10% on drawn amounts. Pipasa is in constant contact with its brokers (at least three to four times a day) and receives advice from the broker dealer's corn experts. Pipasa also installed a satellite dish in 1991 which enables it to receive real time information on the price of corn and soybean meal via the Future Source Technical Services and the Futures World News.

Pipasa's soybean meal purchases total approximately $600,000 a month. The hedging strategies for soybean meal purchases are identical to that of corn purchases, except that Pipasa purchases its soybean meal through a Costa Rican company, Inolasa, in which Pipasa holds a 10% equity ownership of the outstanding stock. In Costa Rica, there exists a 5% tax for soybean meal imports, which is not levied if purchased through Inolasa. If for any reason Inolasa cannot deliver the soybean meal to Pipasa, Pipasa can buy its soybean meal directly from the CBOT. Thus far, Pipasa has never had to go directly to the CBOT to purchase soybean meal. On a historical basis, Pipasa's current prices paid for soybean meal have been close to 5.0% below its budgeted prices.


EXCHANGE RATE RISK MANAGEMENT:

In addition to movements in the price of corn and soybean meal, due to weather conditions or demand levels, Pipasa has exposure to fluctuations in exchange rates, as payments for corn, soybean meal and reproduction birds are in U.S. Dollars. Pipasa has an internal Economic Studies Division whose sole function is to follow economic and industrial trends that influence foreign exchange levels. This division examines areas such as poultry gross national product, GNP, inflation, devaluation, export and import growth rates, growth in real wages, unemployment and population rates.

The raw material purchases have an average payment period of 120 days, hence exchange rate risk is for four months. During this time, accounts are paid and costs are updated to reflect new exchange rates. In the event of a severe devaluation of the Colon, or increases in international prices, the Company can increase sales prices to recuperate its foreign exchange losses. In addition, all of Pipasa's exports are denominated in U.S. Dollars (even exports within Central America). Management expects that the strategy to increase exports will increase Pipasa's U.S. Dollar revenues. Currently, Pipasa has financial liabilities of $6,000,000. Pipasa uses a model to determine the maximum devaluation possible before it considers taking on Colon-based debt. In effect, Pipasa borrows in U.S. Dollars when the economies prove it to be less expensive than borrowing in Colones.

PRICING:

In Costa Rica, there are no laws against monopolies, however, there are laws against monopolistic practices. Companies, which have a dominant market share in Costa Rica, cannot arbitrarily increase prices in order to take advantage of its market position. Companies are also forbidden to work in conjunction with their competitors in order to create price collusion. Given these guidelines, Pipasa's pricing strategies are influenced by two main factors: industry conditions and currency devaluation. As previously mentioned, Pipasa will use its financial model to increase prices accordingly in order to mitigate devaluation of the Colon. During the last 10 years, the Costa Rican Colon has devalued an average of 13.5% per year, which Pipasa has mitigated by increasing prices on average by 14.0% per year for its chicken, meat by-products and animal feed segments.

In terms of consumer reaction to price increases within the chicken broiler segment, there is little differentiation for customers between one competitor and another. Instead, customers are driven by price set by the leader, which in the Costa Rican market is Pipasa. As the market and price leader, Pipasa has the flexibility to increase its prices without losing significant market share. Given the consistent increase in chicken prices over the past 12 years, Pipasa believes it has excellent data on consumer reactions to price increases. It has been Pipasa's experience that a significant increase in prices leads to a temporary decrease in demand that lasts approximately two months.

MAIN BUSINESS SEGMENTS:

Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other meats in the country. Per capita consumption of poultry has increased from 16.2 kilos (35.6 lb.) in 1994 to 18.0 kilos (39.6 lb.) in 1996, an 11.11% increase during the two year period. Poultry is consumed in all social levels and is not defined by geographic markets. The popularity of poultry in Costa Rica extends beyond broiler chicken (whole chicken) and includes chicken by-products like sausages and cold cuts.

The following is a brief description of the main business segments of Pipasa:

BROILER CHICKEN:

Sales of broiler chicken represented approximately 63% of Pipasa's total sales during fiscal 1997. Gross margins for locally sold broilers as a percent of total broiler chicken sales was 26.20%.

CHICKEN BY-PRODUCTS:

Meat by-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. Meat by-products represented a little over 11% of Pipasa's total sales for fiscal 1997. It is a very profitable segment of the business, with gross margins as a percent of total by-products sales of roughly 38%.

ANIMAL FEED:

Animal feed is made with imported raw materials such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. It is marketed for consumption by cows, pigs, birds, horses and domestic pets. Animal feed represented approximately 17% of Pipasa's total sales during 1997.

OTHERS:

This segment includes sales of commercial eggs, fertile eggs, animal feed and baby chicks to integrated producers, as well as raw materials and baby chicks to third parties.

POULTRY RAISING PROCESS, PROCESSING FACILITIES AND HEALTH GUIDELINES

POULTRY RAISING PROCESS:

The poultry raising process starts with the import of one-day old parent hens from the United States. Once these hens reach their laying period, which takes 20 weeks, they produce fertile eggs, which are then incubated in order to produce baby chicks. The hatching period lasts 21 days, which is divided into 19 days in hatching machines and two days in birth chambers. These baby chicks are inoculated to prevent diseases. The chicks are then brought to Pipasa's own raising house or to independent integrated producers who raise the chicken to full size (typically a seven week process) providing basic elements such as vitamins, formula, and a balanced ration of feed. The integrated producers are a group of 72 farmers who own their own land and facilities. They have a long-term contract with Pipasa to raise the baby chicks to adult birds with an average weight of 1.87 kilograms (4.1lb.). Integrated producers supply 30% of the total chicken needed by Pipasa and are paid according to the weight and quality of the chicken produced and the mortality rate of the lot of chickens raised. Pipasa provides free veterinary services and offers vaccines and chicken feed to the farmers at wholesale prices. Regardless of whether Pipasa raises the chicken or integrated producers do, the chickens are regularly inspected for immune deficiencies, vitamin levels and general diseases. By working in conjunction with these integrated producers, Pipasa has greater flexibility to increase or decrease the number of chickens raised depending on Pipasa's growth objectives.

PROCESSING FACILITIES AND HEALTH GUIDELINES:

Once the chickens reach the desired weight, they are then taken to the processing plant. Pipasa's processing house is among the most sophisticated and largest in the country. The plant size is approximately 6,205 square meters and has the capacity to process 7,000 broilers per hour. The processing plant is where the chicken is slaughtered and the meat packaged or processed to make chicken by-products. As with all animal processing facilities, the processing plant must be kept clean in order to prevent the spread of bacteria. For this reason, Pipasa's employees are required to wear protective masks, caps, boots, gloves and coats at all times while in the processing plant. Each time an employee enters or leaves the processing plant, boots must be soaked and rinsed with bleach. All bathroom facilities are located outside of the plant and are equipped with foot operated faucets. All new employees are trained as to the proper procedures required in handling and preparing food.

A government health inspector is at the plant 24 hours a day. The government representatives inspect every step of the processing procedure and send samples of the meat to government labs for analysis for bacteria and other organisms. In addition to government inspectors, Pipasa has its own staff of inspectors who also take samples of the meat at each step of the production process. These samples are then sent to Pipasa's own labs for analysis. Because Costa Rica has been declared free of Newcastle Disease, the Animal and Plant Health Inspection Service (APHIS) surveys work in Pipasa's facilities to ensure that Costa Rica continues to be free of Newcastle Disease. Pipasa recently adopted the guidelines of Hazard Analysis Critical Control Points (HACCP) which are expected to be fully implemented in the future. HACCP is a prevention based food safety system used widely throughout the food industry in Total Quality Management. It is a tool used to assess hazards and to establish controls based on the prevention of food contamination. For example, temperature must be carefully controlled as microbial growth is encouraged between 4-60 degrees
Celsius or 40-160 degrees Fahrenheit. HACCP encourages employees to gain an in-depth understanding of total food production. The employees thus take an active role in ensuring food quality and safety. By identifying critical points in the process flow that could lead to contamination of food products and applying control measures at each point, the likelihood of a food borne illness is reduced.

BROILER CHICKENS CUSTOMERS:

The main brand name is Pipasa, which sells mostly broiler chickens, chicken parts, mixed cuts and breasts. Broiler chicken is a generic product that is directed to customers of all social and economic levels. It is estimated that Costa Ricans eat chicken at least once a week. Chicken is sold to institutional clients, schools, hospitals, restaurants and small grocery stores. Pipasa currently supplies Burger King, Subway, Pizza Hut, Gerber Products, Rostipollos and KFC in Costa Rica. Pipasa was recently selected by McDonalds to be its poultry products supplier for all of Central America.

CHICKEN BY-PRODUCTS CUSTOMERS:

Pipasa's meat by-products are sold through the Kimby brand name and are sold to all social and economic classes. The Kimby brand name is the leading seller in chicken meat by-products in Costa Rica. These products are sold mainly in supermarkets and sales of these products are predominantly driven by price. The Kimby brand name is one of the leading sellers of chicken by-products and the leading seller of chicken sausages in Costa Rica.

ANIMAL FEED CUSTOMERS:

Pipasa's animal feed products are sold through the Nutribel brand name. These clients are mainly big wholesalers and high scale breeders. This customers group is focused on quality and price. Products marketed through the Mimados brand name, a division within Nutribel, targets veterinarians, pet stores and supermarkets. These clients are typically among the medium to higher income levels. The leader in this market is Dos Pinos (33% market share) which sells animal feed exclusively to co-operatives. The rest of this market is very fragmented.

"OTHERS" CUSTOMERS:

Customers of this segment are mainly integrated producers, small farmers and commercial egg distributors.

MARKETING:

Pipasa has a dedicated division for marketing. The marketing department's responsibility is to disseminate Pipasa's various products and brand names. In addition to television and radio advertisements, Pipasa works with its distribution centers to give away posters, T-shirts and hats that promote the Pipasa product brand names. In Costa Rica, the Pipasa brand name commonly appears on major billboards and bus stops. There are more marketing techniques available for use in meat by-products, as these items can be packaged in a more effective manner in order to draw customers.

DISTRIBUTION:

Pipasa's distribution fleet consists of approximately 156 trucks. The fleet delivers to over 11,200 clients. These trucks are specially designed to deliver poultry and are equipped with refrigeration chambers. These vehicles typically have a useful life of 5 years. Pipasa's products are sold not only through supermarkets, but also through rural and urban retail outlets. A majority of total distribution is conducted through its urban retail outlets, a smaller portion through rural outlets and the remaining distribution is serviced through the Company's processing plants. These retail outlets are dedicated to the sale of Pipasa products exclusively. Prices for products sold in these retail outlets are identical to prices quoted in supermarkets. The products sold are fresh as these retail outlets are typically situated near Pipasa's processing facilities which enables trucks to make deliveries on a daily basis. Products may be sold by the unit or wholesale. Pipasa currently has 29 urban distribution outlets and 9 rural outlets. The rural outlets are strategically located near major roadways, and are equipped with refrigeration chambers that allow for storage of chicken. Pipasa plans to increase the capacity of these cold room storage facilities in order to meet increased production plans (specifically for chicken by-products). The increased capacity will enable distribution trucks to make more deliveries, as trucks can simply return to the nearest agency to reload their trucks, as opposed to returning to the main plant in order to reload.

EMPLOYEES, COMPENSATION AND INCENTIVES:

The top management level at Pipasa has on average almost 15 years of experience with Pipasa and has been able to grow Pipasa's market share to 50% by creating efficient operations, making strategic acquisitions and producing high quality products.

The success of the Employee's Solidarity Association (ASEPIPASA) and the fact that there has never been a strike at Pipasa, reflects the quality of the management team and its ability to keep its employees satisfied. ASEPIPASA provides recreational facilities, healthcare and pension benefits as well as financial services to its employees, Pipasa encourages its employees to make a career at Pipasa.

As of September 30, 1997, Pipasa had approximately 1,990 full-time employees, of whom 55 were in management and 247 were in administration. Private companies typically support their own workers' associations instead of organized unions, which provide certain services such as credit, recreational facilities, subsidized housing, as well as healthcare benefits. Pipasa's employees created ASEPIPASA in 1985. This association sits on land donated by Mr. Chaves and is among the largest solidarity associations in Costa Rica. The association has a swimming pool, soccer field, outdoor sports, sauna and a 1,000 seat gymnasium facility. At Pipasa, all the employees participate in the association. This level of participation is a direct reflection of the quality of services and benefits available to Pipasa employees.

Salaries in Costa Rica are increased twice a year as dictated by the government in order to counterbalance the effect of inflation and the cost of living. By law, each year, companies are required to pay to the employees, 8.33% of an employee's yearly gross salary as severance which must be paid upon termination of a labor contract without just cause to a maximum of eight years. At Pipasa, employees have the option to have the 8.33% paid to ASEPIPASA as part of a savings incentive program for as long as they work for the Company, not just 8 years. Few other companies in Costa Rica offer this option. The savings incentive program works as follows: Pipasa pays at each pay period to ASEPIPASA 5% of the employee's wage for that pay period. 5% is then matched by the employee. Then, in February, Pipasa makes the final payment equal to 3.33% of the employee's total yearly gross salary. Employees have the option to deposit the remaining 3.33% due from Pipasa into pension fund Provida. ASEPIPASA manages all the cash generated by the savings incentive program. It invests in low risk vehicles like certificates of deposit and other AA rated or better investment vehicles. Employees can borrow against the amount in their savings at a local interest rate of 18% - 30%. Once an employee leaves Pipasa, the employee is entitled to the total amount accumulated in their severance and savings incentive account.

All employees are protected by obligatory insurance with the Caja Costarricense de Seguro Social ("CCSS") and the Instituto Nacional de Seguros ("INS") which are the government's social security and insurance programs. All companies in Costa Rica must pay the CCSS 21% and the INS 1.74% of each employee's monthly salary. These contributions serve as a policy for healthcare and employee accidents. This policy has unlimited coverage. For example, if an employee were to suffer serious injury while at work, the CCSS and INS will provide hospitalization, rehabilitation and medicine. The CCSS pays 70% of the employee's normal salary during the periods in which he or she is unable to work. In addition to these benefits, employees must pay a total of 9% of their monthly salary to the CCSS in order to receive healthcare, pension and maternity care benefits.

Employees are provided with a profit sharing program. If Pipasa has a successful year and generates profits in excess of budgeted levels, Pipasa will distribute a percentage of its net income to its employees. This incentive is calculated
monthly  and  distributed   every  two  months.

In conjunction with a local university, Pipasa offers a business administration program for its employees. The main goal of the program is directed toward developing Pipasa's future management team. Classes are held at Pipasa's facilities.

BACKLOG:

At September 30, 1997, Pipasa had no backlogs.

PROPRIETARY INFORMATION:

Pipasa  uses  no  material  proprietary   information  in  connection  with  its
operations.

ENVIRONMENTAL COMPLIANCE:

Pipasa is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, Pipasa could become subject to material costs to comply with environmental laws in jurisdictions in which it does not now do business. At the present time, Pipasa cannot assess the potential impact of any such potential environmental regulation. The Company has been and is practicing for several years sustainable environmental policies such as reforesting approximately 500 hectares with hardwood trees, processing and recycling its wastes, producing organic fertilizer, and building oxidation lagoons and sewage treatment plants.

GOVERNMENT REGULATION:

The poultry hatcheries and processing plants are subject to regulation under Costa Rican law regarding cleanliness and health standards. Exports of Pipasa poultry products are regulated in the countries in which Pipasa makes sales. Such regulation is not considered to be a burden on Pipasa or to have a material effect on Pipasa's ability to make a profit. Otherwise, Pipasa is not subject to any material governmental regulation or approvals.

YEAR 2000 ISSUE

The Company established a formal Year 2000 oversight committee in December, 1997. The members of this committee are the Information System Manager, the Corporate Auditor, the Administrative Director, an Information Systems Auditor, and the Company's External Information Systems Adviser. Along with this committee, the Company has a written certificate that its Information Systems tools that are developed by Oracle are "FULLY COMPLIANT" with the Year 2000 changes. As follows, a list of tools that have been certified: RDBMS, Developer 2000, Developer 2000-Forms, Developer 2000-Reports, Developer 2000-Graphics, SQL*Plus, Oracle*Bood Runtime, Oracle Data Browser.

The Company has begun the conversion, testing and implementation stages of the entity's Year 2000 plan. This plan includes vendors, customers and intermediaries. Management expects to complete its Year 2000 plan during fiscal 1998 AND FISCAL 1999. To the extent that the Company could not implement effectively the plan, adverse results could arise.

ITEM 2.   DESCRIPTION OF PROPERTY:

PRODUCTION AREA:

This area has the following divisions: Reproduction, Incubation, Broiler Chicken and Reproduction Hen, Processing Plant, Further Processing and Animal Feed Plant.

REPRODUCTION DIVISION:

o     Present  capacity of  production  installed :  26,208,000  of fertile eggs

o     Location: The installations are located in Sardinal de Puntarenas.

INCUBATION DIVISION:

o     Present capacity of production installed: 24,401,520 youngsterschicks/year
                                                469,260 youngsters chicks/week

o     Location:  The plant is located in Aranjuez de Puntarenas.

This plant is one of the most modern incubation plants in Central America, which allows for an expansion of its halls of incubation and hatching, to increase production, and fulfill future needs of customers for many years.

ANIMAL FEED DIVISION:

o     Location:   (1) San Rafael de Alajuela
                  (2) Sardinal de Puntarenas

o     Present capacity installed:  (1)  33 tons of animal feed per hour
                                   (2)  13 tons of animal feed per hour

The plants perform the activities such as: Ground grains, flour mixing and packing of different types of balanced food.

BROILER DIVISION:

o     Present capacity:             20,500,000 youngsters/year

o Location of the farms: 63 farms owned and located in the central area of the country.

o Youngsters are received of one day after birth. During this time the chicks receive three types of diet according to growth requirements. This growing stage lasts 43 days.

PROCESS DIVISION:

o     Present capacity of process:  26,038,195 kilograms per year

o     Location of the farms:   The plant is located in San Rafael de Alajuela.

o The process is divided into slaughter and pluck, coolers and retailers, packing and cuts, subproducts.

FURTHER PROCESSING:

o     Present capacity: 2,900 ton/year

o     Location: The plant is located in San Rafael de Alajuela

o The process is divided into sausage, formed, packing and hot zone (oven and cooking tanks) areas.

MARKETING AREA:

o The chicken and further process products are distributed through nine retail outlets using the vehicle fleet in rural zones and 27 owned retailers in the central provinces of the country that carries all of our products to more than 8,500 different clients. These include the majority of the recognized supermarkets, suppliers, meat markets and other clients.

ADMINISTRATIVE AREA:

o     Headquarters of Pipasa are located in La Ribera de Belen, Heredia.

ITEM 3.  LEGAL PROCEEDINGS:

       No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

       The Costa Rican income tax returns of Pipasa for 1993, 1994, and 1995 were were assessed for $39,354, $131,222, and $76,976, respectively. Due to the disallowance by the Costa Rican tax authorities of approximately 26.03% in the aggregate of the deductions taken by Pipasa for 1993, 1994, and 1995, the assessments have been contested by the Company. Management does not believe this matter will be resolved in the next fiscal year.
       No accrual has been made for any losses that may result from the resolution of this uncertainty.

       The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to a vote of the shareholders during the fiscal year 1997. On March 23, 1997 the Company held an Annual Shareholders Meeting to submit to the stockholders of the Company the ratification of KPMG Peat Marwick as its external auditors and accountants, and the replacement of James Kirk Isenhour as a Director of the Company, by electing The Honorable Luis
G. Guinot, Jr.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(A)  Main Market or Markets
     ----------------------

The Company's Common Stock has been listed on NASDAQ since May 25, 1990. Market makers and other dealers provide bid and ask quotations of the Company's common stock under the symbol "RICA".

The table below represents the range of high and low bid quotations of the Common Stock of the Company as reported by NASDAQ during the reporting period herein and the two prior years. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Fiscal Year 1997
----------------
                                   High              Low
                                   ----              ---
First Quarter
Common Shares                    $ 2.250           $ 2.125

Second Quarter
Common Shares                    $ 1.625           $ 1.500

Third Quarter
Common Shares                    $ 1.688           $ 1.500

Fourth Quarter
Common Shares                    $ 1.500           $ 1.375

Fiscal Year 1996
----------------
                                   High              Low
                                   ----              ---
First Quarter
Common Shares                    $ 0.469           $ 0.125

Second Quarter
Common Shares                    $ 0.781           $ 0.219

Third Quarter
Common Shares                    $ 2.188           $ 0.375

Fourth Quarter
Common Shares                    $ 4.40            $ 1.04

Fiscal Year 1995
----------------
                                   High              Low
                                   ----              ---
First Quarter
Common Shares                    $ 0.4375          $ 0.25

Second Quarter
Common Shares                    $ 0.3125          $ 0.25

Third Quarter
Common Shares                    $ 0.6875          $ 0.1875

Fourth Quarter
Common Shares                    $ 0.6875          $ 0.344


(b)    Approximate Number of Holders of Common Stock
       ---------------------------------------------
As of December 15, 1997, a total of 19,809,396 shares of the Company's common stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately 500. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in nominee names by the Company's market makers and brokerage houses.

(c)    Dividends
       ---------
The Company's stockholders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company paid no dividends on the common stock during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future. Pipasa has declared and distributed dividends to its stockholders over the years. Fiscal 1997 is the first year that the Company is entitled to receive dividends from its subsidiary. On December 20, 1996, a dividend of $1,226,447 was paid by Pipasa which was equivalent to the retained earnings through the date of the reverse merger. In accordance with a standing agreement, such dividend was paid to existing stockholders of record of Pipasa as of the date of the reverse merger. Pipasa's payments of dividend are based on profit as determined by Costa Rican statutory financial statements (Costa Rican accounting principles). As of September 30, 1997 Pipasa has retained earnings of $1,957,970 that can be distributed to current stockholders, computed by applying the exchange rate as of that date to retained earnings balance expressed in Costa Rican currency.

ITEM 6.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL:

Management is responsible for preparing the Company's financial statements and related information that appears in this report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with Generally Accepted Accounting Principles in the United States. Management has included in the Company's financial statement amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Results of operations for the period ended September 30, 1997, reveal a year of a strong growth in sales and strategic acquisitions, and a decrease in international prices for corn and in interest rates. Among these economic and financial issues that directly affect the Company's profitability, through Pipasa and in general the whole poultry industry in the area, is the weather phenomenon El Nino which had a negative effect in the breeding of reproduction hens. This effect, among others of minor relevance, increased Pipasa's cost of sales, due to a decrease in incubation rates and an increase in the mortality rates in broiler chicken and reproduction hens.

Total sales for the fiscal 1997 increased 13.80% when compared to fiscal 1996. Exports increased by 94.60% during this fiscal year when compared to fiscal 1996, due to a 96.21% increase in tonnage offset by a 1.61% decrease for exchange rate variances. Among the export activities, was a temporary export sales to Honduras, which was announced in a press release, and that represented steady sales of dressed pounds of chicken through July, 1997.

To offset the negative effects of EL Nino on yields, Pipasa's management has taken immediate measures and is in the process of installing a "Controlled Environment" in the Broiler and Reproduction Divisions. This technique involves creating regulated and controlled temperatures among the farms where the reproduction and broiler birds are kept. The effect on cost of sales of the weather-related technical problems has been mitigated by a decrease in average CBOT prices of corn, the main ingredient in the birds' diet, combined with a decrease in the amount of corn used in our feed formulation.

Cost of imported grains (corn and soybean meal) for the year ended September 30, 1997, represented 40.45% of the total cost of sales of broiler chicken and by-products, compared to 45.09% of cost of sales in fiscal year 1996.

During the fiscal year 1997, the USDA declared Costa Rica free of Newcastle Disease, an honor shared only with Chile, in Latin America. The declaration means that Costa Rican chicken products meet the same stringent USDA standards relative to this disease which are also imposed on U.S. poultry producers. The Company is in the process of fulfilling the necessary requirements to obtain permits to export to USDA regulated markets, such as compliance with the HACCP standards and USDA certification of the Company's facilities.

The following table presents information related to the Company's operation:

                                    YEAR ENDED
                              1997             1996
----------------------------------------------------
 Net Sales             $70,018,094      $61,535,457
 Operational
  Profit                $3,961,761       $5,167,302
----------------------------------------------------

The following table presents certain items as a percentage of net sales for the period indicated:


                                           YEAR ENDED
                                      1997           1996
---------------------------------------------------------
 Net Sales                            100%           100%
 Cost of Sales                      75.99%         73.85%
 Gross Profit                       24.01%         26.15%
 Sales Expenses                      9.71%         10.57%
 General and Adm.                    8.64%          7.18%
 Operational  Profit                 5.66%          8.40%
---------------------------------------------------------

                  YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO
                      THE YEAR ENDED SEPTEMBER 30, 1996.

NET SALES:

General. Net sales generated by the company's operation for the year ended September 30, 1997 were $70,018,094, an increase of $8,482,637 or 13.78%
compared with fiscal 1996. The following table shows sales amounts by segment for the fiscal years ending September 30, 1997 and 1996.

                Millions of dollars      % Increase
----------------------------------------------------
PRODUCTS            1997       1996         96/97
----------------------------------------------------
Chicken              44.28     41.24         7.38%
By Products           7.92      7.07        12.02%
Animal Feed           6.95      5.00        39.11%
Exports               2.30      1.19        94.61%
Others                9.00      7.03        21.38%
----------------------------------------------------
                     70.02     61.54        13.78%

Broiler chicken sales for fiscal 1997 grew from $41,239,331 during fiscal 1996, to $44,284,164 for the same period of 1997, an increase of 7.38%. This increase is due to a 4.72% increase in tonnage and the remaining 2.66% is due to sales price increases.

By-products are the most profitable products of the Company. Total sales of this segment were of $7,923,545 during fiscal 1997, an increase of $849,930 or 12.02% when compared with sales of fiscal 1996. This increase is due to a 3.66% increase in tonnage and the remaining 8.36% is due to price increases among the products within this segment (patties, sausages, further-processed products and maquila).

Animal Feed: Sales for commercial animal feed were $6,950,523 in fiscal 1997 and $4,996,541 during fiscal 1996. An increase of 39.11%. This sales increase corresponds to a 27.80% increase in tonnage, with the remaining 11.31% due to price increases. Also, Kanin and Mimados , our pet food brands gained market share. Management has committed promotional and other resources to these products, which are among the Company's most profitable.

Exports: The Company's exports were $2,325,043 during fiscal 1997, an increase of $1,130,300 or 94.60%, when compared to fiscal 1996. This increase in exports was primarily due to the combined result of: an 11.88% increase in net sales of chicken by products due to a 13.44% increase in total dressed pounds, offset by an exchange rate effect on prices of -1.56%; a 154.42% increase in broiler chicken and chicken parts due to a 121.3% increase in tonnage with the remaining 33.12% due to price increase; and the introduction of the pet food MIMADOS during the fourth quarter of the year.

A significant contributor to the increase in exports was a transaction with Honduras, which represented a one-time export sale to that country, running through July 1997. Management expects that the success in 1997 will lead to future opportunities in this market, and an increase through its exports to Central America. The Company has opened its own distribution facility in El Salvador, which includes cold storage, offering sausage, pate, bologna and other chicken and turkey products under the Company's popular Pipasa(TM),
Kimby(TM)  and  Supremo(TM),  brands.  Pipasa  has  been  fortunate  to  serve
McDonalds restaurants as a supplier in Costa Rica for several years. Thanks to the excellent service that the Company has given to this important client, during fiscal year 1997, Pipasa has been selected by McDonalds as its supplier for poultry products for all of Central America. Management expects that this relationship will increase exports to these markets.

Others: Sales of Others were of $8,534,817 and $7,031,226 during fiscal 1997 and fiscal 1996 respectively. An increase of $1,503,591 or 21.40%. This increase is due to a 13.29% increase in tonnage and an 8.11% increase in prices.

The following table shows the Company's sales distribution, for fiscal years 1997 and 1996:


SEGMENT               1997          1996
---------------------------------------------
Chicken              63.25%          67.02%
By products          11.32%          11.50%
Animal feed           9.93%           8.12%
Exports               3.32%           1.94%
Other                12.18%          11.42%
---------------------------------------------
Total               100.00%         100.00%


COST OF SALES:

General. Fiscal 1997 cost of sales were $53,206,620, an increase of $7,760,438 or 17.08% when compared to cost of sales during fiscal 1996. This increase in cost of sales is due primarily to a 14.58% increase in tonnage combined with the effect of a higher cost of raw materials and higher production cost of broiler chicken and by-products segments. As a percentage of sales, cost of sales was 75.99% for fiscal 1997 compared to 73.85% in fiscal 1996, for an increase of 2.14%. The most significant variations were in raw materials and indirect costs. Labor costs remained relatively constant.

El Nino Effects: El Nino directly affected the percentage of cost of sales over net sales for fiscal 1997. When mortality rates increased in the Reproduction and Broiler Divisions, the company's fertile egg incubation rate goal only reached 92% of hatchery capacity, consequently, the available amount of baby chicks for growing and processing was less than projected, causing a shortage of chicken pounds for sale.

To satisfy demand, it was necessary to import baby chicks for the broiler (or growth) phase, leading to higher costs. This situation increased unit prices and also affected the incubation rates. The goal for fiscal 1997 was an 86.25% incubation rate, and the Company achieved 84%. The ideal mortality rate standard for birds in their growing phase is 3.5%, and the Company experienced average 4.60% mortality during fiscal 1997. As the new regulated and controlled environments are implemented among the different farms, management expects the mortality rates to decrease almost immediately. When implemented in the Company's experimental farms, mortality in the growing phase (broiler chicken) decreased from 5.15% to 4.69%, or a 9% improvement. In the Reproduction phase, the results were a decrease in mortality from 5.35% to 1.68% in August 1997, a 68.6% improvement. Management expects
to be able to offset the effects of   EL Nino  throughout fiscal year 1998.

Management decided to change the breeding of its reproduction hens in order to have breeds with more weight with fewer weeks of feeding and growing. This change in breeding temporarily affected the incubation rates. Although this breeding process requires an adjustment period, it has fulfilled expectations concerning weight. Nevertheless, management estimates that the adjustment will be completed during the next fiscal year.

Other relevant facts that explain the increase in cost of sales as a percentage of net sales are:

o Average soybean meal prices for 1997 increased by 28.70% when compared to average prices in 1996.

o Inventory reconversion: Broiler chicken stored in freezing chambers that had to be reconverted to other cuts such as breast, thighs and other chicken parts. This was necessary to satisfy the demand increase from exports, as well as in the domestic market for chicken and by-products;

o   Import  of  6,100  boxes  of  fertile eggs, which represent 8.90% of total
    produced  eggs.    These  eggs had an incubation rate of 76.70%, versus an
    average 84.25% that the Company produces locally.

o Changes in diet formulation for the birds, with the purpose of increasing weight.

Broiler  Chicken:  Cost  of  sales  for  broiler  chicken  for fiscal 1997 was
$32,554,735,  an   increase  of  $3,738,587 or 12.97% compared to fiscal 1996.
This difference is due to a 4.72% increase in dressed pounds sold and the remaining was due to an increase in unit production costs in the incubation and growing phases explained above.

By-Products: Cost of sales for chicken by-products was $4,870,400 during fiscal 1997, an increase of $232,938 or 5.02% compared with fiscal 1996. This is due to an increase of 3.66% in tonnage and increases in cost production explained above.

Animal Feed: Cost of sales for animal feed was of $5,767,286 for fiscal 1997, an increase of $1,325,361 or 29.84% when compared with fiscal 1996. This difference is due to a 27.80% increase in tonnage and the higher soybean meal prices.

Exports: Cost of sales for exports for fiscal 1997 was $1,719,261, $831,185 or 93.59% higher than cost of sales when compared with fiscal 1996. This increase is due to a 94.60% increase in dressed pounds sold and higher production costs of the products that were exported during the present fiscal year.

Others:  Cost  of  sales  for    Others  was $8,294,938 during fiscal 1997, an
increase of $1,632,367 or 24.5% when compared with fiscal 1996. This increase is due to a 13.29% increase in tonnage and increases in raw material costs.

GROSS PROFIT:

Gross profit for fiscal year 1997 was $16,811,474 or 4.49% higher than fiscal 1996. As a percentage of net sales, gross profit decreased to 24.01% during fiscal 1997 from 26.15% in fiscal 1996, due to the issues discussed above. The following table shows gross profit for each segment for the years ended September 30, 1997 and 1996:

                            YEARS ENDED

SEGMENT                 1997        1996
----------------------------------------------
Chicken                  26.20%      30.12%
By-products              38.53%      34.44%
Animal feed              17.02%      11.10%
Exports                  26.05%      25.67%
Others                   2.81%        5.24%
----------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative expenses increased by $1,633,496, or 36.99% during fiscal 1997, compared to fiscal 1996. As a percentage of net sales, this item increased from 7.18% during fiscal 1996 to 8.64% during fiscal 1997. Among the most significant increases were the amortization of the Company's information system, which was internally developed, operating expenses and professional external services such as legal and auditing fees.

SALES EXPENSES

Sales expenses increased by $294,244 or 4.52% for fiscal 1997, compared with fiscal 1996. When the Coopemontecillos R.L. market portion was absorbed, the Company was able to maintain its selling expense structure, and as a result, this item as a percentage of net sales decreased from 10.57% during fiscal 1996 to 9.71% during 1997.

OTHER INCOME / EXPENSES (NET)

Other income and expenses (net) decreased by $572,106 or 26.59% during fiscal 1997, compared with fiscal 1996. The Company's interest revenues increased by $387,049 or 88% during fiscal 1997, compared with fiscal 1996, income from "miscellaneous net" increased by $111,846 or 56.73% during fiscal 1997 when compared to fiscal 1996. Along with this increase, interest expense decreased by $177,670 or 6.61% and exchange losses (gains) increased by $104,459 or 102.89% respectively during fiscal 1997, compared with fiscal 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD
                         ENDING SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

The Company's revenues increased from $57,138,759 in fiscal year 1995 to $61,535,457 in fiscal year 1996, an increase of approximately 7% over the previous year. Pipasa experienced increased revenues in its latest fiscal year over the comparable previous year period as a result of its successful efforts to increase the volume of sales of its poultry products.

Pipasa's operating expenses increased to $10,921,973 for the fiscal year 1996, f r om $10,702,149 for the comparable fiscal year 1995. General and administrative expenses increased slightly as a percentage of revenue, relative to the previous fiscal year as a result of extraordinary expenses related to the Company, such as professional fees and travel expenses which were advanced to the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:    The  Company's  liquidity  is  dependent  upon  cash  flows from operations and the ability to obtain additional financing from external sources.

The Company's cash and cash equivalents totaled $1,388,290 at the end of fiscal year 1997, a $3,741,022 decrease from the end of fiscal 1996 (a $3,015,717 increase in 1996 compared to 1995). The decrease in cash and cash
equivalents  in  1997  was  primarily  a  result  from   additional   capital
expenditures and investments. In 1996, the increase in cash and cash equivalents was primarily due to external financing and a decrease in capital expenditures.

OPERATING ACTIVITIES:

Cash provided by operating activities was $4,587,448, $2,039,457 and $2,989,323 for 1997, 1996 and 1995. The increase in 1997 is explained mainly by the increase in accounts payable compared to 1996 and 1995. This increase is mainly due to important renegotiations in payment terms that the Company made with significant suppliers and increase in purchases of raw materials. During 1996, the Company presented a decrease in cash provided by operating activities due to higher levels of finished goods at the end of 1996 and higher costs of raw materials incurred in the production of those finished goods.

INVESTMENT ACTIVITIES:

Cash used in investing activities was $9,515,111, $1,799,347 and $3,244,892 for 1997, 1996 and 1995 respectively. The Company has made investments amounting to $3,973,736, $1,672,706 and $3,343,685 in property, plant and equipment during the last 3 years and is constantly improving its facilities and investing in new technology. Among the investments in 1997 were the
strategic   acquisition   of   the   assets  of  the  poultry   division   of
Coopemontecillos R.L, which included plant and equipment. The poultry division of Coopemontecillos was one of Costa Rica s six largest poultry supplier, with a 6% market share. As a result of this transaction, Management expects as much as a 15% sales increase (volume) during the next period, while still allowing to realize efficiencies. The assets acquired, which include plant, equipment and vehicle fleet are intended to be re-located with the purpose of expanding the Company's operations in the Central American region in the future. Other important investments included the Company's Reproduction Module Number 8, built with the most advanced technology and that increased incubation capacity, as well as vehicles used by the sales division, modern computer systems and incubation equipment.

The Company invested $3,708,805 in long- term investments during 1997, mainly for the acquisition of 10% equity in Inolasa - Adecsa. This company is the only Costa Rican supplier of soybean meal. This investment is considered strategic to assure continuous supply of this important raw material.

FINANCING ACTIVITIES:

During the three years under analysis, the Company obtained external financing in order to carry out part of its operating and investing activities. During fiscal 1996, the Company received more cash from external sources compared to fiscal 1995. This situation explains the increase in funds provided by financing activities. Cash provided by financing activities was $1,351,926, $3,099,113 and $1,085,785 for the years 1997, 1996 and 1995 respectively. The decrease in 1997 is mainly due to an increase in debt amortization, as well as the repurchase of common stock. Management expects to continue to finance operations with its normal operating activities and external sources, and that there will be sufficient resources available to meet the Company's cash requirements through the next year.

Working Capital: As of September 30, 1997, working capital was ($2,288,838) compared to working capital at the end of fiscal 1996, $(1,491,547) for a

$797,291  decrease.      At  the  end  of  fiscal  1995,  working  capital was
($1,336,514).   The current ratios were 0.88, 0.92,  and 0.96  as of September
30, 1997, 1996 and 1995 respectively.

As previously mentioned in the investing activities, during 1997 the Company incurred an extensive use of cash in capital expenditures which are related to the normal investing activities of the Company, the acquisition of 10% equity in Inolasa-Adecsa, purchase of assets from Coopemontecillos and the repurchase of common stock. This caused the indebtedness to increase 6% in 1997 when compared to 1996. Indebtedness increased 10% when comparing 1995 to 1996. Management is currently working on re-financing of Pipasa s debt. Management believes that the Company's liquidity position will improve during fiscal 1998.

Leverage  ratio:     Leverage as of September 30, 1997 was  3.29, compared to
2.53 at the end of fiscal 1996. This ratio increased due to the increase in liabilities and a decrease in Stockholders Equity from $8,983,919 as of September 30, 1996, to $7,289,434 at the end of fiscal 1997 resulting in a decrease of $1,694,485 or 18.86%. This decrease in Stockholders' Equity is due mainly to a 64% decrease for exchange rate adjustments in conversion to US Dollars, explained in notes to financial statements, and a 50.04% decrease for shares acquired by the Company which are held as treasury stock, offset by a 10.89% decrease in Due from Stockholders.

This management discussion and analysis of financial condition and results of operations may include certain forward-looking statements, within the meaning of Section 27E of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitations) statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecast and statements of expectation. Words such as expects,
anticipates,     intends,     plans,   believes,   seeks,   estimates   and
should and various of those words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or review any forward-looking statements based on occurrence of future events, the receipt of new information or otherwise.

Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of numbers of risks, uncertainties and assumptions. Representatives examples of these factors include (without limitations) general industrial and economic conditions, interest rates trends; cost of capital and capital requirements; availability of real state property; Compensation from National hospitality companies; shifts in customer demands; changes in operating expenses, including employee wages, benefits and training and governmental and public policy; Changes in the continued availability of financial amounts and at the terns necessary to support the Company's future business

ITEM 7.  FINANCIAL STATEMENTS.

The following financial information is filed as part of this report:

(1)   Financial Statements
(2) Schedules: The financial statements listed in the accompanying index to financial statements are files as a part of this annual report.
(3) Exhibits: The exhibits listed on the accompanying index to financial statements.

                           COSTA RICA INTERNATIONAL, INC.
                                    AND SUBSIDIARY



                          Consolidated Financial Statements


                             September 30, 1997 and  1996


                     (With Independent Auditors' Report Thereon)

                    INDEPENDENT AUDITORS' REPORT
                    ----------------------------



The Board of Directors and Stockholders,
Costa Rica International, Inc.:



We have  audited  the accompanying  consolidated  balance  sheets  of  Costa
  Rica International, Inc. and Subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In  our  opinion,  the  consolidated  financial statements referred to above present fairly, in all material respects, the financial position of Costa Rica International, Inc. and Subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.


San Jose, Costa Rica
December 5, 1997

                    COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                             Consolidated Balance Sheets
                             September 30, 1997 and 1996

        Assets                                    1997                  1996
       --------                                ------------        ------------
  Current assets:
  Cash and cash equivalents                    $1,388,290             5,129,312
  Short-term investments                        1,935,671               260,339
  Notes and accounts receivable, net
   (note 2)                                     5,818,760             4,613,762
  Due from related parties (note 3)                76,243               199,510
  Inventories, net (note 4)                     7,106,214             7,148,797
  Prepaid expenses                                130,088               157,889
                                               ------------        ------------
  Total current assets                         16,455,266            17,509,609
  Long-term receivable-trade                      176,520               211,362
  Property, plant and equipment, net
   (note 6)                                    14,350,427            13,604,108
  Long-term investments (note 7)                4,385,197             4,894,146
  Other assets                                  1,187,128               884,492
                                               ----------          ------------
  Total assets                                $36,554,538            37,103,717
                                               ==========          ============
Liabilities and Stockholders' Equity
  Current liabilities:
     Notes payable (note 8)                   $10,126,947             9,411,340
     Due to stockholders (note 3)                  36,870             3,924,114
     Current  installments  of long-            1,251,127             1,461,118
        term debt (note 9)
     Accounts payable                           5,191,923             2,562,129
     Accrued expenses                           2,137,237             1,642,455
                                               ------------        ------------
  Total current liabilities                    18,744,104            19,001,156
     Long-term debt, excluding
        current installments (note
        9)                                      5,252,149             3,593,601
     Due to stockholders (note 3)                  20,489             -
        Other liabilities                            -                   95,639
                                               ------------        ------------
     Total liabilities                         24,016,742            22,690,396
                                               ------------        ------------
  Minority interest                             5,248,362             5,429,402
  Stockholders' equity (note 10):
     Common stock                                  19,810                19,560
     Preferred stock                            2,216,072             2,216,072
  Additional paid-in capital                    9,375,002             9,350,252
        Cumulative translation
         adjustment                            (4,675,549)           (3,596,253)
        Retained earnings                       2,122,542             2,099,278
                                               ------------        ------------
                                                9,057,877            10,088,909

        Less:
         Due from stockholders
         (note 3)                               (920,476)           (1,104,990)
        Less treasury stock, at
         cost                                   (847,967)                 -
                                               ----------          ------------
           Stockholders' equity                 7,289,434             8,983,919
                                               ----------          ------------
  Total liabilities and
        stockholders' equity                  $36,554,538            37,103,717
                                               ==========          ============

         See accompanying notes to consolidated financial statements.

                    COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY

                          Consolidated Statements of Income

                    Years ended September 30, 1997,1996, and 1995


                                                 1997               1996               1995
                                            -------------     -------------      -------------
 Sales                                      $  70,018,094        61,535,457         57,138,759
 Cost of sales                                 53,206,620        45,446,182         40,635,032
                                            -------------     -------------      -------------
 Gross profit                                  16,811,474        16,089,275         16,503,727
 Operating expenses:
 General and administrative                     6,049,338         4,415,842          4,180,417
 Selling                                        6,800,375         6,506,131          6,521,732
                                            -------------     -------------      -------------
 Total operating expenses                      12,849,713        10,921,973         10,702,149
                                            -------------     -------------      -------------
 Income from operations                         3,961,761         5,167,302          5,801,578
                                            -------------     -------------      -------------
 Other expenses (income):
 Interest expense                               2,509,131         2,686,801          2,638,497
 Interest income                                 (826,870)         (439,821)          (299,858)
 Currency exchange losses, net                    205,988           101,529            207,814
 Miscellaneous, net                              (308,993)         (197,147)          (499,224)
                                            -------------     -------------      -------------
 Other expenses, net                            1,579,256         2,151,362          2,047,229
                                            -------------     -------------      -------------
 Income before income taxes and
  minority interest                             2,382,505         3,015,940          3,754,349
 Income taxes (note 12)                           291,396           244,431            250,802
                                            -------------     -------------      -------------
 Income before minority interest                2,091,109         2,771,509          3,503,547
 Minority interest                              1,164,877         1,121,630          1,417,885
                                            -------------     -------------      -------------
 Net income                                 $     926,232         1,649,879          2,085,662
 Preferred stock dividends                        172,496           211,750            291,256
                                            -------------     -------------      -------------
 Net income applicable to common stock      $     753,736         1,438,129          1,794,406
                                            =============     =============      =============
 Earnings per share:
       Net income per common share          $        0.04               -                  -
                                            -------------     -------------      -------------
 Pro-forma earnings per share:
 Net income per common share                $         -               0.09               0.12
                                            -------------     -------------      -------------
 Weighted average number of common
      shares outstanding                       19,776,063        15,573,571         15,573,571
                                            =============     =============      =============

         See accompanying notes to consolidated financial statements.

PAGE>
                    COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY

                        Consolidated Statements of Cash Flows

                    Years ended September 30, 1997, 1996, and 1995


                                               1997              1996              1995
                                          ------------      -------------      -------------
 Cash flows from operating activities:
 Net income                              $    926,232           1,649,879         2,085,662
 Adjustment to reconcile net income to
  net cash provided by operating
  activities:
 Minority interest                         1,164,877             1,121,630         1,417,885
 Depreciation                              1,384,910             1,232,269         1,306,617
 Loss (gain) on sale of productive           (76,519)               77,461           (37,603)
  assets
 Increase in allowance for doubtful          213,000               154,868                 -
  receivables
 Cash provided by (used for) changes in:
 Notes and accounts receivable             (1,989,098)           (1,193,383)      (1,171,739)
 Due from related parties                     108,143               496,513         (878,839)
 Inventories                                 (739,269)           (2,074,586)        (541,709)
 Prepaid expenses                              13,479               (20,165)          53,788
 Accounts payable                           2,956,628               468,898          129,844
 Accrued expenses                             611,497               168,059          463,078
 Long-term receivable-trade                    13,568               (36,986)         162,339
                                          ------------        --------------    -------------
 Cash provided by operating activities      4,587,448             2,039,457        2,989,323
                                          ------------        --------------    -------------
 Investing activities:
 Short-term investments                    (1,795,778)              (44,594)        (193,322)
 Additions to property, plant and          (3,973,736)           (1,672,706)      (3,343,685)
  equipment
 Proceeds from sale of productive assets      90,597               1,013,574         211,953
  and long-term investments
 Increase in long-term investments         (3,708,805)                                    -
 Decrease (increase) in other assets         (127,389)           (1,095,621)           80,162
                                          ------------        --------------    -------------
 Cash used for investing activities        (9,515,111)            (1,799,347)      (3,244,892)
                                          ------------        --------------    -------------
 Financing activities:
 Short-term financing-increase in notes     1,783,467              1,745,986       2,748,535
  payable
 Cash dividends paid by Pipasa              (902,968)              (380,349)        (724,852)
 Cash dividends paid by Pipasa to
  minority interest                         (613,097)              (255,779)        (505,178)
 Long-term financing:
 Repayments                               (2,134,580)            (1,344,403)       (1,545,203)
 New loans                                 3,134,004              3,415,700         1,255,269
 Capital returns                                   -              (110,745)          (19,796)
 Increase in due to stockholders              60,424                     -                 -
 Decrease in due from stockholders           150,265                     -                 -
 Exercise of warrants                         25,000                     -                 -
 Common stock acquired for treasury         (150,589)                    -                 -
  Increase (decrease) in other
    liabilities                                    -                 28,703         (122,990)
                                          ------------        --------------    -------------
 Cash provided by financing activities     1,351,926             3,099,113         1,085,785
                                          ------------        --------------    -------------
 Effect of exchange rate changes on
   cash and cash equivalents                (165,285)             (323,506)          (24,296)
                                          ------------        --------------    -------------
 Increase (decrease) in cash and cash
  equivalents                             (3,741,022)            3,015,717           805,920
 Cash and cash equivalents at
  beginning of year                        5,129,312             2,113,595         1,307,675
                                          ------------        --------------    -------------
 Cash and cash equivalents at end
  of year                                 $  1,388,290           5,129,312         2,113,595
                                          ============        ==============    =============

                    COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY

                    Years ended September 30, 1997, 1996, and 1995




 Supplementary disclosures of
  cash flow information:
 Cash paid during year for:
 Interest                        $    2,493,716            2,411,604          2,600,003
 Income taxes                    $       61,030              189,054            160,592
 Non-cash activities:
 Acquisition of treasury
  stock through financing
  agreement                      $      697,378                -                -


      See accompanying notes to consolidated financial statements.

                               COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
                              Consolidated Statements of  Stockholders' Equity
                               Years ended September 30, 1997, 1996, and 1995




                                       Treasury              Additional    Cumulative                                    Total
                            Common      Stock,    Preferred   Paid-In     Translation     Retained      Due from     Stockholders'
                             Stock     at cost      Stock      Capital     Adjustment     Earnings     Stockholders      Equity
                            ---------  ---------  ---------  ----------   -----------   ------------   ------------  -------------
Balance at September 30,
 1994                        $ 15,574          -  1,760,061   7,139,459    (1,115,392)   2,085,720       (1,044,666)     8,840,756
Return of capital
 contributions                      -          -          -     (19,796)            -            -                -        (19,796)
Issue of preferred stock
 to existing stockholders           -          -    456,011    (271,462)            -            -                -        184,549
Capitalization of retained
 earnings                           -          -          -     417,927             -     (417,927)               -              -
Cash dividends on
 common stock of Pipasa             -          -          -           -             -     (433,596)               -       (433,596)
Cash dividends on
 preferred stock of Pipasa          -          -          -           -             -     (291,256)               -       (291,256)
Net income                          -          -          -           -             -    2,085,662                -      2,085,662
Increase in due from
 stockhholders                      -          -          -           -             -            -         (894,714)      (894,714)
Translation adjustment              -          -          -           -    (1,288,624)           -                -     (1,288,624)
                            ---------  ---------  ---------  ----------   -----------   ----------     ------------  -------------
Balance at September 30,
  1995                         15,574          -  2,216,072   7,266,128    (2,404,016)   3,028,603       (1,939,380)     8,182,981
Issuance of 4,152,694
 common shares                  4,153          -          -           -             -            -                -          4,153
Agreement and Plan of
 Reorganization dated
 April 30, 1996:
 116,869 common shares
 returned and cancelled          (117)         -          -           -             -              -              -           (117)
 Divestiture of assets-
   50,000 common shares           (50)         -          -    (117,614)            -              -              -       (117,664)
Capital contributions               -          -          -       2,883             -              -              -          2,883
Capitalization of retained
 earnings                           -          -          -   2,198,855             -     (2,198,855)             -              -
Cash dividends on common
 stock of Pipasa                    -          -          -           -             -       (168,599)             -       (168,599)
Cash dividends on preferred
 stock of Pipasa                    -          -          -           -             -       (211,750)             -       (211,750)
Net income                          -          -          -           -             -      1,649,879              -      1,649,879
Decrease in due from
 stockholders                       -          -          -           -             -              -        834,390        834,390
Translation adjustment              -          -          -           -    (1,192,237)             -              -     (1,192,237)
                            ---------  ---------  ---------  ----------   -----------   ------------   ------------  -------------
Balance at September 30,
 1996                          19,560          -  2,216,072   9,350,252    (3,596,253)     2,099,278     (1,104,990)     8,983,919
Exercise of 250,000 issued
  warrants                        250          -          -      24,750             -             -              -         25,000
Cash dividends on common
 stock of Pipasa                    -          -          -           -             -      (730,472)             -       (730,472)
Cash dividends on preferred
 stock of Pipasa                    -          -          -           -             -      (172,496)             -       (172,496)
Purchase of 564,986
  common shares                     -   (847,967)         -           -             -             -              -       (847,967)
Net income                          -          -          -           -             -       926,232              -        926,232
Decrease in due from
  stockholders                      -          -          -           -             -             -        184,514        184,514
Translation adjustment              -          -          -           -   (1,079,296)             -              -     (1,079,296)
                            ---------  ---------  ---------  ----------   -----------    ----------   ------------  -------------
Balance at September 30,
 1997                        $ 19,810   (847,967) 2,216,072   9,375,002   (4,675,549)     2,122,542      (920,476)      7,289,434
                            =========  ========= ==========  ==========  ============    ==========    ===========  =============

See accompanying  notes to consolidated financial statements

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

  (b)   Agreement and Plan of Reorganization
        -------------------------------------

  On April  30,  1996,  the  Company  entered  into  an  Agreement  and Plan of
        Reorganization (the "Agreement") for the acquisition of Pipasa, and the divestiture of all current subsidiaries and activities of the Company. The shareholders approved the plan of reorganization on August 5, 1996.

  Prior  to the reorganization, the Company had three educational subsidiaries:
        Cambridge Academy, Inc., Sentient, Inc., and Current Concept Seminars, Inc., and a real estate development division. As a condition to the Agreement and the underlying acquisition, the acquirer was required to divest itself of all other operations, including the former subsidiary corporations and the real estate division, by the delivery date of the common shares.


  Also, on  April  30,  1996,  the  Company  entered  into  an  agreement  with
        InterCoast Financial Corporation (IFC) to sell the educational subsidiaries to IFC. Control of the Company changed on August 5, 1996 by shareholder approval. The final documentation was completed on September 30, 1996. Pursuant to the Agreement, IFC acquired the subsidiaries in exchange for 50,000 shares of common stock of Costa Rica International, Inc. and indemnification by IFC to the Company from any liability, damage or deficiency, all actions, suits, proceedings, demands, assessments, judgments, costs and expenses, including attorney's fees, incident to the subsidiaries. The acquisition of the shares was accounted at fair value.

  Pursuant  to  the  Agreement, as of September 30, 1996, the Company exchanged
        15,573,571 shares of its common stock for approximately 59.56% of Pipasa's common shares. The remaining 40.44% of Pipasa's common shares were pledged by its majority shareholder for a personal loan and were not available for transfer under the Agreement. The 15,573,571 shares represent approximately 79% of the issued and outstanding shares of the Company. The 40.44% interest not acquired in the merger transaction has been accounted for as minority interest for all years presented.

  (c)   Operations of Corporacion Pipasa, S.A.
        --------------------------------------

  On January 7, 1991, Industrias Derivados de Pollo, S.A. (Idepo, S.A.), Retisa
        S.A., Servicios Multiples Pipasa, S.A.(Semupi, S.A.), Avicola Chacara, S.A., Concentrados Belen, S.A., Empolladora Belen, S.A., Granja Avicola Monica, S.A., Planta Procesadora de Aves, S.A., Grupo Pipasa, S.A, Productores Huevo Fertil, S.A. (Prohufe, S.A.) and El Polluelo, S.A., merged into the surviving entity, Akron, S.A. The articles of incorporation were simultaneously amended to reflect the Company's new name, Corporacion Pipasa, S.A. In January 1996, Rincon de los Toros, S.A. merged with Corporacion Pipasa, S.A. Since the mergers were between companies under common control, the net assets were recorded at net carrying value.

  Pipasa produces and markets poultry products on 33 farms and in 2 processing plants located throughout Costa Rica. Pipasa's main market is within Costa Rica and to a lesser extent in the countries of El Salvador, Honduras, Nicaragua, and Colombia.


  (d)   Consolidation Principles
        ------------------------

  The  consolidated financial  statements  include  the  accounts of Costa Rica
        International, Inc. and its 59.56% owned subsidiary, Corporacion Pipasa, S.A.

  The consolidated  financial  statements  as  of  September  30, 1997 and 1996 reflect the acquisition of Pipasa as a reverse acquisition, whereby Pipasa is treated as the accounting acquirer and the Company as the legal acquirer. Accordingly, for financial reporting purposes, the issuance of stock in the acquisition is treated as an issue made by Pipasa and historical financial statements presented are those of Pipasa.

  All significant intercompany balances and transactions have been eliminated in consolidation.

 (e)    Accounting Principles
       ---------------------

  The consolidated  financial  statements have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP). Accounting records of Pipasa are kept according to generally accepted accounting principles in Costa Rica and have been converted to USGAAP in consolidation.

 (f)   Use of Estimates
       ----------------

  The preparation of financial statements in conformity with generally accepted
        accounting   principles  requires  management  to  make  estimates  and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from those estimates.


 (g)    Foreign Currency Translation
        ----------------------------

  Most business  transactions  of  Pipasa  take  place in the Republic of Costa
        Rica, where the local currency is the colon (colones). The parity of the colon to the US dollar is determined in a free exchange market, supervised by the Central Bank of Costa Rica. As of
        September 30, 1997, 1996, and 1995, commercial exchange rates were (colones)238.77, (colones)213.94, and (colones)187.62 to US$1.00, respectively.

 The financial statements of Corporacion Pipasa, S.A. have been translated into
        US dollars on the basis of the colon (colones)as the functional currency, as follows: assets and liabilities denominated in dollars have been stated at nominal dollar amounts; assets and liabilities denominated in Costa Rican colones have been translated at the commercial exchange rates in effect on September 30, 1997 and 1996; Stockholders' equity accounts have been translated at exchange rates in effect when incurred or realized (historical exchange rates); income and expenses have been translated at average exchange rates in effect during each of the years in the three-year period ended September 30, 1997. Translation adjustments have been recorded as a separate component of stockholders' equity.


 (h)   Cash Equivalents
       ----------------

  Highly liquid investments with original maturities of 3 months or less are treated as cash equivalents.

  (i)  Investments
       -----------

  The Company has investments in short-term debt securities which have been classified under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 as held to maturity.

  Short-term investments consist primarily of commercial paper with original maturities between 3 and 12 months, which bear interest ranging from 7% to 9%, and are carried at cost, which approximates fair market value.

  Long-term investments consist of nonmarketable equity securities and are carried at cost, which management believes does not exceed fair market value.

  (j)   Inventories and Allowance for Renewal of Production Poultry
        -----------------------------------------------------------

  Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit which are valued at specific cost.

  Allowance for renewal of production poultry is determined based on the estimated poultry reproductive period.

  (k)   Property, Plant and Equipment
        -----------------------------

  Property, plant  and  equipment are stated at cost.  Improvements to property and equipment which extend their useful lives are capitalized. Disbursements for maintenance, repairs and minor renewals are charged to expense when incurred.

  (l)   Costs of Software Developed for Internal Use
        --------------------------------------------

  The Company capitalizes direct salaries and related costs as cost of computer software developed for internal use. These costs are amortized over three years using the straight-line method. During 1996 and 1995, costs amounting to $148,678 and $126,550 respectively were capitalized. No costs were capitalized during 1997. Software maintenance costs are expensed as incurred.

  (m)   Depreciation and Amortization
        -----------------------------

  Depreciation is provided by the straight-line method, for both financial reporting and tax purposes, over estimated useful lives as follows: buildings-50 years; vehicles, machinery and equipment, furniture and fixtures-between 5 and 20 years.

  Cost of leasehold improvements on leased properties, accounted for as operating leases, are amortized over 5 years (lease term) using the straight-line method.

  (n)   Advertising Costs
        -----------------

  Advertising costs are expensed as incurred. Advertising costs amounted to $295,768, $445,466, and $386,135 in 1997, 1996, and 1995, respectively.

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


  (p)   Earnings per Share and Proforma Earnings per Share
        --------------------------------------------------

  Earnings per  share  for  the  year  ended  September  30,  1997 and proforma earnings per share for the years ended September 30, 1996 and 1995 have been computed on the basis of the weighted-average number of common shares outstanding, amounting to 19,776,063 for the year ended September 30, 1997 and 15,573,571 for the years ended September 30, 1996 and 1995. The shares used in computing earnings per share for the periods prior to the reverse merger are those shares issued by the Company to effect the business combination. The minority interest in the earnings of Pipasa and dividends on preferred stock have been excluded from earnings available to common stockholders.

  (q)   Impairment of Long-Lived Assets and
        Long-Lived Assets to Be Disposed Of
        ------------------------------------

  In  March 1995,  the Financial Accounting Standards Board issued SFAS No. 121
        Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which became effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS
        No.121 as of October 1, 1996. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or liquidity.

  (r)   Transfers and Servicing of Financial
        Assets and Extinguishments of Liabilities
        -----------------------------------------

  In  June  1996,  the Financial Accounting Standards Board issued SFAS No. 125,
        Accounting   for  Transfers  and  Servicing  of  Financial  Assets  and
        Extinguishments  of  Liabilities.    SFAS  No.  125  is  effective  for
        transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. It is to be applied
        prospectively.    This  Statement  provides  accounting  and  reporting
        standards based on consistent application of a financial-components approach that focuses on control. It distinguishes between transfers of financial assets that are sales and transfers that are secured borrowings. The Company adopted SFAS No.125 for transactions occurring after December 31, 1996. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or liquidity.

  (s)   New Accounting Pronouncements Earnings per Share
        ------------------------------------------------

  In  February 1997,  the  Financial  Accounting  Standards  Board  issued SFAS
        No. 128, Earnings per Share, which gives instructions for the computation, presentation, and disclosure of earnings per share and is effective for both interim and annual periods ending after December 15, 1997. Management of the Company is currently evaluating the impact SFAS No. 128 will have on its financial statements, if any.

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE
-------------------------------------------------

In February  1997,  the  Financial  Accounting  Standards  Board  issued
  SFAS No.129,   Disclosure  about  Capital  Structure,  which
  requires companies to present additional information about securities, preferred stock and redeemable stock and is effective for fiscal years beginning after December 15, 1997.

Management of the Company does not expect that adoption of SFAS No. 129 will have a material impact on the Company's financial position, results of operations, or liquidity.


REPORTING COMPREHENSIVE INCOME
------------------------------

In  June  1997,  the  Financial  Accounting  Standards  Board  issued  SFAS
  No. 130, Reporting  Comprehensive  Income.  SFAS   No.  130   establishes
  standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is
  effective  for  fiscal  years   beginning  after  December  15, 1997.
  Management of the Company believes that   adoption  of  SFAS  No.  130
  will result primarily in including the difference   between  net  income
  and  the  annual  changes  in  cumulative  translation   adjustment in
  the statement of comprehensive income.


DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
-------------------------------------------------------------------

In June 1997, the Financial  Accounting  Standards  Board  issued  SFAS No. 131,
  Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public businesses report certain information in the financial statements about their products, services, geographic areas in which they operate, and their major customers, related to the operating segments of a company. The statement is effective for fiscal years beginning after December 15, 1997. Management of the Company does not expect that adoption of SFAS No. 131 will have a material impact on the Company's financial position, results of operations, or liquidity.

       (t)   Reclassifications
             -----------------

  Certain balances in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

  (2)   Notes and Accounts Receivable
        -----------------------------
        Notes and accounts receivable consist of the following:


                                                1997                  1996
                                           ---------------         -------------
Accounts receivable:
   Trade                                   $    4,838,313              3,802,023
   Other                                        1,212,879                845,917
                                           ---------------         -------------
                                                6,051,192              4,647,940
   Less  allowance for doubtful accounts          380,791                212,872
                                           ---------------         -------------
                                                5,670,401              4,435,068
        Short-term notes-trade:                   148,359                178,694
                                           ---------------         -------------
                                           $    5,818,760              4,613,762
                                           ===============         =============


 (3) Accounts and Transactions with Related Parties
     ----------------------------------------------

 Balances and transactions with related parties consist of the following:


                                             1997                    1996
                                     -----------------         -------------
      Due from stockholders           $        920,476             1,104,990
                                      =================         =============
      Due from related parties        $         76,243               199,510
                                      =================         =============
      Due to stockholders             $         36,870             3,924,114
                                      =================         =============
      Due to stockholders-long-
      term                            $         20,489                   -
                                      =================         =============

  The balance due to stockholders in 1996 originated from the agreement to acquire equity ownership rights equivalent to 10% of the outstanding common stock of Inolasa Group, which was owned by Inversiones La Ribera, S. A., Pipasa's main stockholders.

  Balance due from stockholders originates from non-interest bearing loans made when the Company was still privately owned, mainly to Inversiones La Ribera, S. A. and the Company's Chief Executive Officer and shareholder; starting on October 1, 1996 such loans bear interest at 24.5% per annum.

  During  the  years  ended  September  30,  1997,  1996,  and  1995, the
        Company's purchase of soybean meal from Grupo Inolasa amounted to $7,357,018, $6,324,883, and $5,436,278, respectively.

  On  June  30, 1996, Pipasa sold its 9% ownership in Cerveceria Americana, S.A.
        to Inversiones La Ribera for $848,402, which was the carrying value as of that date.

  (4)   Inventories, Net
        ----------------
        Inventories, net consist of the following:

                                            1997                     1996
                                     ---------------           --------------
          Finished products          $       686,423                  2,176,876
          Poultry                          2,269,993                  1,770,714
          Production poultry               1,708,071                  1,452,607
          Materials and supplies           1,134,115                  1,361,296
          Raw materials                    1,639,527                    786,848
          In transit                         131,188                    19,929
                                     ---------------             --------------
                                           7,569,317                  7,568,270
          Allowance for renewal of
            production poultry              (463,103)                  (419,473)
                                     ---------------             --------------
            Inventories, net         $     7,106,214                  7,148,797
                                     ===============             ==============

(5)      Fair Value of Financial Instruments
         -----------------------------------

         The following  table  presents the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 1997 and 1996. The fair value of a financial instrument is the amount at which the instrument may be exchanged in a current transaction between willing parties.


                                                  1997                              1996
                                      -----------------------------    -----------------------------
                                        Carrying           Fair           Carrying          Fair
                                         Amount           Value            Amount          Value
                                      -----------------------------    -----------------------------
    Current assets:
    ---------------
 Cash and cash equivalents            $  1,388,290       1,388,290        5,129,312        5,129,312
 Short-term investments                  1,935,671       1,935,671         260,339           260,339
 Notes and accounts receivable,
  net                                    5,895,003       5,895,003        4,813,272        4,813,272
 Long-term receivable-trade                176,520         176,520          211,362          211,362
    Current liabilities:
 Notes payable                          10,163,817      10,163,817       13,335,454       13,335,454
 Current installments of
  long-term debt                         1,251,127       1,251,127        1,461,118        1,461,118
 Accounts payable                        5,191,923       5,191,923        2,562,129        2,562,129
 Long-term debt                       $  5,252,149       5,252,149        3,593,601        3,593,601
                                      =============    ============    ============      ===========

  The data presented above represent Management's best estimates based on a range of methodologies and assumptions, including the following:

  o For cash and cash equivalents, short-term investments, accounts payable, notes and accounts receivable and long-term receivable-trade, the carrying amounts approximate fair value because of the short maturity of those instruments.


  o For notes payable, current installments of long-term debt and long-term debt, the carrying amount approximates fair value because interest rates are adjustable based on market interest rates.

  Futures contracts  for  less  than one year are used to hedge fluctuations in corn and soybean meal prices. The Company does not enter into derivative transactions for speculative purposes. Gain and losses on commodity futures transactions are deferred until the futures contracts are liquidated. As of September 30, 1997, the Company has hedged such commodities for $1,924,962 with a fair value of $1,893,375.


  (6)   Property, Plant and Equipment, net
        ----------------------------------

        Property, plant and equipment, net are summarized as follows:


                                                  1997         1996
                                                ----------  -----------


              Land                              $2,253,591    2,444,323
              Buildings and facilities           5,955,582    6,394,134
              Machinery and equipment            7,576,726    6,687,936
              Vehicles                           2,406,672    1,685,967
              Advertising signs and display        319,232      381,039
              Machinery in transit                     -          5,380
              Construction in process              782,812      441,130
                                                ----------  -----------
                                                19,294,615   18,039,909
              Less accumulated depreciation      4,944,188    4,435,801
                                                ----------  -----------
              Property, plant and
                    equipment, net             $14,350,427   13,604,108
                                                ----------  -----------

     Most of the above assets have been pledged in guarantee of certain long-term debt (see note 9).

  Depreciation   expense  in  1997,  1996,  and  1995  amounted  to  $1,384,910,
        $1,232,269, and $1,306,617,  respectively.

PAGE>

  (7)   Long-Term Investments
        ---------------------

  Long-term investments consist of the following:


                                      1997          1996
                                   ----------    -----------
         Equity investments
         Grupo Inolasa              $ 4,353,667      4,858,956
         Other                           31,530         35,190
                                     ----------    -----------
                                    $ 4,385,197      4,894,146
                                     ----------    -----------

  Investments in stock of Grupo Inolasa (a significant supplier of raw materials for Pipasa), represent 10% ownership therein.

  (8)   Notes Payable
        -------------
  Notes payable consist of the following:



                                                     1997                1996
                                                --------------       -------------
       Loans payable                            $   6,188,036          5,232,010
       Bank overdrafts                                371,193            545,118
       Commercial paper                             3,562,721          3,498,193
       Other                                            4,997            136,019
                                                --------------       -------------
                                                 $ 10,126,947          9,411,340
                                                ==============       =============

  Loans payable include lines of credit and letters of credit to support commercial operations with suppliers of raw materials.

  As of September 30, 1997, the Company has line of credit agreements with banks for a maximum of $8.8 million, of which $4.4 million have already been used ($8.9 million and $5.2 million, respectively for 1996). Agreements may be renewed annually, and bear interest at rates ranging between 9.25% and 12% per annum (9.75% and 10.75% for 1996). Those agreements are secured by property.

  Commercial paper represents unsecured debt certificates in colones registered with the Costa Rican Securities Commission, with a maximum authorized amount of $4.1 million (colones 1 billion). Commercial paper bears annual interest rates ranging from 17.25% to 19.25% (from 20.25% to 39.75% in 1996).

  (9)   Long-Term Debt
        --------------

  Long-term debt is as follows:

                                               1997                 1996
                                            -----------          ---------
  Colones-denominated:
     Bank loans                             $ 1,936,108         3,027,335
     Commercial paper-unsecured                  46,698            43,470
     Other                                      396,426            25,780
                                            -----------          ---------
                                              2,379,232         3,096,585
                                            -----------          ---------
     US Dollar-denominated:
     Bank loans                               3,459,044         1,953,489
     Other                                      665,000             4,645
                                            -----------          ---------
                                              4,124,044          1,958,134
                                            -----------          ---------
                                              6,503,276          5,054,719
     Less current installments                1,251,127          1,461,118
                                            -----------          ---------
                                            $ 5,252,149          3,593,601
                                            ===========          =========


  Banks loans are secured by most of the Company's land, building, machinery and equipment and vehicles, and are due from January 1998 through April 2003.

  Interest rates for long-term debt are as follows:


                                                 1997                1996
                                             ------------       ------------
    US dollar loans                           8.25% - 10%          8%-10.75%
    Costa Rican colones loans                   19% - 27%         23%-30.25%
    Commercial paper-unsecured                     18.56%            20%-34%

  Future payments on long-term debt as of September 30, 1997  are as follows:


             Fiscal Year                  Amount
             ----------               --------------
                 1998                  $   1,251,127
                 1999                      3,657,713
                 2000                        628,129
                 2001                        461,350
                 2002                        339,623
                 Thereafter                  165,334
                                       -------------
                                       $   6,503,276
                                       =============

  (10)  Stockholders' Equity
        --------------------

  COSTA RICA INTERNATIONAL, INC. ("CRI")

  COMMON STOCK

  As of September 30, 1997 and 1996, 60,000,000 common shares at $0.001 par value had been authorized. As of September 30, 1997, 19,809,396 shares had been issued (19,559,396 in 1996).

  PREFERRED STOCK

  As of September 30, 1997 and 1996, 5,000,000 preferred shares of CRI were authorized and no shares had been issued.


  TREASURY STOCK

  During 1997, CRI repurchased 564,986 common shares of which 475,000 shares were acquired at $1.47 per share under a long-term financing agreement, which matures in August 1999 and bears annual interest at prime rate.

  The Company's repurchases of common stock are recorded as "Treasury Stock" and result in a reduction of Stockholders' equity.

  PIPASA


  PREFERRED STOCK

  As of September 30, 1997 and 1996, 82,169 Class "C" preferred shares were authorized but not issued. No price in US dollars can be set for these shares that are authorized but not issued. The price in US dollars for these shares will depend on the prevailing exchange rate at the time the shares are actually issued.


        o A total of 317,831 Class "C" preferred shares amounting to $2,216,072 were authorized and outstanding. The main characteristics of Class "C" preferred shares are as follows:

        o The 53,034 Class "C-A" shares, 60,702 Class "C-B" shares and 72,695 Class "C-D" shares receive a 10% annual dividend payable monthly which is adjustable by the Board of Directors.

        o The 131,400 Class "C-C" shares receive a dividend equal to the prime rate set by the Central Bank of Costa Rica plus two points, payable monthly.

  As of September 30, 1997 and 1996, 200,000 Class "D" shares were authorized but not issued.

  RETAINED EARNINGS

  Costa Rican legislation requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of outstanding capital stock be allocated to a legal reserve. As of September 30, 1997 and 1996, the Company has assigned earnings of $605,887 and $498,540, respectively, for the creation of a legal reserve.

  On December  20,  1996 a dividend of $1,226,447 was paid by Pipasa, which was equivalent to the retained earnings through the date of the reverse merger. In accordance with a standing agreement, such dividend was paid to existing stockholders of record of Pipasa as of the date of the reverse merger.

  Pipasa's payment of dividends is based on profit as determined by Costa Rican statutory financial statements (Costa Rican accounting principles).


  As of September 30, 1997, Pipasa has retained earnings of $1,957,970 which may be distributed to current stockholders, computed by applying the exchange rate as of that date to retained earnings balance expressed in Costa Rican currency.

  (11)  Operating Leases
        ----------------

  The Company has operating leases for vehicles and cooling equipment. At the end of lease terms, the Company has the option of returning the equipment or buying the equipment at a depreciated price. A portion of payments made during the lease terms will be applied against this reduced purchase price.

PAGE>

  Under the  lease  terms, the Company is required to maintain a self-insurance trust with the Lessor bank. An initial deposit is made with the bank at the inception of the lease to create the self-insurance fund. After an initial six month period, during which time the Company does not need to make payments to the fund, the Company is required to make monthly payments to the fund for the remainder of the lease term. In case of accidents or major repairs to vehicles under the lease, the Company submits to the Fund a request for reimbursement, less a deductible. The life of each trust is equivalent to the duration of the respective lease. At the end of the lease term, any remaining funds will be returned to the Company. The Company established three funds in May, July and August 1995, and no claims have been filed. The balance of the self-insurance fund amounted to $148,970 and $80,736 as of September 30, 1997 and 1996, respectively.

  Future minimum lease payments for the year ended September 30, 1998 amounted to $213,495.

  Rent expense under operating leases amounted to $307,734, $276,740, and $252,143, in 1997, 1996, and 1995, respectively.

  (12)  Income Taxes
        ------------

  Income tax expense attributable to income from continuing operations for the years ended September 30, 1997, 1996, and 1995 consists of:


                                       Current           Deferred        Total
                                      ----------         --------      --------
     Year ended September 30, 1997:   $  291,396             -          291,396
     Year ended September 30, 1996:   $  244,431             -          244,431
     Year ended September 30, 1995:   $  250,802             -          250,802

  Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the Costa Rican corporate tax rate of 30% to pretax income from continuing operations as a result of the following:

                                                      1997            1996           1995
                                                  -----------      ----------     -----------
Computed "expected" income tax expense             $  714,752        904,782       1,125,704
  Increase (reduction) in income taxes resulting
from:
Interest earned outside Costa Rica and other
income not subject to taxation                       (121,390)      (106,994)        (87,619)
Tax benefit under Costa Rica Income Tax Law
Article 8, Section T for Agricultural
Companies and Article 8, Section F                   (250,225)      (356,136)       (483,277)
Deduction for reinvestment of prior year earnings
in machinery and equipment under Costa Rica
Income Tax Law Article 8, Section T for
Agricultural Companies                               (127,232)      (250,284)       (302,332)
Non-deductible depreciation expense                   109,647         57,792          40,432
Export incentives granted under Costa Rica Income
Tax Law Article 66                                     (2,298)        (4,729)         (2,258)
Other items                                           (31,858)             -         (39,848)
                                                  -----------      ----------     ----------
                                                   $  291,396        244,431         250,802
                                                  ===========      ==========     ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 1997, 1996, and 1995 are presented below:

                                           1997              1996           1995
                                       -------------     -----------     ----------
 Deferred tax assets:

Allowance for doubtful accounts          $ 114,237           44,230           23,104
   Revaluation of property, plant
   and equipment, depreciable
   for Costa Rican tax purposes          2,485,775        2,547,293        2,614,635
                                      -------------     -----------     ------------
    Total gross deferred tax assets:     2,600,012        2,591,523        2,637,739
 Less valuation allowance               (2,600,012)      (2,591,523)      (2,637,739)
                                      -------------     -----------     ------------
 Net deferred tax assets                $        -           -                -
                                       =============     ===========     ============

    The Company has not recognized a deferred tax asset for the current year or prior years. The valuation allowance has been established at 100% of the deferred tax asset balance. Under Costa Rica Income Tax Law, the Company is subject to a 1% asset tax which may be credited against current income tax liability. However, if the income tax is less than the asset tax in the same tax year, the asset tax must still be paid in full; any excess not off set can be carried forward for one year. The deferred tax asset results primarily from the revaluation of the fixed assets. The Company historically has reported a slightly higher asset tax liability compared to the income tax liability. In addition, the Company has significant tax incentives available in Costa Rica to reduce future taxable income, thereby reducing the potential benefit of the additional depreciation resulting from the tax asset revaluation. Based on the above, Company's management does not believe that it is more likely than not that the deferred tax asset will be realized in the foreseeable future and thereby justify not recognizing a deferred tax asset on the consolidated financial statements.

  In accordance with Costa Rican income tax regulations, Pipasa is required to file annual income tax returns for the twelve-month periods ended September 30 of each year.

  The income tax returns of Pipasa for the years ended September 30, 1997, 1996, 1995, and 1994 are open to inspection by the Costa Rican tax authorities.

  (13)  Stock Warrants
        --------------

  On January 21, 1994, the Company entered into an investment banking agreement with M. H. Meyerson & Co. The agreement required the Company to issue warrants to purchase 300,000 shares of common stock with an exercise price of $1.85 per warrant, with demand and piggyback registration rights. The registration rights may not be demanded during the 18 months immediately following the date of the agreement. The rights become exercisable 19 to 48 months after the date of the agreement.

  On June 1, 1994, Management of the Company approved the issue of warrants to purchase 200,000 shares of common stock at $.75 per share to an outside consultant in exchange for services to be rendered to the Company.

  On August 1, 1995, Management of the Company approved the sale of warrants to two members of its Board of Directors and one independent consultant, for the purchase price of $100 per warrant. The warrants are for the purchase of a total of 250,000 shares of the Company's $0.001 common stock at an exercise price of $0.10 per share. The warrants may be exercised anytime from August 1, 1995 to August 1, 2000. Between November and December 1996, 250,000 warrants were exercised and both Directors and the independent consultant received 250,000 shares.

  (14)  Acquisition of Poultry Division and Animal
        Feed Concentrate of Coopemontecillos, R.L.
        ------------------------------------------
  On April 21, 1997, Pipasa acquired the assets of the poultry division and animal feed concentrate business of Costa Rica-based Coopemontecillos, R.L., for approximately $2.6 million in cash and financing. Under the agreement, Pipasa acquired all the division's assets, including plant, equipment, vehicle fleet, receivables, inventory, laying hens and raw materials. Such assets were recorded at fair market value.

  (15)  Concentration of Risk
        ---------------------

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables.

  The Company places its cash equivalents and short-term investments with high credit quality financial institutions.

  The majority of the Company's customers are located in Costa Rica. No single customer accounted for more than five percent of the Company's net sales in 1997, 1996, and 1995, and no account receivable from any customer exceeded 5% of account receivable as of year end. Credit risk is mitigated due to the fact that the Company's customer base is diverse and geographically dispersed within Costa Rica. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in these factors could affect the Company's estimate of bad debts.

  (16)  Business Segment Information
        ----------------------------


  The Company's  operations  have  been classified into five business segments:
   broiler   chicken,  animal   feed,  by-products,  exports,  and  other.
   Summarized financial information by business segment for 1997, 1996, and 1995 is as follows (in thousands of dollars):

                                       1997         1996          1995
                                     -------      -------      --------
  Net sales:
  Broiler chicken                  $     44.3         41.2        37.6
  Animal feed                             7.0          5.0         5.7
  By-products                             7.9          7.1         6.5
  Exports                                 2.3          1.2         1.1
  Other                                   8.5          7.0         6.2
                                   ----------     --------    --------
                                   $     70.0         61.5        57.1
                                   ----------     --------    --------
  Cost of sales:
  Broiler chicken                  $     32.6         28.8        24.6
  Animal feed                             5.8          4.5         4.7
  By-products                             4.8          4.6         5.1
  Exports                                 1.7          0.9         0.7
  Other                                   8.3          6.6         5.5
                                   ----------     --------    --------
                                   $     53.2         45.4        40.6
                                   ----------     --------    --------
  Gross profit:
  Broiler chicken                  $     11.7         12.4        13.0
  Animal feed                             1.2          0.6         1.0
  By-products                             3.1          2.4         1.5
  Exports                                 0.6          0.3         0.3
  Other                                   0.2          0.4         0.7
                                   ----------     --------    --------
                                   $     16.8         16.1        16.5
                                   ----------     --------    --------
  Selling expenses:
  Broiler chicken                  $      4.4          4.2         4.9
  Animal feed                             0.2          0.2         0.4
  By-products                             1.5          1.3         1.0
  Exports                                 0.2          0.2         0.2
  Other                                     -            -           -
  Corporate                               0.5          0.6           -
                                   ----------     --------    --------
                                   $      6.8          6.5         6.5
                                   ----------     --------    --------
  General and administrative:
  Corporate                        $      6.0          4.4         4.2
                                   ----------     --------    --------
  Income from operations
                                   $      4.0          5.2         5.8
                                   ----------     --------    --------

  The Company has not allocated its assets by segments due to its impracticability.

  (17)  Commitments and Contingencies

  The Company does not have damage insurance or a specific self-insurance fund for vehicles that are not under lease agreements. The Company has liability insurance to cover third parties through an umbrella policy ranging from $41,881 to a maximum of $1,047,033.

  The  income tax  returns  of Pipasa for 1993, 1994, and 1995 were assessed at
        $39,354,   $131,222,   and   $76,976,  respectively.     Due   to   the
        disallowance by the Costa Rican tax authorities of approximately 26% in the aggregate of the deductions taken by Pipasa for 1993, 1994, and 1995, all assessments have been contested by the Company. Management does not believe this matter will be resolved in the next fiscal year. No accrual has been made for any losses that may result from the resolution of this uncertainty.

  The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

  (18)  Liquidity and Working Capital
        -----------------------------

  As of September 30, 1997, the Company has a working capital deficiency amounting to $2,288,838.

  Management is  currently  working  on a debt restructuring option.  Company's
        Management believes that such debt restructuring, coupled with expected operating cash flows for the 1998 fiscal year will improve the Company's liquidity position.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements between the Company and its accountants during the relevant period.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company, their ages and present positions held in the Company, as of September 30, 1997, are as follows:


NAME                        AGE     POSITION HELD
----                        ---     -------------
Calixto Chaves              51      Chief Executive
                                    Officer, Chairman, President
                                    and Director
(*) Oscar Barahona          81      Director
Federico Vargas             64      Director
Jorge M. Quesada            48      Chief Financial Officer, Treasurer and Director
Luis J. Lauredo             48      Director
Alfred E. Smith, IV         45      Director
Monica Chaves Zamora        26      Secretary
The Hon Luis G.Guinot       62      Director


(*) Mr. Barahona resigned from the Board of Directors on August 1, 1997 and will be replaced in the following Annual Shareholders Meeting of the Company.

The  Company's  Directors  will  serve in such  capacity  until the next  annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. Calixto Chaves and Monica Chaves are father and daughter. Jorge M. Quesada is the brother-in-law of Calixto Chaves. Otherwise, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

CALIXTO CHAVES. He was the founder and President of Corporacion Pipasa, S.A. from its inception in 1969 to the present. He is also the founder and first President of Aero Costa Rica, S.A., a private Costa Rican airline until early 1997. He is currently on the Boards of Directors of Central American Oils and Derivatives, S.A., the Administrative Consultation of CODESA(Costa Rican Development Corporation), and American Oleaginous Industry. From 1994 to 1996, he was a Board member of Cerveceria Americana, a private brewery. In 1994, he served as an advisor to the Ministry of Economic Business Affairs. From 1983 to 1985, he was a member of the Board of Directors of the Sugar Cane Agricultural League. From 1982 to 1986, he served in the Costa Rican Ministry of Industry, Energy and Mines and became the Minister of Natural Resources in 1986. From 1982 to 1986, he was a member of the Board of Directors of MINASA, a Costa Rican mining Company. Mr. Chaves was the founder of the Chamber of Industries in the Costa Rican province of Heredia. From 1973 to 1974, he was President of the Board of Directors of Banco Nacional de Belen. He will devote a minimum of 48 hours per week to the affairs of the Company.

DR. FEDERICO VARGAS. He has served as a Professor of Economics and Social Sciences at the University of Costa Rica from 1963 to the present. Dr. Vargas has been involved in extensive political activities since 1974. From 1990 to 1994, he served as a Deputy in the Costa Rican Assembly. From 1993 to 1994, he was Chairman of the Legislative Section of the National Liberation Party of
Costa Rica. Prior to 1990, Dr. Vargas held a number of political offices, including Ambassador of Costa Rica to the United States, Ambassador of Costa Rica to the Organization of American States, Counselor to the President of Costa Rica in Finance and External Debt, with the rank of Minister, and Economics Advisor to the President of Costa Rica. His teaching activities included serving as the Chairman of Economists, Instituto de Investigaciones Economicas, University of Costa Rica and Director of the Economics Department, School of Economics and Social Sciences, University of Costa Rica. Dr. Vargas serves on the Boards and advisory bodies of numerous charitable and educational organizations and is the author of a number of publications in economic and educational matters. He obtained his Bachelors in Business Administration from Nichols College in Massachusetts in 1954 and his Ph.D. from the University of Colorado in 1967. He has also attended the Wharton School of Finance and Commerce at the University of Pennsylvania. He will devote such time as may be necessary to fulfill his obligations as an outside director of the Company.

LIC. JORGE M. QUESADA CHAVES. He has held numerous positions with Corporacion Pipasa, S.A. since 1985 and has been Executive Vice President since 1990. He has been a member of the Boards of Directors of Banco Fomento Agricola since 1991 and of Aero Costa Rica, S.A. From 1987 to 1991, he was on the Board of Directors of Financiera Belen, S.A. Mr. Quesada has conducted numerous seminars regarding marketing issues. He obtained his Degree in Business Administration, with emphasis on Public Accounting, from the University of Costa Rica in 1984. He will devote a minimum of 48 hours per week to the affairs of the Company.

LUIS J. LAUREDO. From 1995 to the present, he has been the Director of the International Consulting Group for the law firm of Greenberg Traurig, of Miami, Washington, and New York. From 1994 to 1995, he was Executive Director of the Summit of the Americas, a non-profit organization. From 1992 to 1994, he was a Commissioner on the Florida Public Service Commission, as well as Chairman of the International Relations Committee of the National Association of Regulatory Utility Commissioners. From 1989 to the present, he has also been the owner of Occidental Aviation, of Miami. In his career, Mr. Lauredo has held a number of positions in the banking industry. He has served on numerous advisory committees, including the export-import Bank of the U.S. He has represented the President of the United States as special U.S. Ambassador to the inaugurations of the Presidents of Colombia, Venezuela, Brazil, and Costa Rica. He also served as a founding Director of the Hispanic Council on Foreign Affairs (Washington, D.C.). Mr. Lauredo received his B.A. from Columbia University in New York City and has attended the University of Madrid in Spain and Georgetown University Law Center in Washington, D.C. He will devote such time as may be necessary to fulfill his obligations as an outside director of the Company.

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

MONICA CHAVES. Ms Chaves is Secretary of the Board of Directors of Costa Rica International, Inc. and is also member of the Board of Directors of Corporacion Pipasa, CRI's main subsidiary. Mrs. Chaves joined Corporacion Pipasa as assistant manager in the company's Financial Division in 1991; since 1993 she is in charge of the Corporation's Special Investment Department. In 1996, when the Company went public, Mrs. Chaves assumed the direction of this enterprise since its origin and is currently Costa Rica International Inc.'s Investor Relations manager. Mrs. Chaves received a bachelors degree in Business Administration from Saint Michael's College, Vermont. She will devote such time as may be necessary to fulfill her obligations as an outside director of the Company.

As a subsequent event, Mr. Isenhour is no longer a Director nor an officer of the registrant, and was substituted by Mr. Luis Guinot, Jr.

HONORABLE AMBASSADOR MR. LUIS GUINOT, JR.: Luis Guinot Jr. was born in San Juan, Puerto Rico on April 8, 1935. He attended college in the mainland United States, where he graduated from the Catholic University of America School of Law in Washington, D.C. After completing his undergraduate studies at New York University , he was commissioned and Ensign in the U.S. Navy where he served in several billets-both shore and afloat - including a tour of duty as gunnery officer of the destroyer USS Gearing (DD710) and Senior Shore Patrol officer of the U.S, Site Fleet based in Naples, Italy. After completion of his military obligation, Mr. Guinot entered the private practice of law in Washington, D,C. Mr. Guinot has served as United States Ambassador to The Republic of Costa Rica, as the Assistant General Counsel of the United States Department of Agriculture and as Administrator of the Office of the Commonwealth of Puerto Rico in Washington, D.C. Additionally, Mr. Guinot has also appeared as speaker and lecturer on United States-Latin American Trade, NAFTA, and GATT related matters, and he is the author of several newspaper articles on the same subjects. Guinot is a member of the Commonwealth of Virginia and the District of Columbia Bar Association and has been admitted to practice before the bar of the U.S. Supreme Court, the 1st and 11th Circuit Court of Appeals, the Bars of the Southern District of New York , and the Southern District of Florida, Eastern Districts of Virginia, and the Court of military Appeals. Guinot is also a fellow of the American Bar Foundation, a former member of the U.S. Presidential Commission on Civil Disorders (Kerner Commission)and former member of the Board of Directors of the Legal Services Corporation. Guinot was awarded the Grand Order of Juan Mora (Silver Plaque) by the Government of Costa Rica. He has been featured speaker on Conferences on the general subject of hemispheric free trade and served as legal advisor to U.S. corporations doing business in Latin America as well as legal advisor to ministries of Central and South American Countries. He will devote such time as may be necessary to fulfill his obligations as an outside Director of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
---------------------------------------------------------------------

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

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth the Summary Compensation Table for the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year for the subsidiary Pipasa, due to the fact that the Company has as of today, no compensation plan for its officers, or directors. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Directors receive no additional compensation for service on the Board of Directors. In May, 1994, Mr. Smith, an outside Director, received warrants to purchase 50,000 common shares of the Company at $.50 per share, for a period of five years. On August 1, 1995, the Company approved the sale of 50,000 additional Warrants to Mr. Smith and a total of 100,000 Warrants to Mr. Douglas Brown, the other outside Director. Both Warrant packages were for five years, at an exercise price of $0.10 per share. The warrants could have been exercised anytime from August 1, 1995 to August 1, 2000. Mr. Smith exercised his 100,000 warrants in December, 1996 and Mr. Brown exercised his 100,000 warrants in November 1996.

                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------
                               ANNUAL COMPENSATION
-------------------------------------------------------------------------------------------
             Name and          YEARS         Salary        Bonus (2)      Other Annual
-------------------------------------------------------------------------------------------
           Main Position                 Compensation(1)  Compensation(2)  Compensation(3)
-------------------------------------------------------------------------------------------
                                1997      $104,477.00     $5,098.00         1,121,633.75
Calixto Chaves Zamora           1996      $ 94,780.65      3,864.09         1,219,587.00
Chief Executive Officer         1995      $ 98,247.41      6,951.51         1,102,472.00
-------------------------------------------------------------------------------------------
                                1997      $ 72,221.00     $6,088.00            10,654.00
Jorge Quesada Chaves            1996      $ 64,621.97      4,616.88           20,318.00
Chief Financial Officer         1995      $ 68,834.08      7,609.71           13,682.00
-------------------------------------------------------------------------------------------
                                1997      $ 57,646.00     $4,930.00            6,408.00
Jose Zamora Viquez              1996      $ 48,714.65      4,143.33           17,262.00
Production Vice-president       1995      $ 47,647.22      6,681.19           10,484.00
-------------------------------------------------------------------------------------------
                                1997      $ 39,672.00     $2,230.00               --
Luis Varela Conejo              1996      $ 35,702.32      1,088.42               --
Financial Director              1995      $ 34,040.30      2,453.24               --
-------------------------------------------------------------------------------------------
                                1997      $ 30,633.00     $6,150.00            4,269.00
William Alvarez Gonzalez        1996      $ 26,821.36        800.44           14,414.00
Production Director             1995      $ 26,043.18      2,425.81            9,393.00

(1)   All  salary  compensation  was  paid in Costa Rican Colones, rather than U.S. Dollars.
      For the purposes of this  presentation,  all  compensation  has been converted to U.S.
      Dollars at the then current exchange rate for Costa Rican Colones.

(2)   Represents Director's fees payable for acting as a Director of Pipasa.

(3)   Represents dividends paid on common and Preferred stock of Pipasa throughout each year.



(1)   Compensation Committee Interlocks and Insider Participation
      -----------------------------------------------------------

The Company has a Compensation Committee consisting of Calixto Chaves, Chairman of the Board and Jorge Quesada,  Chief Financial  Officer.  This Committee makes the  determinations  for stock issuance pursuant to the Company's  compensation  plans.The Company has no retirement, pension or profit sharing plans covering its officers and  directors,  but does  contemplate implementing any such plan in the future through Pipasa.

                                      35

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of the Company's $.001 par value common stock beneficially owned by the person (i)each person who, as of December 15, 1997, was known by the Company to own beneficially more than five percent (5%) of its common stock, (ii) the individual Directors of the Company, and
(iii) the Officers and Directors of the Company as a group.


   Name and Address                  Amount and Nature               Percent of
   of Beneficial Owner               of Beneficial Ownership(1)(2)   Class
   -------------------               -----------------------------   ----------
   Calixto Chaves                      5,979,945 (3)                  30.6%

   Oscar Barahona                              0                         0

   Federico Vargas                             0                         0

   Jorge Quesada                         156,885 (4)                   0.8%

   Luis J. Lauredo                             0                         0

   Luis G. Guinot                              0                         0

   Alfred E. Smith, IV(5)                100,000 (5)                   0.5%
   20 Broad Street, 16th Floor
   New York, New York 10005

   Teresa Chaves                         156.885 (6)                   0.8%

   Jose Zamora                           156.885 (7)                   0.8%

   Monica Chaves                         400.000 (8)                   2.0%



(1) All ownership is beneficial and of record except as specifically indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

(3) Includes 2,044,145 owned of record by Mr. Chaves, 2,500,000 shares owned by Inversiones Leytor, S.A., a Company owned by Mr. Chaves and wife, a total of 539,800 shares owned by Mr. Chaves' wife, and 896,000 shares owned of record by O.C.C., S.A., which is owned by Mr. Chaves and his wife. The son of Mr. and Mrs. Chaves owns 837,971 shares, and the daughter of Mr. and Mrs. Chaves owns 400,000 shares, each for which Mr. Chaves and his wife disclaim any beneficial ownership.

(4) The wife and son of Mr. Quesada control Jorque, S.A., which owns 156,885 shares and for which Mr. Quesada may be deemed to have beneficial ownership.

(5) In May, 1994, Alfred E. Smith, IV received warrants to purchase 50,000 common shares of the Company at $.50 per share for a period of five years. In August 1995, Mr. Smith received warrants to purchase an additional 50,000 common shares of the Company at $.10 per share for a period of five years. Mr. Smith exercised his warrants in December 1996, all at $0.10 per share.

(6) Inversiones Wytalcha, S.A. owns 156,885 common shares of record. This is a Company owned equally by Ms. Chaves, an officer of Corporacion Pipasa, S.A., and her husband. She is a sister of Mr. Chaves, who disclaims any beneficial ownership to these shares.

(7) Inversiones Zamora y Aguilar, SRL, a Company owned by Mr. Zamora and his wife, and owns 156,885 shares of record. He is an officer of Pipasa, and brother in law of Mr. Chaves, who disclaims any beneficial ownership to these shares.

(8) Owned of record by Ms Chaves, who is the daughter of Mr. Chaves. Mr. Chaves disclaims any beneficial ownership to these shares.

In August, 1995, A. Douglas Brown, Jr., a former member of the Board under the past administration, received warrants to purchase 100,000 common shares of the Company at $.10 per share for a period of five years. Mr. Brown exercised his warrants in November 1996. Mr. Brown is no longer a director of the Company, since August 5, 1996.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 1994, Pipasa acquired 9% of the outstanding common stock of Cerveceria Americana, S.A. (C.A.) from Inversiones La Ribera, S.A., Pipasa's main stockholder, for approximately $1,080,000. On June 30, 1996, Pipasa sold its 9% ownership in C.A. back to Inversiones La Ribera for $848,402, which was the carrying value as of that date.

On August 26, 1996, Pipasa entered into an agreement with Inversiones La Ribera, S.A. (main stockholder) to acquire, for $4,858,955, 10% of equity ownership in Grupo Inolasa-Adecsa, an independent third party and a significant supplier to Pipasa. As of September 30, 1996, Pipasa had made payments of $934,842 in connection with its commitment; the unpaid balance was paid during the year ended September 30, 1997.

      Balances and transactions with related parties consist of the following:


                                  1997               1996               1995
                                  ----               ----               ----
Due from stockholders           $ 920,476        $ 1,104,990        $ 1,939,380
Due from related parties        $  76,243        $   199,510        $   172,170

Due to stockholders             $  36,870        $ 3,924,114                  0
Due to stockholders long-term   $  20,489                  0                  0


Balance due to stockholders is originated from the agreement to acquire equity ownership rights equivalent to 10% of the outstanding common stock of Inolasa Group, which was owned by Inversiones La Ribera, S.A.

Balance due from stockholders originates from non-interest bearing loans made when the Company was still privately owned mainly to Inversiones La Ribera, S.A. and the company's Chief Executive Officer and shareholders; starting on October 1, 1996 such loans bear interest at market rates.

STOCKHOLDERS EQUITY

CRI

COMMON STOCK

As of December 15, 1997, 60,000,000 common shares at $0.001 par value were authorized and 19,809,396 shares had been issued.

PREFERRED STOCK

As of December 15, 1997, 5,000.000 Preferred shares of CRI were authorized and no shares had been issued.

PIPASA

PREFERRED STOCK

As of September 30, 1997, 82,169 Class "C" Preferred shares were authorized but not issued. No price in US Dollars can be set for these shares that are authorized but not issued. The price in US Dollars for these shares will depend on the prevailing exchange rate at the time the shares are actually issued. 317,831 Class "C" Preferred shares amounting to $2,216,072 were authorized and outstanding. The main characteristics of Class "C" Preferred shares are as follows:

The 53,034 shares of Class "C-A", 60,702 shares of Class "C-B" and 72,695 shares of Class "C-D" receive a 10% annual dividend payable monthly and adjustable by the Board of Directors.

The 131,400 shares of Class "C-C" receive a dividend equal to the prime rate set by the Central Bank of Costa Rica plus two points, payable monthly.

As of September 30, 1997, 200,000 Class "D" shares were authorized but not issued.

RETAINED EARNINGS

Costa Rican legislation requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of total capital stock be allocated to a legal reserve. As of September 30, 1997 and 1996 the Company has set aside earnings of $605,887 and $498,540 respectively, for the creation of this legal reserve.

COMMITMENTS AND CONTINGENCIES

       The Company does not have damage insurance or a specific self-insurance fund for vehicles that are not under lease agreements. The Company has liability insurance to cover third parties through an umbrella policy ranging from $41,881 to a maximum of $1,047,033.

       The income tax returns of Pipasa for 1993, 1994, and 1995 were assessed at $39,354, $131,222, and $76,976 respectively. Due to the disallowance by the Costa Rican tax authorities of approximately 26.03% in the aggregate of the deductions taken by Pipasa for 1993, 1994, and 1995, the assessments were contested by the Company. Management does not believe this matter will be resolved in the next fiscal year. No accrual has been made for any losses that may result from the resolution of this uncertainty.

       The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


Reports on form 8-K.
--------------------

The Company filed 3 reports on Form 8-K during the last quarter of fiscal year ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           COSTA RICA INTERNATIONAL, INC.

                                           CHIEF EXECUTIVE OFFICER


Dated: December 31, 1997                   By: /s/ Calixto Chaves Zamora
                                              --------------------------------
                                                   Calixto Chaves Zamora
                                                   Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          CHIEF FINANCIAL OFFICER



Dated: December 31, 1997                  By: /s/ Jorge M. Quesada
                                             --------------------------------
                                                  Jorge M. Quesada
                                                  Treasurer



                                                 SECRETARY


Dated: December 31, 1997                  By: /s/ Monica Chaves Zamora
                                             -------------------------------
                                                  Monica Chaves Zamora
                                                  Secretary