Form 10-Q
period 1997-12-31
COSTA RICA INTERNATIONAL INC
filed 1998-02-17
CIK 789881

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1997

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-18222

                  COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Nevada                                       87-0432572
             ------                                       ----------
  (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                     Identification No.)

               95 Merrick Way, Suite 507, Coral Gables, Fl, 33134
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                        (305) 476-1757 or (305) 476-1758
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_     No ___

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of February 13, 1998 was 19,809,396 shares.

                         PART 1 - FINANCIAL INFORMATION

                          COSTA RICA INTERNATIONAL INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1997


                                             UNAUDITED                           AUDITED
                                             ---------                           -------
                                             DECEMBER 1997                     SEPTEMBER 1997
                                             =============                     ==============
ASSETS

Current Assets
     Cash and cash equivalents                             $1,219,959               1,388,290
     Short term investment                                  2,413,945               1,935,671
     Notes and accounts receivable - net                    6,921,169               5,818,760
     Due from related parties                                 148,359                  76,243
     Inventories - net                                      7,425,757               7,106,214
     Prepaid expenses                                         165,414                 130,088
                                             -------------------------     -------------------
     Total Current Assets                                  18,294,603              16,455,266
                                             -------------------------     -------------------

Long term notes receivable - trade                            148,282                 176,520
Property, plant and eq. - net                              14,097,573              14,350,427
Long-term investment                                        4,281,902               4,385,197
Other assets                                                1,334,385               1,187,128
                                             -------------------------     -------------------
Total Assets                                              $38,156,745              36,554,538
                                             =========================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Notes payable                                        $11,997,373                  10,126,947
     Due to related party                                     172,401                      36,870
     Current installment of long term debt.
                                                            2,139,875                   1,251,127
     Accounts payable                                       4,675,642                   5,191,923
     Accrued expenses                                       1,582,281                   2,137,237
                                                  --------------------   -------------------------
     Total Current Liabilities                             20,567,572                  18,744,104
                                                  --------------------   -------------------------

Long-term debt, excluding current
     installments                                           4,490,313                   5,252,149
Due to Stockholders                                            20,007                      20,489
                                                  --------------------   -------------------------
     Total Liabilities                                     25,077,892                  24,016,742
                                                  --------------------   -------------------------
Minority Interest                                           5,557,966                   5,248,362



                                                                     (continued)

                          COSTA RICA INTERNATIONAL INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1997


                                             UNAUDITED                           AUDITED
                                             ---------                           -------
                                             DEC 31, 1997                        SEP, 30 1997
                                             ============                        ============
Stockholders' Equity

Common Stock - $.001 par; 60,000,000
     shares authorized; 19,809,396 shares
     outstanding as of December 31, 1997.                 $    19,810                    $ 19,810
Preferred  Stock - 317,831 shares  outstanding in
December 1997                                               2,216,072                   2,216,072
Additional paid-in capital                                  9,375,002                   9,375,002
Foreign currency translation adjustment                    (4,929,304)                 (4,675,549)
Retained earnings                                           2,759,100                   2,122,542

Less:

Due from stockholders                                      (1,071,826)                   (920,476)
Treasury stock at cost                                       (847,967)                   (847,967)

Total Stockholders' Equity                                  7,520,887                   7,289,434

Total Liabilities and
Stockholder's Equity                                     $ 38,156,745             $    36,554,538
                                                         ============             ===============

     See accompanying notes to consolidated condensed financial statements.


                          COSTA RICA INTERNATIONAL INC.
                                 AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                                   UNADITED               UNAUDITED
                                                               DEC 31, 1997            DEC, 31 1996
                                                               ============            ============

Net sales                                                 $      20,826,028             $16,939,441
Cost of sales                                                    15,610,098              12,707,667
                                                ----------------------------------------------------
     Gross Profit                                                 5,215,930               4,231,774
                                                ----------------------------------------------------

Operating expenses
     Selling                                                      1,859,410               1,601,304
     General and administrative                                   1,468,710               1,302,376
                                                ----------------------------------------------------
     Total operating expenses                                     3,328,120               2,903,680
                                                ----------------------------------------------------

Income from Operations                                            1,887,810               1,328,094

     Interest expense - net                                         631,960                 547,772
     Interest income                                              (127,517)                (219,031)
     Exchange gains losses (gains) - net
                                                                     48,763                  38,356
     Miscellaneous expenses (gains) - net

                                                                   (69,164)                 (66,618)
                                                ----------------------------------------------------

Other expenses                                                      484,042                 300,479
                                                ----------------------------------------------------
Income before income tax and
     minority interest                                            1,403,768               1,027,615

Income taxes
                                                                    248,196                 140,660
                                                ----------------------------------------------------
Income before minority interest
                                                                  1,155,572                 886,955
Minority interest
                                                                    495,847                 377,827
                                                ----------------------------------------------------
Net income                                                  $       659,725                $509,128
Preferred Stock Dividend                                             38,900                  76,631
                                                ====================================================
Income applicable to common stock
                                                                    620,825                 432,497
                                                ====================================================
Earnings per share:
     Net income per common share:                            $        0.031          $        0.022
                                                ----------------------------------------------------
     Weighted average number of
        Common shares outstanding                                20,009,396              19,676,063
                                                ----------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

                          COSTA RICA INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE QUARTERS ENDED DECEMBER 31, 1997 AND 1996


                                                                    UNAUDITED             UNAUDITED
                                                                         1997                  1996
                                                                         ====                  ====
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                   $ 659,725          $    509,128
      Adjustments to reconcile net income to
      net cash provided by operating activities
           Depreciation and amortization                             370,648               378,395
           Allowance for doubtful accounts                            55,066                     -
           Loss (gain) on sale of productive assets                  (22,490)              (49,004)
           Minority interest                                         495,847               377,827
      Cash provided by (used for) changes in:
               Notes and accounts receivable                      (1,308,816)             (691,127)
               Due from related party                                (92,399)           (1,750,324)
               Inventories                                          (366,892)             (834,259)
               Prepaid expenses                                      (38,409)               84,895
               Accounts payable                                     (267,230)              300,415
               Accrued Expenses                                     (510,670)              (46,019)
               Long term receivable - trade                           24,367               107,986
                                                               ---------------    ------------------
Net Cash Used by Operating Activities                             (1,001,253)           (1,612,067)
                                                               ---------------    ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
      Increase in long term investment                                  -- --             (118,378)
      Additions to property, plant and equipment                    (654,547)             (416,144)
      Proceeds from sale of productive assets                         77,127                49,004
      Short term investment                                         (530,113)           (1,764,966)
      Other assets                                                  (175,363)              109,136
                                                               ---------------    ------------------
Net Cash Used by Investing Activities                             (1,282,896)           (2,141,348)
                                                               ---------------    ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
      Short - term financing - increase in notes payable           2,137,632             1,161,905
      Preferred stock dividends paid by Pipasa                       (23,169)              (45,618)
      Preferred stock dividends minority interest                    (15,731)              (31,013)
      Long term financing:
           New loans                                                 487,223                    --
           Payments                                                 (287,456)             (323,615)
      Issue of common stock                                                -                 5,000
      Capital contributions                                                -            (1,289,578)
      Due to related party                                              (151)                   --
      Due from shareholders                                         (175,094)                   --
Net Cash Provided  (used) by Financing Activities

                                                                  $2,123,254             $(522,919)
                                                                  ----------             ----------


                                                                     (continued)

                          COSTA RICA INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Continued)

                                                     UNAUDITED              UNAUDITED
EFFECT OF EXCHANGE RATE CHANGES
      ON CASH                                                   (7,437)              54,412

      Net Increase (Decrease) in Cash                         (168,331)          (4,221,942)
      Cash balance at beginning of period                    1,388,290            5,129,312
                                                     -------------------    -----------------
      Cash balance at end of period                        $ 1,219,959           $  907,370
                                                     ===================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash paid for the period for:
           Interest                                           $ 214,637           $  524,947
                                                     ===================    =================
           Income Taxes                                    $     25,369                    $
                                                     ===================    =================


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Accounting Policies

Management is responsible for preparing the Company's financial statements and related information that appears in this report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with Generally Accepted Accounting Principles in the United States. Management has included in the Company's financial statements amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although Management believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest 10K report for the fiscal year ended September 30, 1997.

2.    Inventories

Inventories stated at the lower of market cost, determined using the weighted-average method, except for inventories in transit which are valued at specific cost, are as follows:

                                           DEC 31,                     SEP 30,
                                            1997                       1997

Finished products                    $     970,485                 $   686,423
Poultry                                  1,807,830                   2,269,993
Production poultry                       1,599,431                   1,708,071
Materials and Supplies
                                         1,252,317                   1,134,115
Raw materials                            2,027,392                   1,639,527
In transit                                 364,383                     131,188
                                         ---------                   ---------
                                        $8,021,838                  $7,569,317
                                        ----------                  ----------

Allowance for Renewal of
Production poultry                    (587,901)                   (463,103)
Allowance for obsolescence              (8,180)                          -
                                 -------------                   ---------
                                 $   7,425,757                   7,106,214
                                 =============                   =========

3.    Short Term Notes Payable

Short Term Notes payable consist of the following:

                      Dec 31, 1997                 Sep 30, 1997
                      ------------------------------------------
Loans Payable           $8,351,193                    6,188,036
Bank Overdrafts             39,911                      371,193
Commercial paper         3,601,272                    3,562,721
Other                        4,997                        4,997
                      ------------------------------------------
                       $11,997,373                  $10,126,947

NOTE: As disclosed in this quarterly report, due to the private placement offering partially closed on January 23, 1998 part of short-term secured debt is in the process of being freed of such liens.

4.    Long-term Debt

Long-term debt is as follows:

                              Dec 31, 1997            Sep 30, 1997
                              --------------------------------------
Bank loans                     $5,437,396                 5,395,152
Commercial paper-unsecured         45,598                    46,698
Other                           1,147,194                 1,061,426
                              --------------------------------------
                               $6,630,188                $6,503,276
Less current installments       2,139,875                 1,251,127
                              --------------------------------------
                               $4,490,313                $5,252,149
                               ==========                ==========
will have a material impact on the Company's financial position, results of operations, or liquidity.

5.    Reclassifications

Certain accounts in the quarter ended December 1996 Consolidated Cash Flow, have been reclassified to conform to the December 1997 presentation.

6.    Earnings Per Share

Earnings per share is computed on the basis on the weighted average number of common stock outstanding plus the effect of outstanding warrants using the treasury stock method.

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW.

Pipasa, the Company's operating subsidiary, is the largest poultry company in Costa Rica with aproximatly 50% market share of the chicken meat market. The main activities of Pipasa are the production and sales of broiler chickens, poultry meat, processed chicken products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals. Pipasa has been in the poultry business for more than 28 years with more than 11 years of experience in exports. It owns 38 urban and rural outlets throughout Costa Rica, two modern procesing plants and an animal feed plant. Today, Pipasa enjoys a vertically integrated operation, which begins with the fertilized egg and ends with the preparation and distribution of fresh whole chickens to fast-frozen and cooked chicken patties and sausages.

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

YEAR 2000 ISSUE

The Company established a formal Year 2000 oversight committee in December, 1997. The members of this committee are the Information

System Manager, the Corporate Auditor, the Administrative Director, an Information Systems Auditor, and the Company's External Information Systems Adviser. Along with this committee, the Company has a written certificate that its Information Systems tools that are developed by Oracle are "FULLY COMPLIANT" with the Year 2000 changes. The Company has begun the conversion, testing and implementation stages of the entity's Year 2000 plan. This plan includes vendors, customers and intermediaries. Testing and implementation is being documented, in software, hardware and electronic devices. Management expects to complete its Year 2000 plan during fiscal 1998 and fiscal 1999. To the extent that the Company could not implement effectively the plan, adverse results could arise.

RESULTS OF OPERATIONS

The following table presents information related to the Company's operation:

                                         QUARTER ENDED

                       Dec 31, 1997                      Dec 31, 1996
Net Sales              $20,826,028                        $16,939,441
Operational Profit      1,887,810                          1,328,094

The following table presents certain items as a percentage of net sales for the period indicated:

                                      QUARTER ENDED
                      Dec 31, 1997                    Dec 31, 1996

Net Sales                100.00%                        100.00%
Cost of Sales            74.95%                          75.02%
Gross Profit             25.05%                          24.98%
Sales Expenses            8.93%                           9.45%
General and Adm.          7.05%                           7.69%


                   QUARTER ENDED DECEMBER 31, 1997 COMPARED TO
                       THE QUARTER ENDED DECEMBER 31, 1996

NET SALES:

General. Net sales generated by the Company's operation for the quarters ended December 31, 1997 and 1996 were $20,826,028 and

$16,939,441 respectively, an increase of $3,886,587 or 22.94%. The following table shows sales amounts by segment for each quarter:

                                   US Dollars
                                  Quarter ended

--------------------------------------------------------------------
Segment               Dec 31,1997        Dec 31, 1996    % Increase
--------------------------------------------------------------------
Chicken               $13,209,737         $11,189,020        18.06%
By- Products            2,595.628           1,882,161        37.91%
Animal Feed             1,664,633           1,627,765         2.26%
Exports                   537,876             321,513        67.29%
Others                  2,818,154           1,918,982        46.85%
--------------------------------------------------------------------
Total                 $20,826,028          16,939,441        22.94%
--------------------------------------------------------------------

Broiler chicken: Sales of broiler chicken were $13,209,737 and $11,189,020 for the three months ended December 31, 1997 and 1996 respectively. The increase of 18.06% primarily is due to a 19.92% increase in tonnage which was offset by the net effect of discounts to special customers and exchange rate variations.

By-products are the most profitable products of the Company. Total sales for this segment were of $2,595,628 and $1,882,161 for the three months ended December 31, 1997 and 1996 respectively. The increase of $713,467 or 37.91% is due to a 14.97% increase in tonnage and the remaining 22.94% is due to price increases among the products within this segment (patties, sausages, further-processed products and processing done for others).

Animal Feed: Sales for commercial animal feed were $1,664,632 and $1,627,765 for the quarters ended December 31, 1997 and 1996, represents an increase of $36,867 or 2.26%. This sales increase corresponds to an 8.69%% increase in tonnage offset by a -6.43% price adjustment due to exchange rate variations. Management has committed promotional and other resources to these products, which are among the Company's most profitable.

Exports: The Company's exports were $537,876 and $321,513 during the quarters ended December 31, 1997 and 1996 respectively, an increase of $216,363 or 67.29%. This increase in exports was due to the combined result of: a 61.70% increase in net sales of chicken by products due to a 70.25% increase in total dressed pounds, offset by an exchange rate effect on prices of -8.55%; a 64.22% increase in broiler chicken and chicken parts due to a 48.96% increase in tonnage, with the remaining 15.26% due to price increase; and the introduction of the pet food MIMADOS during the fourth quarter of the previous fiscal year. The Company opened its own distribution facility in El Salvador in January 1997, which includes cold storage and sales of sausage, pate, bologna and other chicken and turkey products under the Company's popular Pipasa (TM), Kimby(TM) and Supremo(TM), brands. Sales to Nicaragua were doubled, due to a better service to the Company's clients in that country, enhanced by a strong distribution network. Exports to San Andres Island (Colombia) increased during this quarter, when compared to the same period of fiscal 1997.

Others: Sales Others, which include animal feed and baby chicks to integrated producers, raw materials and baby chicks to third parties, were of $2,818,154 and $1,918,983 during the three months ended December 31, 1997 and 1996 respectively, an increase of $899,171 or 46.85%. This increase is due to a 53.84% increase in tonnage offset by a -6.99% exchange rate variation.

The following table shows the Company's sales distribution, for the quarters ended December 31, 1997 and 1996:

                               SALES DISTRIBUTION
                                  QUARTER ENDED

Segment              Dec 31, 1997                      Dec 31, 1996
--------------------------------------------------------------------
Chicken                    63.44%                            66.05%
By- Products               12.46%                            11.11%
Animal Feed                 7.99%                             9.61%
Exports                     2.58%                             1.90%
Other                      13.53%                            11.33%
--------------------------------------------------------------------
Total                     100.00%                           100.00%

Note: In April of 1997, the Company's only subsidiary, Pipasa, completed the acquisition of the poultry division and animal feed business of Coopemontecillos R.L. for approximately $2,700,000. Pipasa acquired the assets, including plant, equipment, vehicle fleet, inventory, hens and raw materials and some accounts receivable. Coopemontecillos (COOP) had a 6% market share of the Costa Rican poultry market but was not a significant factor in the animal feed market. The effect of this transaction on the Company's sales volume (for the segments that are indicated) is detailed as follows:

                                     DOLLARS
                         QUARTER ENDED DECEMBER 31, 1997

Segment               Includes COOP      Without COOP    % DIFFERENCE

---------------------------------------------------------------------
Chicken                $13,209,737        11,915,925          10.86%
Animal Feed              1,664,632         1,659,226            0.3%
---------------------------------------------------------------------
TOTAL                  $14,874,369        13,575,151           9.57%


COST OF SALES:

General. Cost of sales was $15,610,098 and $12,707,667 for the quarters ended December 31, 1997 and 1996 respectively, an increase of 22.84%. This increase in cost of sales was due primarily to a 30.27% increase in tonnage offset by the effect of lower cost of raw materials, such as imported grains and the advantage of higher efficiency due to increase in volume. As a percentage of sales, cost of sales was 74.95% for the three months ended December 31, 1997 compared to 75.02% in the same period of 1996, for a net decrease of 0.06%.

The "El Nino" phenomenon was not as harsh on the technical yields as it was during the three months ended December 31, 1997. Nevertheless, weather forecasters predict high temperatures during the months of March to September 1998, which could again negatively affect the incubation, reproduction and growing yields of the Company. As disclosed in previous filings, the Company has taken measures to mitigate the pervasive effect of these high temperatures but cannot assure that this weather phenomenon will not affect other important technical yields such as weigh, conversion (pounds of feed per ponds of meat) or pathologies. The Company has continued to import fertile eggs throughout the analyzed period and intends to continue with these imports until the reproduction division is self-sufficient. Management expects to reach Self-sufficiency during the month of September 1998, when a substantial number of reproduction hens are at hatching age.

The following factors contributed in maintaining cost of sales as a percentage of net sales at a stable level:

/bullet/ Average prices for imported corn decreased by 20% during the first quarter of fiscal 1998 when compared to average prices in the same period of fiscal 1997. Corn represents 55% of the regular animal feed diet formulation.

/bullet/ Sales price increases during the month of November 1997, in the by- product segment. Higher volume, with the consequent advantage of higher capacity utilization.

/bullet/          Return to the standard diet formulation in November 1997.
                  However, in January 1998, Management decided to go back to high energy diet formulation to increase weight.

The following table presents cost of sales information by segment, with the correspondent increase percentage, impact of volume and unit cost variations.


           SEGMENT     Quarter ended Dec   Quarter ended   % Increase  Due to volume   Due to higher
                           31, 1997         Dec 31, 1996                  variations   (lower) cost/unit

Broiler Chicken           $9,909,638        8,069,221         22.81%          19.92%           2.89%
Chicken By Products        1,317,535        1,176,587         11.98%          14.97%          -2.99%
Animal feed                1,330,071        1,426,529         -6.76%           8.69%         -15.45%
Exports                      387,429          240,860         60.85%          65.05%          -4.20%
Others                     2,665,424        1,794,470         48.54%          53.84%          -5.30%
                      ------------------------------------------------------------------------------------
Total cost of sales     $ 15,610,097       12,707,667         22.84%          30.27%          -7.43%


Gross profit:

Gross profit for the three months ended December 31, 1997 and 1996 was $5,215,930 and $4,231,774 respectively, an increase of $984,157 or 23.25%. As a percentage of net sales, gross profit was 25.05% and 24.98% respectively for the first quarters of fiscal 1998 and 1997, due to the issues discussed above. The following table shows gross profit for each segment for the quarters ended December 31, 1997 and 1996:

                                 Quarters Ended

    SEGMENT                 Dec 31, 1997      Dec 31, 1996    Increase
                      --------------------------------------------------------
Broiler Chicken               24.98%            27.88%        -2.81%
Chicken By Products           49.24%            37.49%        11.85%
Animal feed                   20.09%            12.36%         7.83%
Exports                       27.97%            25.09%         2.88%
Others                         5.42%             6.49%        -1.07%
------------------------------------------------------------------------------
Total                         25.05%            24.98%         0,07%

General and administrative expenses:

General and Administrative were $1,468,710 and $1,302,376 for the quarters ended December 31, 1997 and 1996 respectively, an increase of $166,334, or 12.77%. As a percentage of net sales, this item decreased from 7.69% during the last quarter of fiscal 1996 to 7.05% during the same period of fiscal 1997. Management maintained the same administrative structure during the two periods under analysis.

Sales expenses

Sales expenses increased by $258,106 or 16.11% during the first quarter of fiscal 1998, compared with the same period of fiscal 1997. When the market share of Coopemontecillos R.L. (COOP) was absorbed, the Company was able to maintain its selling expense structure with few variances, and as a result, this item as a percentage of net sales decreased from 9.45% during the first quarter of fiscal 1997 to 8.93% during the same period of fiscal 1998.

Other income/expenses (net)

Other income and expenses (net) increased by $183,563 or 61.08% when comparing the three months ended December 31, 1997 and 1996. The Company's interest expenses increased by $84,188 or 15.36% when compared to the same period of fiscal 1997, interest income decreased $91,514 or 41.78% respectively, exchange rate losses (gains) increased $10,407 or 27.13% when compared to the first quarter of fiscal 1997. Along with these increases, revenues from miscellaneous net increased $2,547 or 3.82%.

FINANCIAL CONDITION

Liquidity and capital resources.

Liquidity: The Company's liquidity is dependent upon cash flows from operations and the ability to obtain additional financing from external sources. The Company's cash and cash equivalents totaled $1,219,959 as of December 31, 1997 and $1,388,290 at the end of fiscal year 1997, a $168,331 decrease.

Operating activities:

For the three months ended December 31, 1997 and 1996 net cash used by operating activities was ($1,001,253) and ($1,612,087), respectively. Operations provided $1,558,796 and $1,216,346 in cash during the quarter ended December 31, 1997 and 1996, respectively. Cash used in operations was ($2,560,049) for the quarter ended December 31, 1997, which is explained mainly by an 18.94% increase in notes and accounts receivable. This item increased towards the end of the year due to the year-end holidays and the need to extend credit terms to some clients during this time. Accrued expenses decreased mainly due to the cancellation of the obligatory Christmas bonus distributed at the end of November of each year. During the quarter ended December 31, 1996, this event was offset by a higher amount of cumulative tax payable and the accumulation of incentives for employees.

Investing activities:

Cash used in investing activities was ($1,282,896) and ($2,141,348) for the quarters ended December 31, 1997 and 1996 respectively. The Company has made investments amounting to $654,547 and $416,144 in property, plant and equipment during the quarters ended December 31, 1997 and

1996 respectively, and is constantly improving its facilities and investing in new technology. Among the most relevant investments activities in the first quarter of fiscal 1998 were vehicles, incubation and growing equipment. The Company made short-term investments in certificates.

Financing activities:

During the quarter under analysis, the Company obtained external financing in order to carry out part of its operating and investment activities. The Company financed its operations mainly through short-term loans, used funds to amortize long term debt and due from shareholders. On January 23, 1998, Management concluded a negotiation to re finance part of its subsidiaries' short term debt, with the private placement of $8 million of the Company's 11.71% Series A Senior Notes due January 15, 2005 ("the offering"), agented by Citicorp Securities, Inc. Proceeds from the Offering were used to repay part of the existing debt of the Company, which will significantly improve the Company's liquidity position and cash flow. The most important effects in the Company's financial position as a result Offering are:

                               AS OF DEC 31, 1997            AS OF JAN 23, 1998
                ---------------------------------------------------------------
Working Capital                     ($2,272,968)                     4,179,179
Liquidity                                  0.89                           1.30
-------------------------------------------------------------------------------

Note: The figures that are presened as of January 23, 1998 are the result of substituting short-term debt with long-term debt.

Working Capital: As of December 31, 1997, working capital was ($2,272,968) compared to working capital at September 30, 1997 of $(2,288,838) for a $15,871 decrease. The current ratios were 0.89 and 0.88 as of December 31, 1997 and September 30, 1996 respectively.

Leverage ratio: Leverage as of December 31, 1997 and 1996 was 3.33, compared to
3.29 respectively. This ratio increased mainly due to the 8.88% increase in current liabilities, offset by a 3.18% increase in Stockholders Equity from $7,289,434 as of September 30, 1997, to $7,520,887 at the end of the first quarter of fiscal 1998. This increase in Stockholders Equity is mainly due to an increase in net income.

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

Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of numbers of risks, uncertainties and assumptions. Representatives examples of these factors include (without limitations) general industrial and economic conditions; cost of capital and capital requirements; shifts in customer demands; Changes in the continued availability of financial amounts and at the terms necessary to support the Company's future business.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

a)       Exhibit No. 27 - Financial Data Schedule (filed herewith.

b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

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

                           COSTA RICA INTERNATIONAL, INC.
Dated:  February 12, 1998  ------------------------------
                           Calixto Chaves
                           Chief Executive Officer

Dated:  February 12, 1998  ------------------------------
                           Jorge Mi. Quesada
                           Chief Financial Officer

Dated:  February 12, 1998  ------------------------------
                           Monica Chaves
                           Secretary

                                 EXHIBIT INDEX


EXHIBIT                            DESCRIPTION
-------                            -----------


27               Financial Data Schedule