Form 10KSB/A
period 1997-09-30
COSTA RICA INTERNATIONAL INC
filed 1998-05-08
CIK 789881

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

                ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                          COMMISSION FILE NO. 0-18222

                         COSTA RICA INTERNATIONAL, INC.
                               FORMERLY KNOWN AS
                        QUANTUM LEARNING SYSTEMS, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                     NEVADA                                          87-0432572
        (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
               OF INCORPORATION)                               IDENTIFICATION NUMBER)

                   95 MERRICK WAY, SUITE 507, CORAL GABLES, FLORIDA 33134
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 476-1757

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. Yes [x] No [ ]

     Registrant's revenues for its most recent fiscal year: $70,018,094.

     The aggregate market value of the voting stock of the Registrant held by non-affiliates as of May 6, 1998 was approximately $22,493,449. A total of 13,329,451 shares were owned by non-affiliates as of May 6, 1998.

     The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 6, 1998 was 22,256,454.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference are found in Item 13. All documents related to the reverse acquisition agreement disclosed in Part I, Item 1(a) hereof have been previously filed.

================================================================================

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The executive officers and directors of the Company, their ages and present positions held in the Company, as of September 30, 1997, are as follows:


NAME                              AGE                             POSITION HELD
----                              ---                             -------------

Calixto Chaves Zamora            51      Chief Executive Officer, Chairman, President and Director
Lic. Jorge M. Quesada Chaves     48      Chief Financial Officer, Treasurer, Executive Vice President,
                                           and Director
Monica Chaves Zamora             26      Secretary
The Hon. Luis G. Guinot          62      Director
Luis J. Lauredo                  48      Director
Dr. Federico Vargas Peralta      64      Director
Alfred E. Smith IV               45      Director
(*) Oscar Barahona               81      Director


----------------
(*) Mr. Barahona resigned from the Board of Directors on August 1, 1997 and will be replaced in the following Annual Shareholders Meeting of the Company.

     The Company's directors will serve in such capacity until the next annual meeting of the Company's shareholders (scheduled to take place on Friday, May 29, 1998) and until their successors have been elected and qualified. The officers serve at the discretion of the Company's directors. Calixto Chaves Zamora and Monica Chaves Zamora are father and daughter, respectively. Jorge M. Quesada Chaves is the brother-in-law of Calixto Chaves Zamora. Otherwise, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

     CALIXTO CHAVES ZAMORA has been the Chairman of the Board, President and Chief Executive Officer of the Company since August 1996. Mr. Chaves Zamora also is President of Corporacion Pipasa, S.A. ("Pipasa"), the Company's 59.56%-owned Costa Rican poultry producing subsidiary that Mr. Chaves Zamora founded and has worked at since 1969. Mr. Chaves currently serves on the Boards of Directors of Central American Oils and Derivatives, S.A., a privately held Costa Rican company, and the American Oleaginous Industry. Until 1997, he was the President of Aero Costa Rica, S.A., a Costa Rican airline. From 1994 to 1996, he was a member of the Board of Directors of Cerveceria Americana, a privately held Costa Rican brewery. In 1994, Mr. Chaves served as an advisor to the Ministry of Economic and Business Affairs of the Republic of Costa Rica.

     LIC. JORGE M. QUESADA CHAVES has served as Chief Financial Officer, Treasurer, and director of the Company since August 1996. Since 1991, he also has served as the General Vice President of Pipasa. Until 1997, Mr. Quesada Chaves served as a member of the Board of Directors of Banco Fomento Agricola, a Costa Rican bank. Mr. Quesada Chaves obtained his degree in business administration, with emphasis on public accounting, from the University of Costa Rica in 1984.

     MONICA CHAVES ZAMORA has served as Secretary, Investor Relations Manager, and director of the Company since August 1996. Since 1994, Mrs. Chaves Zamora has been a member of the Board of Directors of Pipasa. Since 1993, she has been in charge of Pipasa's Special Investments Department. Mrs. Chaves Zamora joined Pipasa as assistant manager of the company's Financial Division in 1991. Mrs. Chaves Zamora received a B.A. in business administration from Saint Michael's College, Vermont.

     HONORABLE AMBASSADOR MR. LUIS GUINOT, JR. has served as a director of the Company since March 1997. Since 1994, Mr. Guinot has been an attorney at the law firm of Shapiro & Olander in Washington, D.C. From 1993 to 1994,

Mr. Guinot was an attorney at the law firm of Swidler & Berlin in Washington, D.C. From 1991 to 1993, Mr. Guinot served as United States Ambassador to the Republic of Costa Rica. Mr. Guinot also has served as the Assistant General Counsel of the United States Department of Agriculture and as Administrator of the Office of the Commonwealth of Puerto Rico in Washington, D.C. Additionally, Mr. Guinot has appeared as speaker and lecturer on United States-Latin American Trade, North American Free Trade Agreement (NAFTA), and General Agreement on Tariffs and Trade (GATT)-related matters, and he is the author of several newspaper articles on the same subjects. Mr. Guinot is admitted to practice law in the Commonwealth of Virginia and the District of Columbia, the Supreme Court of the United States, the United States Courts of Appeals for the First and Eleventh Circuits, the United States District Courts for the Southern District of New York, the Southern District of Florida, and the Eastern District of Virginia, and the United States Court of Military Appeals. Mr. Guinot also is a fellow of the American Bar Foundation, is a former member of the United States Presidential Commission on Civil Disorders (Kerner Commission) and is a former member of the Board of Directors of the United States Legal Services Corporation. Mr. Guinot is a recipient of the Order of Juan Mora (Silver Plaque) by the Republic of Costa Rica, a civilian award bestowed by the Republic for outstanding public service to the Republic. Mr. Guinot received his law degree from the Catholic University of America's Columbus School of Law in Washington, D.C. and a B.A. from New York University.

     LUIS J. LAUREDO has served as a director of the Company since August 1996. Since 1995, Mr. Lauredo has been the President of Greenberg Traurig Consulting, Inc., an affiliate of the law firm of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, P.A. in Miami, Florida. United States President Bill Clinton recently appointed Mr. Lauredo as the representative of the United States to the Southern States Energy Board, an interstate agency that serves as the regional coalition for energy and environmental issues for 16 states from Texas to Maryland, as well as Puerto Rico. In 1994, Mr. Lauredo was the Executive Director of the Summit of the Americas, the gathering of 34 Latin and North American heads of state. From 1992 to 1994, Mr. Lauredo served as a Commissioner of the Florida Public Service Commission, the Tallahassee, Florida-based administrative agency that regulates the telecommunications, electric, gas and water and sewer industries in Florida. Mr. Lauredo also has served as Chairman of the International Relations Committee of the National Association of Regulatory Utility Commissioners (NARUC), a committee aimed at monitoring the globalization of utilities. Mr. Lauredo has represented the President of the United States as Special United States Ambassador to the inaugurations of the Presidents of Costa Rica, Venezuela, Colombia, and Brazil. Mr. Lauredo also serves on the United States-Argentina Business Council, a joint body appointed by the late United States Secretary of Commerce Ron Brown, and Argentina Minister Domingo Cavallo. Mr. Lauredo received his B.A. from Columbia University in New York City and attended the University of Madrid in Spain and Georgetown University Law Center in Washington, D.C.

     DR. FEDERICO VARGAS PERALTA has served as a director of the Company since August 1996. Since 1963, Dr. Vargas has been a professor of economics and social sciences at the University of Costa Rica in San Jose, Costa Rica. Since 1997, Dr. Vargas has served as a director of Banco Credito Agricola de Cartago and Banco Internacional de Costa Rica, both publicly held Costa Rican banks. Since October 1995, Dr. Vargas has served as a director of Pipasa. From 1993 to 1994, he was Chairman of the Legislative Section of the National Liberation Party of Costa Rica. From 1990 to 1994, Dr. Vargas served as a congressman in the Costa Rican Legislative Assembly. From 1985 to 1986, Dr. Vargas served as Costa Rican Ambassador to the United States, and from 1985 to 1986, he served as Costa Rican Ambassador to the Organization of American States. Dr. Vargas obtained a B.A. in business administration from Nichols College in Massachusetts in 1954, and a Ph.D. from the University of Colorado in 1967. He has attended the Wharton School of Finance and Commerce at the University of Pennsylvania.

     ALFRED E. SMITH IV has served as a director of the Company since June 1994. Since 1994, he has been a partner-trader in the New York Stock Exchange with CMJ Partners, a New York Stock Exchange member firm. From 1979 to 1994, he was a partner of New York Stock Exchange member firm of Adler, Coleman & Co., Inc. Mr. Smith is a member of the Government Relations Committee of the New York Stock Exchange, Director and Secretary of the Alfred Emanuel Smith Memorial Foundation, Chairman of the Cardinal's Committee for the Laity-Wall Street Division, Director of the Center for Hope, a Trustee of St. Vincent's Hospital, and a Trustee of Iona Prep School. He is a member of the New York City Advisory Board of the Enterprise Foundation and the American Association of the Sovereign Military Order of Malta. He has received numerous awards for his charity and humanitarian work. Mr. Smith was educated at Villanova University.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

     To the Company's knowledge, during the fiscal year ended September 30, 1997, none of the Company's directors, executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock engaged in any trading of the Company's Common Stock. Accordingly, no filings under Section 16(a) of the 1934 Act have been made by such persons.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the Summary Compensation Table for the Chief Executive Officer of the Company and the four most highly compensated executive officers other than the Chief Executive Officer who served as executive officers at the end of the last completed fiscal year for the Company's subsidiary Pipasa, due to the fact that the Company has, as of today, no compensation plan for its officers or directors. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Directors receive no additional compensation for service on the Board of Directors. In May 1994, Mr. Smith, an outside director of the Company, received warrants to purchase 50,000 common shares of the Company at $.50 per share, for a period of five years. On August 1, 1995, the Company approved the sale of 50,000 additional warrants to Mr. Smith and a total of 100,000 warrants to Mr. Douglas Brown, a former outside director of the Company. Both warrant packages were for five years, at an exercise price of $0.10 per share. The warrants could have been exercised anytime from August 1, 1995 to August 1, 2000. Mr. Smith exercised his 100,000 warrants in December 1996 and Mr. Brown exercised his 100,000 warrants in November 1996.

                          SUMMARY COMPENSATION TABLE


                                                      ANNUAL COMPENSATION(1)
                                           ---------------------------------------------
                                                SALARY                    OTHER ANNUAL
NAME AND MAIN POSITION            YEARS      COMPENSATION      BONUS     COMPENSATION(2)
------------------------------   -------   ----------------   -------   ----------------
Calixto Chaves Zamora             1997      $  104,477.00         0       $  5,098.00
Chief Executive Officer           1996          94,780.65         0          3,864.09
                                  1995          98,247.41         0          6,951.51

Lic. Jorge M. Quesada Chaves      1997      $   72,221.00         0       $  6,088.00
Chief Financial Officer           1996          64,621.97         0          4,616.88
                                  1995          68,834.08         0          7,609.71

Jose Zamora Viquez                1997      $   57,646.00         0       $  4,930.00
Production Vice-President         1996          48,714.65         0          4,143.33
                                  1995          47,647.22         0          6,681.19

Luis Varela Conejo                1997      $   39,672.00         0       $  2,230.00
Financial Director                1996          35,702.32         0          1,088.42
                                  1995          34,040.30         0          2,453.24

William Alvarez Gonzalez          1997      $   30,633.00         0       $  6,150.00
Production Director               1996          26,821.36         0            800.44
                                  1995          26,043.18         0          2,425.81

----------------
(1) All compensation was paid in Costa Rican Colones by the Company's 59.56%-owned subsidiary, Corporacion Pipasa, S.A. All compensation in the table above has been converted to United States Dollars at the then-current exchange rate for Costa Rican Colones.

(2) Represents director's fees payable for acting as a director of Pipasa.

     The Summary Compensation Table has been amended by the exclusion of the third column which represented dividends paid on common and preferred stock of Pipasa throughout each year. The third column has been excluded from the table because it does not represent compensation earned.

(1) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee members are Calixto Chaves Zamora and Jorge Quesada Chaves. Calixto Chaves Zamora served as the Company's Chairman of the Board, President and Chief Executive Officer for fiscal year 1997. Jorge Quesada Chaves served as the Company's Chief Financial Officer, Treasurer, Executive Vice President and as a director of the Company for fiscal year 1997. Mr. Quesada received a salary of $72,221 for fiscal year 1997 as compensation for his services provided as executive officer and director of the Company's 59.56%-owned Costa Rican subsidiary, Corporacion Pipasa, S.A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COSTA RICA INTERNATIONAL, INC.

                                        CHIEF EXECUTIVE OFFICER

Dated: May 8, 1998                      By: /s/ CALIXTO CHAVES ZAMORA
                                            ------------------------------------
                                              Calixto Chaves Zamora
                                              Chairman and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       CHIEF FINANCIAL OFFICER


Dated: May 8, 1998                      By: /s/ JORGE M. QUESADA CHAVES
                                            ------------------------------------
                                              Jorge M. Quesada Chaves
                                              Treasurer


                                        SECRETARY


Dated: May 8, 1998                      By: /s/ MONICA CHAVES ZAMORA
                                            ------------------------------------
                                              Monica Chaves Zamora

                                    Secretary