Form 10-Q
period 1998-03-31
COSTA RICA INTERNATIONAL INC
filed 1998-05-20
CIK 789881

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-18222

                  COSTA RICA INTERNATIONAL, INC. AND SUBSIDIARY
              -----------------------------------------------------
               (Exact name of Company as specified in its charter)

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

                        (305) 476-1757 or (305) 476-1758
                (Company's telephone number including area code)

Indicate by check mark whether the Company (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

The number of shares outstanding of Company's common stock, par value $0.001 per share, as of May 17, 1998 was 22,256,454 shares.

                         COSTA RICA INTERNATIONAL, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets
                  as of March 31, 1998 and September 30, 1997

                  Consolidated Condensed Statements of Income For the three months and six months ended March 31, 1998 and 1997.

                  Consolidated Condensed Statements of Cash Flows For the six months ended March 31, 1998 and 1997

                  Notes to Consolidated Condensed Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         COSTA RICA INTERNATIONAL INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  AS OF MARCH 31, 1998 AND SEPTEMBER 30, 1997

                                                UNAUDITED             AUDITED
                                                MARCH 1998        SEPTEMBER 1997
                                                ----------        --------------
ASSETS

Current assets
 Cash and cash equivalents                     $ 3,137,986         $ 1,388,290
 Shot term investment                              953,257           1,935,671
 Notes and accounts recievable-net               9,825,298           5,818,760
 Due from related parties                          219,934              76,243
 Inventories-net(2)                             12,896,301           7,106,214
 Prepaid expenses                                  667,231             130,088
                                               -----------         -----------
 Total Current Assets                           27,700,007          16,455,266
                                               -----------         -----------

Long term notes recievable - trade                 149,620             176,520
Property, plant and eq. - net                   26,108,756          14,350,427
Long-term investment                             4,182,860           4,385,197
Other assets                                     2,126,399           1,187,128
Goodwill(6)                                      2,629,163                   -
                                               -----------         -----------
Total Assets                                   $62,896,805         $36,554,538
                                               ===========         ===========

LIABILITY STOCKHOLDERS' EQUITY

Current liabilities
 Notes payable(3)                              $ 5,656,675         $10,126,947
 Due to related party                              218,275              36,870
 Current and installment of long
  term debt(4)                                   1,103,600           1,251,127
 Accounts payable                               10,062,410           5,191,923
 Accrued expenses                                2,232,753           2,137,237
                                               -----------         -----------
 Total Current Liabilities                      19,273,713          18,744,104
                                               -----------         -----------

Long-term debt, excluding current
 installments(4)                                23,657,057           5,252,149
Due to stockholders                                684,544              20,489
Deferred tax liability                           2,079,242
                                               -----------         -----------
 Total liabilities                              45,694,556          24,016,742
                                               -----------         -----------

Minority itnerest                                6,821,894           5,248,362

Stockholders' Equity

Common Stock                                   $    22,257         $    19,810
Preferred Stock -                                2,216,072           2,216,072
Additional paid-in capital                      11,972,556           9,375,002
Foreign currency translation adjustment         (5,153,396)         (4,675,549)
Retained earnings                                3,255,709           2,122,542
                                               -----------         -----------
                                                12,313,198           9,057,877

Less:
  Due from stockholders                         (1,084,876)           (920,476)
  Treasury stock at cost                          (847,967)           (847,967)
                                               -----------         -----------
Total Stockholders' Equity                      10,380,355           7,289,434
                                               -----------         -----------
Total Liabilities and
 Stockholders' Equity                          $62,896,805         $36,554,538
                                               ===========         ===========


     See accompanying notes to consolidated condensed financial statements.

                                                      COSTA RICA INTERNATIONAL
                                            CONSOLIDATED CCONDENSED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                     MARCH 31, 1998   MARCH  31, 1997   MARCH 31, 1998   MARCH 31, 1997
                                     --------------   ---------------   --------------   --------------
Net sales                             $22,607,527        $15,704,188       $43,433,554     $32,643,629
Cost of sales                          17,082,899         11,788,398        32,692,997      24,496,065
                                      -----------        -----------       -----------     -----------
                                        5,524,628          3,915,790        10,740,557       8,147,564
                                      -----------        -----------       -----------     -----------

Operating expenses
 Selling                                2,453,376          1,628,158         4,312,787       3,229,461
 General and administrative             1,772,183          1,399,574         3,239,176       2,701,950
 Goodwill amortization                     22,094                  -            22,094               -
                                      -----------        -----------       -----------     -----------
 Total operating expenses               4,247,653          3,027,732         7,574,057       5,931,411
                                      -----------        -----------       -----------     -----------

Operating Income                        1,276,975            888,058         3,166,500       2,216,153

Interest expense                          549,813            566,468         1,297,015       1,104,240
Interest income                          (181,081)          (238,587)         (423,840)       (457,618)
Exchange losses(gains)-net                218,948             21,166           267,711          59,522
Miscellaneous-net                        (421,096)          (165,160)         (490,261)       (231,777)
                                      -----------        -----------       -----------     -----------
  Other expenses, net                     166,584            173,887           650,625         474,367
Income before income taxes and
  minority interest                     1,110,391            714,171         2,515,075       1,741,786
Income taxes                              160,040             96,852           408,236         237,512
                                      -----------        -----------       -----------     -----------
Income before minority interest           950,351            617,319         2,107,639       1,504,274

Minority interest                         434,709            304,216           931,305         682,044
                                      -----------        -----------       -----------     -----------
Net income                            $   515,642        $   313,103       $ 1,176,034     $   822,230
Preferred Stock Dividend                   37,295             57,051            72,664         133,682
                                      -----------        -----------       -----------     -----------
Net income applicable to
  common stock                            478,347            256,052         1,103,670         688,548
                                      ===========        ===========       ===========     ===========

BASIC EPS(5)
 Weighted average number of
   common shares outstanding           20,625,082         20,217,239        19,809,396      19,742,729

 Earnings per share                         0.023              0.013             0.055           0.035
                                      ===========        ===========       ===========     ===========

DILUTED EPS(5)

 Increment shares from
  assumed conversions of Warrants          77,867            180,494            73,664         177,742
                                      -----------        -----------       -----------     -----------
 Adjusted Weighted average shares      20,702,949         19,990,390        20,290,903      19,920,471

Diluted earnings per share                  0.023              0.013             0.054           0.035
                                      ===========        ===========       ===========     ===========


     See accompanying notes to consolidated condensed financial statements.

                          COSTA RICA INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                          1998         1997
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                          $ 1,176,334   $   822,230
  Adjustments to reconcile net income to
  net cash provided by operation activities,
  net of effect of acquisition of a subsidiary
  (As de Oros)
    Depreciation and amortization                         870,708       706,041
    Allowance for doubtful accounts                        91,500        47,051
    Allowance for production poultry                      558,053       482,473
    Amortization of goodwill                               22,094             -
    Gain on sale of productive assets                     (62,662)            -
    Deferred income tax benefit                           (17,473)      (60,300)
    Minority interest net income                          931,305       682,044
  Cash provided by (used for) changes in:
      Notes and accounts recievable                    (1,373,591)   (3,288,398)
      Due from related party                           (1,672,343)     (374,914)
      Inventories                                      (1,886,145)     (720,609)
      Prepaid expenses                                    577,238      (109,863)
      Accounts payable                                    445,061       393,098
      Accrued Expenses                                   (408,118)      126,779
      Long term receivable - trade                         33,216       (71,054)
                                                      -----------   -----------
NET CASH USED FOR OPERATING ACTIVITIES                   (714,823)   (1,365,422)
                                                      -----------   -----------
CASH FLOW FROM INVESTING ACTIVITES:
  Short-term investment                                   914,191    (1,762,328)
  Initial cash balance from subsidiary acquired         1,147,472             -
  Increase in long term investment                       (245,000)     (125,622)
  Additions to property, plant and equipment             (982,067)     (404,732)
  Proceeds from sale of productive assets                 270,202        60,300
  Other assets                                           (631,767)     (195,902)
                                                      -----------   -----------
NET CASH PROVIED BY (USED FOR) INVESTING ACTIVITIES       473,031    (2,428,284)
                                                      -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Short-term financing increase (decrease)
    in notes payable                                   (4,027,084)    1,495,144
  Cash dividends - RICA                                   (43,168)      (79,578)
  Cash dividends - Minority interest                      (29,497)      (54,104)
  Long term financing:
      New loans                                         9,799,254        18,307
      Payments                                         (3,644,343)     (556,899)
  Issuance of common stock                                                5,000
  Due to related party                                    (35,999)   (1,271,542)
  Due from shareholders                                  (211,757)            -
                                                      -----------   -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES    1,807,406      (443,672)
                                                      -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                 184,082      (155,166)

  Net Increase (Decrease) in Cash                       1,749,696    (4,392,544)

  Cash Balance at beginning of period                   1,388,290     5,129,312
                                                      -----------   -----------
  Cash Balance at endof period                        $ 3,137,986   $   736,768
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for the period for
    Interest                                          $ 1,047,320   $ 1,126,744
                                                      ===========   ===========
    Income Taxes                                      $    64,354   $    55,172
                                                      ===========   ===========

     See accompanying notes to consolidated condensed financial statements.

                         COSTA RICA INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Accounting Policies

Management is responsible for preparing Costa Rica International, Inc.'s (the "Company's") financial statements and related information that appears in this report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with Generally Accepted Accounting Principles in the United States.

Although Management believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB (as amended on May 8, 1998 on Form 10-KSB/A) for the fiscal year ended September 30, 1997.

2. Inventories

Inventories are stated at the lower of market cost and are determined using the weighted-average method, except for inventories in transit which are valued at specific cost. Inventories are as follows:

                                                    MARCH 31,1998  SEP 30, 1997
                                                    -------------  ------------
Finished products                                     $ 1,688,716  $  686,423
Poultry                                                 2,542,484   2,269,993
Production poultry                                      4,018,067   1,708,071
Materials and Supplies                                  1,755,057   1,134,115
Raw materials                                           2,342,412   1,639,527
In transit                                              1,296,736     131,188
                                                      -----------  ----------
                                                      $13,643,472  $7,569,317
                                                      -----------  ----------
Allowance for Renewal of production poultry              (733,586)   (463,103)
Allowance for obsolescence                                (13,585)          -
                                                      -----------  ----------
                                                      $12,896,301   7,106,214
                                                      ===========  ==========

3. Short-Term Notes Payable

Short-Term Notes payable consist of the following:

                                   MARCH 31, 1998              SEP 30, 1997
                                   --------------              ------------
Loans payable                        $ 1,271,120                $ 6,188,036
Bank overdrafts                        1,552,924                    371,193
Commercial paper                       2,832,631                  3,562,721
Other                                          -                      4,997
                                      ----------                -----------
                                     $ 5,656,675                $10,126,947
                                      ==========                ===========


4. Long-term Debt

Long-term debt is as follows:

                                   MARCH 31, 1998              SEP 30, 1997
                                   --------------              ------------
Bank loans                           $24,517,494                $ 5,395,152
Commercial paper-unsecured                44,543                     46,698
Other                                    198,620                  1,061,426
                                     -----------                -----------
                                     $24,760,657                $ 6,503,276
Less current installments              1,103,600                  1,251,127
                                     -----------                -----------
                                     $23,657,057                $ 5,252,149
                                     ===========                ===========

The Company has completed a private placement (the "Private Placement") of US $20 million in notes payable bearing interest at 11.71% per annum, comprised of US $8 million in Series A Senior Notes and US $12 million in Series B Senior Notes, all due upon maturity on January 15, 2005. Among others, the Private Placement includes the following terms:

   -- The Series A Senior Notes and the Series B Senior Notes (collectively, the "Notes") shall be payable annually in five consecutive principal installments amounting to US $4,000,000 each (from the aggregate amount). The Notes have a two-year grace period beginning on January 15, 2001.

   -- The Company has guaranteed there will be no significant organizational changes and that all federal and local laws and regulations will be complied with.

   -- Financial and business information for the Company and its subsidiaries will be remitted periodically, as stipulated in the agreement.

   -- The Company is committed to comply with several financial and operational covenants, as well as to review the relevant terms included in the agreement to prevent the existence of default or event of default.

5. Earnings per Share

Earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding warrants using the treasury stock method according to SFAS No. 128. Earnings per share pertaining to 1997 results of operations, have been restated to comply with this standard.

Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of fully diluted earnings per share:

                                                      THREE MONTHS ENDED                             SIX MONTHS ENDED
                                              -----------------------------------        ------------------------------------
                                              MARCH 31, 1998       MARCH 31, 1997        MARCH 31, 1998        MARCH 31, 1997
                                              --------------       --------------        --------------        --------------
Weighted average number of common shares
 used in basic EPS                              20,625,082           19,809,396             20,217239             19,742,729
Effect of dilutive securities:
   Warrants                                         77,867              180,944                73,664                177,742

Weighted average number of common shares
 and dilutive warrants used
 in diluted EPS                                 20,702,949           19,990,390            20,290,903             19,920,471


6. Acquisition of As de Oros

On February, 26, 1998, the Company acquired 51% of Corporacion As de Oros, S.A. and subsidiaries ("As de Oros") of As de Oros' outstanding voting shares or 56.38% of its total common stock in a business combination accounted for as a purchase method. The excess purchase price over the fair market value of the net assets acquired is being amortized on the straight-line basis over a ten-year period.

7. New Accounting Pronouncements

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. In February 1997, the Financial Accounting Standards Board issued SFAS No.129, Disclosure about Capital Structure, which requires companies to present additional information about securities, preferred stock, and redeemable stock and is effective for fiscal years ending after December 15, 1997.

REPORTING COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued SFAS No.130, Reporting Comprehensive Income. SFAS No.130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Management of the Company believes that adoption of SFAS No.130 will result primarily in including the difference between net income and the annual changes in cumulative translation adjustment in the statement of comprehensive income.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the Financial Accounting Standards Board issued SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. SFAS No.131 requires that public businesses report certain information in the financial statements about their products, services, geographic areas in which they operate, and their major customers, related to the operating segments of a company. The statement is effective for fiscal years beginning after December 15, 1997. Management of the Company does not expect that adoption of SFAS No.131 will have a material impact on the Company's financial position, results of operations or liquidity.

DEVELOPING SOFTWARE FOR INTERNAL USE. In April 1998, the AICPA, issued SOP 98-1. This SOP established accounting standards when a company is developing or obtaining software which is for internal-use purposes. Management of the Company does not expect that adoption of SFAS No.131 will have a material impact on the Company's financial position, results of operations or liquidity.

8. Pro Forma Financial Information

Following is proforma financial information which presents results of operations for the year ending September 1997, and the six months ended March 31, 1998, as if the acquisition of As de Oros, had taken place on October 1, 1996.

                                            FOR THE SEMESTER    FOR THE YEAR
                                                 ENDED              ENDED
                                            MARCH 31, 1998    SEPTEMBER 30, 1997
                                            --------------    ------------------
Revenues                                    $   63,075,570          116,613,665
  Income (loss) before
    extraordinary items                            755,190           (2,839,628)
  Net Income                                       755,190           (2,839,628)

BASIC EPS
  Weighted average
    number of common
    shares outstanding                          20,217,239           19,776,063
  Earnings (losses) per share              $         0,037    $          (0,144)
                                           ===============    =================

DILUTED EPS
  Incremental shares from
    assumed conversions of
    warrants                                        73,664              141,163
  Adjusted weighted average
    shares                                      20,290,903           19,917,226
  Diluted earnings (losses)
    per share                              $         0,037    $          (0,143)
                                           ===============    =================

9. Reclassifications

Certain accounts in the March 31, 1997 Consolidated Condensed statement of Cash Flows, have been reclassified to conform to the March 31, 1998 presentation.

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's report on Form 10-KSB dated December 31, 1997 and amendended on May 8, 1998 on Form 10-KSB/A.

The most significant events that took place during the second quarter of fiscal year 1998 for the Company were (i) the negotiation to refinance part of its subsidiaries' short-term debt, with the private placement of US $20 million of the Company's 11.71% Series A Senior Notes and Series B Senior Notes, both due January 15, 2005 (the "Offering"), placed by Citicorp Securities, Inc., and (ii) the acquisition of a new subsidiary, Corporacion As de Oros, S.A. and its subsidiaries ("As de Oros"), a Costa Rican poultry and animal feed producer with a significant share of the domestic and commercial animal feed market in Costa Rica.

As perhaps the most significant event in the second quarter of 1998, the Company reached an agreement (the "Stock Purchase Agreement") to acquire 56.38% of the total outstanding common stock of As de Oros and its wholly-owned subsidiaries, Restaurantes As, S.A. and Corasa Estudiantes S.A., from Comercial Angui, S.A. ("Angui"), a Costa Rican privately-owned company and the majority shareholder of As de Oros and subsidiaries, for US $2.4 million, in cash upon the maturity of a promissory note due January 2000 and US $2.6 million in Company stock, represented by 2,447,058 shares.

As de Oros is the second largest poultry producer in Costa Rica, with total annual sales of $48,445,183, and assets totaling $15,204,683 as of September 30, 1997.

A. As de Oros' Overview

As de Oros was first founded in 1954 by Otoniel Aguilar. In 1970, Mr. Otoniel Aguilar focused As de Oros' operations towards the animal feed business and developed its poultry activities a few years thereafter. As de Oros has subsequently become the second largest poultry company in Costa Rica, (second to the Company's principal subsidiary Corporacion Pipasa, S.A. ("Pipasa")) generating approximately US $48 million in sales per year. Like Pipasa, As de Oros has businesses in chicken production, derivatives, meat products and animal concentrates. It sells over 80 different chicken and sausage products, commercial eggs and 70 different formulas for poultry, hogs and cattle. As de Oros has been in the poultry business segments for more than 35 years and has an approximately 19% share of the Costa Rican chicken production market. As de Oros' strength is in animal feed concentrates, where it has approximately 21% market share of the business. As de Oros also operates one of the largest fast food chains in the country, "Restaurants As," which is comprised of 29 restaurants operating in the metropolitan area. As de Oros currently employs approximately 1,300 people. It has a distribution network of more than 80 vehicles, and owns 12 urban and rural outlets.

B. Main Business Segments and Markets

The animal feed business, including processed feed and concentrates, represents approximately 40% of total 1997 sales (concentrates are used to feed birds, pigs and horses, while processed feed are for dogs and shrimp). In terms of profitability, the gross profit margin in 1997 for concentrates, extruders and hog feed as a percentage of sales for each of the segments was 15.9%, 20.9% and 36.2%, respectively. The Company expects to increase As de Oros' gross margins. Currently, As de Oros has an approximately 21% share of the Costa Rican animal feed business. This segment represents the bulk of As de Oros activities. The marketing and administrative costs associated with the animal feed business are considerably lower than those associated with selling broiler chicken and meat by-products. This segment is less price-sensitive than the chicken meat market, as sales are driven largely by quality of the meat. Quality of the feed is what ultimately determines the size and weight of the hog, chicken or cow. Prices in this segment are heavily influenced by the market leader, Pipasa.

The broiler chicken segment represents approximately 40% of As de Oros' total sales and roughly 21% of gross margin as a percent of chicken sales.

As de Oros defines its target market for broiler chicken by areas within Costa
Rica: urban areas and rural areas. Urban areas are found the country's central plateau region and customers in this market have certain characteristics and buying patterns. Distribution in urban areas tends to be daily, compared to distribution in rural areas. The chicken is sold through the typical conduits like supermarkets, retail traders and restaurants, including "Restaurants As." Management is analyzing the possibility of selling Restaurantes As. As of the date of this Report, a selling price have not been established by the Company. If such sale takes place, purchase accounting could change.

OTHER MATTERS

The Company completed a private placement of US $20 million 11.71% notes, comprised of US $8 million of Series A Senior Notes (the "Series A Notes"), and U.S. $ 12 million of Series B Senior Notes ( the "Series B Notes" ), both due January 15, 2005. The Series A Notes have been used to partially refinance the outstanding debt of the Company's subsidiary Pipasa. The Series B Notes have been used to refinance substantially all of the outstanding debt of As de Oros. The refinancing of the debt of the subsidiaries improves the financial position of Pipasa and As de Oros.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31,1997

For matters of comparison, results of operations are presented in an separate format to show the companies results without the effect of the As de Oros acquisition. Consolidated results are presented in a separate column of each table all through the Management Discussion and Analysis section.

The following tables present information related to the Company's operation:

                        COSTA RICA INTERNATIONAL, INC.
                               THREE MONTHS ENDED

                       MARCH 31, 1998     MARCH 31, 1997  % INCREASE
                       --------------     --------------  ----------
Net Sales                 $18,956,973        $15,704,188     20.71%
Operational Profit          1,088,899            888,058     22.62%


                         COSTA RICA INTERNATIONAL, INC.
                               THREE MONTHS ENDED
                                (With As de Oros)

                     MARCH 31, 1998        MARCH 31, 1997      % INCREASE
                     --------------        --------------      ----------
Net Sales              $22,607,527          $15,704,188           43.96%
Operational Profit      $1,254,881              888,058           41.30%


The following table presents certain items as a percentage of net sales for the period indicated:

                         COSTA RICA INTERNATIONAL, INC.
                               THREE MONTHS ENDED
                                (With As de Oros)

                         MARCH 31, 1998    MARCH 31, 1997  INCREASE/DECREASE
                         --------------    --------------  -----------------
Net Sales                    100%             100%
Cost of Sales               75.55%           75.07%              0.48%
Gross Profit                24.45%           24.93%             -0.48%
Sales Expenses              10.85%           10.37%              0.57%
General and Adm.             8.03%            8.91%             -0.85%
Net income before
minority interest            4.10%            3.93%              0.26%

NET SALES

General. Net sales generated by the Company's operation for the quarters ended March 31, 1998 and 1997 were $22,607,527 and $15,704,188 respectively, an increase of $6,903,339 or 43.96%. After eliminating the effect of the As de Oros acquisition, sales by segment are detailed as follows:


                         COSTA RICA INTERNATIONAL, INC.
                               THREE MONTHS ENDED

------------------------------------------------------------------------
SEGMENT              MAR 31,1998      MAR 31,1997    % INCREASE/DECREASE
------------------------------------------------------------------------
Broiler Chicken      $12,377,771       10,054,398          23.11%
By- Products           2,234,050        1,761,756          26.81%
Animal Feed            1,459,810        1,511,738          -3.44%
Exports                  597,282          503,014          18.74%
Others                 2,288,060        1,873,282          22.14%
------------------------------------------------------------------------
Total                $18,956,973      $15,704,188          20.71%
------------------------------------------------------------------------


                         COSTA RICA INTERNATIONAL, INC.
                               THREE MONTHS ENDED
                                (With As de Oros)

------------------------------------------------------------------------
SEGMENT                 MAR 31,1998      MAR 31,1997   % INCREASE
------------------------------------------------------------------------
Broiler Chicken         $13,584,688       10,054,398       35.11%
By- Products              2,340,017        1,761,756       32.82%
Animal Feed               3,064,764        1,511,738      102.73%
Exports                     591,074          503,014       17.51%
Restaurants                 718,319             0.00         100%
Others                    2,308,665        1,873,282       23.24%
------------------------------------------------------------------------
Total                   $22,607,527      $15,704,188       43.96%
------------------------------------------------------------------------

Broiler chicken. Sales of broiler chicken were $13,584,688 and $10,054,398 during the three months ended March 31, 1998 and 1997, respectively. The increase of 35.11% primarily is due to a 40.47% increase in tonnage which was offset by a 5.36% net effect of discounts to special customers and exchange rate variations.

By-products are the most profitable products of the Company. Total sales for this segment were of $2,340,017 and $1,761,756 for the three months ended March 31, 1998 and 1997, respectively. The increase of $578,261 or 32.82% is due to a 13.74% increase in tonnage and the remaining 19.09% is due to price increases among the products within this segment (patties, sausages, further-processed products, and processing done for others) and sales mix.

Animal Feed. Sales for commercial animal feed were $3,064,764 and $1,511,738 for the quarters ended March 31, 1998 and 1997, represents an increase of $1,553,026 or 102.73%. Importantly, As de Oros' core business is among this segment, and without the acquisition, tonnage would have increased only 0.33%. Total sales increase corresponds to a 113.59% increase in tonnage, offset by price adjustments due to exchange rate variations and sales mix.

Exports. The Company's exports were $591,074 and $503,014 during the quarters ended March 31, 1998 and 1997, respectively, an increase of $88,060 or 17.51%. This increase in exports was due to the combined result major exports of pet food and chicken by-products. Broiler chicken tonnage decreased during the three months ended March 31, 1998, because this was the same period that the extraordinary export to Honduras occurred in fiscal year 1997. Nevertheless, the introduction of the Company's exports to El Salvador has strengthen sales and met expectations. Management intends to continue emphasizing exports to the Central American area, with its traditional export products and with products from the recently acquired subsidiary.

Restaurants. Sales were of $718,319 for the one month ended to March 31, 1998 due to the acquisition of As de Oros.

Others. Sales of "Others", which include animal feed and baby chicks to integrated producers, and commercial eggs, raw materials and baby chicks to third parties, increased 23.24% for the three months ended March 31, 1998 compared to the same period of fiscal year 1997 .

The following table displays the Company's sales distribution, for the quarters ended March 31, 1998 and 1997:

                         COSTA RICA INTERNATIONAL, INC.
                               THREE MONTHS ENDED

------------------------------------------------------------------------
SEGMENT                                MARCH 31, 1998  MARCH 31, 1997
------------------------------------------------------------------------
Broiler Chicken                            60.09%          64.02%
By- Products                               10.35%          11.22%
Animal Feed                                13.56%           9.61%
Exports                                     2.61%           3.20%
Restaurants                                 3.18%           0.00%
Other                                      10.21%          11.93%
------------------------------------------------------------------------
Total                                     100.00%         100.00%
------------------------------------------------------------------------


Cost of sales:

General. Cost of sales amounted to $17,082,899 and $11,788,398 for the quarters ended March 31, 1998 and 1997 respectively, an increase of 44.91%. This increase in cost of sales was due mainly to volume increase, the acquisition of As de Oros and the combination of factors such as the adaptation process of the reproduction hen breed and imports of fertile eggs, offset by the effect of the lower cost of raw materials, such as imported grains and the advantage of higher efficiency due to increase in volume. As a percentage of sales, cost of sales was 75.56% for the three months ended March 31, 1998 compared to 75.07% for the three months ended March 31, 1997, a net increase of 0.49%.

During the three months ended March 31, 1998, the weather phenomenon "El Nino" had a similar effect on the technical yields as during the three months ended December 31, 1997. High temperatures were offset by temperature regulating devices, but there were still high mortality rates due to this weather phenomenon, combined with mortality due to pathologies. The production divisions mostly affected were incubation and reproduction. As of the date of this filing, temperatures have decreased and the rainy season has started in Costa Rica. This is expected to improve the mortality yields and average weight. As disclosed in previous reports files with the United States Securities and Exchange Commission (the "SEC"), the Company has taken measures to mitigate the pervasive effect of these high temperatures and pathologies but cannot assure that this weather phenomenon will not affect other important technical yields such as weight, conversion (pounds of feed per ponds of meat) or pathologies. The Company has continued to import fertile eggs and chicken parts throughout the analyzed period to meet uncovered demand. The cost of these imports is higher than internal production. The Company intends to continue with egg imports until the reproduction division is self-sufficient. Management expects to reach self-sufficiency during the month of September 1998, when a substantial number of reproduction hens are at hatching age.

The following factors have affected total cost of sales as a percentage of net sales:

/bullet/ Average prices for imported soybean increased 8% during the first quarter of fiscal 1998 when compared to average prices in the same period of fiscal 1997

/bullet/ Inventory reprocess

/bullet/ Low fertility in imported eggs

/bullet/ Return to the high energetic diet formulation, with the purpose of weight increase during January 1998

Gross profit:

Gross profit for the three months ended March 31, 1998 and 1997 was $5,524,628 and $3,915,790, respectively, an increase of $1,608,838 or 41.08%. As a percentage of net sales, gross profit was 24.44% and 24.93% for the second quarters of fiscal years 1998 and 1997, respectively, due to the issues discussed above. The following table shows gross profit as a percentage of net sales of each segment for the quarters ended March 31, 1998 and 1997:

                                   COSTA RICA INTERNATIONAL, INC.
                                         THREE MONTHS ENDED

                        ----------------------------------------------------
SEGMENT                 MARCH 31, 1998   MARCH 31, 1997    INCREASE/DECREASE
                        ----------------------------------------------------
Animal feed                     21.84%       21.84%              0.00%
Chicken By Products             42.44%       18.18%             24.26%
Exports                         32.19%       28.53%              3.66%
Others                           4.08%       -0.33%              4.42%
Restaurants                     54.16%         --                 100%
Broiler Chicken                 23.49%       28.15%             -4.66%
                        -----------------------------------------------------

General and administrative expenses:

General and administrative expenses increased 26.52% during the three months ended March 31, 1998, compared to the three months ended March 31, 1997. As a percentage of net sales, this item decreased from 8.03% during the second quarter of fiscal year 1997 to 7.82% during the same period of fiscal year 1998. The significant sales increase, due to the acquisition of a new subsidiary, and the Company's policy to try to reach efficiencies among its subsidiaries, has benefited the Company with this 0.21% decrease of general and administrative expenses as a percentage of net sales.

Sales expenses

Sales expenses increased 50.68% during the first quarter of fiscal year 1998, compared with the same period of fiscal year 1997. This increase is a result of the incorporation of all selling expenses of As de Oros. Analysis should be made on the percentage of sales expense over net sales, which was stable and only varied from 10.37% to 10.85% in the quarters ended March 31, 1997 and 1998, respectively.

Other income/expenses (net)

Other income and expenses (net) decreased by $7,303, or -4.20% when comparing the three months ended March 31, 1998 to the same period of fiscal year 1997.


          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1998
                 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1997

Total net sales for the six months ended March 31, 1998 increased 33.05% when compared to the same period in fiscal year 1997. The following tables present information related to the Company's operation. For purpose of comparison this table does not include the recently acquired subsidiary, As de Oros:

                         COSTA RICA INTERNATIONAL, INC.
                                SIX MONTHS ENDED

                       MARCH 31, 1998   MARCH 31, 1997     % INCREASE
                       --------------  ---------------     ----------
Net Sales                $39,783,001       $32,643,629           21.87%
Operational Profit         2,976,709         2,216,153           34.32%



                         COSTA RICA INTERNATIONAL, INC.,
                                (With As de Oros)
                                SIX MONTHS ENDED

                          MARCH 31, 1998   MARCH 31, 1997     % INCREASE
                          --------------   --------------     ----------
Net Sales                  $43,433,554       $32,643,629         33.05%
Operational Profit
                             3,144,406         2,216,153         41.88%


The following table presents certain items as a percentage of net sales for the period indicated:

                         COSTA RICA INTERNATIONAL, INC.

                                          SIX MONTHS ENDED
                                    MARCH 31, 1998   MARCH 31, 1997
                                    --------------   --------------
Net Sales                                      100%       100%
Cost of Sales                                 75.27%     75.04%
Gross Profit                                  24.73%     24.96%
Sales Expenses                                9.93%       9.89%
General/Administrative                        7.56%       8.28%
Net income before minority interest           4.80%       4.61%


NET SALES:

General. Net sales generated by the Company's operation for the six months ended March 31, 1998 and 1997 were $43,433,554 and $32,643,629 respectively, an increase of $10,789,925 or 33.05%. The following table displays sales amounts by segment for each quarter:

                         COSTA RICA INTERNATIONAL, INC.
                                SIX MONTHS ENDED
--------------------------------------------------------------
SEGMENT              MARCH 31,1998   MARCH 31, 1997 % INCREASE
--------------------------------------------------------------
Broiler Chicken         26,782,395       20,899,650     28.15%
By- Products             4,928,035        3,662,087     34.57%
Animal Feed              4,749,436        3,142,387     51.14%
Exports                  1,129,064        1,045,593      7.98%
Restaurants                729,762                0       100%
Others                   5,114,862        3,893,912      31.36
--------------------------------------------------------------
Total                  $43,433,554      $32,643,629     33.05%
--------------------------------------------------------------

Broiler chicken. Sales of broiler chicken increased 28.15% for the six months ended March 31, 1998 compared to the six months ended March 31, 1997. The increase is primarily due to a 29.62% increase in tonnage offset by a -1.47% decrease in prices. Excluding As de Oros sales, tonnage increased 22.81%.

By-products improved profitability during this period. Total sales for this segment increased 34.57% during the six months ended March 31, 1998 compared to the same period of 1997. The increase of $1,265,948 is due to a 14.37% increase in tonnage and the remaining 20.20% is due to price increases among the products within this segment (patties, sausages, further-processed products, and processing done for others) and sales mix. Of the tonnage increase, 2.61% results from the As de Oros acquisition.

Animal Feed. Sales for commercial animal feed increased 51.14% during the six months ended March 31, 1998 compared to the same period of fiscal year 1997. This sales increase corresponds to a 60.13% increase in tonnage, offset by a 8.99% decrease due to exchange rate variations. Importantly, commercial animal feed is As de Oros' core business and has an important market share among the Costa Rican market. Without this new subsidiary, animal feed tonnage increased 4.59%.

Exports. The company's exports increased 7.98% during the six months ended March 31, 1998 compared to the same period of fiscal year 1997. This increase in exports was due to the combined result of a 2.98% increase in tonnage and a 5% price increase.

Others. Sales of "Others", which include animal feed and baby chicks to integrated producers, and commercial eggs, raw materials and baby chicks to third parties, increased 31.36% during the six months ended March 31, 1998 compared to the same period in fiscal year 1997.

The following table displays the Company's sales distribution, for the six months ended March 31, 1998 and 1997:

                         COSTA RICA INTERNATIONAL, INC.
                               SALES DISTRIBUTION
                                SIX MONTHS ENDED

--------------------------------------------------------------------------------
SEGMENT           MARCH 31, 1998      MARCH 31,1997  NET INCREASE/DECREASE
--------------------------------------------------------------------------------
Broiler Chicken        61.66%               64.02%       -2.36%
By- Products           11.35%               11.22%        0.13%
Animal Feed            10.93%                9.63%        1.30%
Restaurants             1.68%                0.00%        1.68%
Exports                 2.60%                3.20%       -0.60%
Other                  11.78%               11.93%       -0.15%
--------------------------------------------------------------------------------

Note: In April of 1997, the Company's then only subsidiary, Pipasa, completed the acquisition of the poultry division and animal feed business of Coopemontecillos R.L. for approximately $2,700,000. Pipasa acquired the assets, including plant, equipment, vehicle fleet, inventory, hens and raw materials and some accounts receivable. Coopemontecillos had a 6% market share of the Costa Rican poultry market, but this was not a significant factor in the animal feed market.

COST OF SALES:

General. Cost of sales was $32,692,997 and $24,496,065 for the six months ended March 31, 1998 and 1997, respectively, an increase of 33.46%. This increase in the cost of sales was due primarily to a 46.39% increase in tonnage offset by the effect of lower cost of raw materials, such as imported grains and the advantage of higher efficiency due to increase in volume. As a percentage of sales, cost of sales was 75.27% for the six months ended March 31, 1998 compared to 75.04% in the same period of fiscal year 1997, for a net decrease of 0.22%.

The "El Nino" weather phenomenon was not as harsh on the technical yields as it was during the six months ended March 31, 1997. Nevertheless, weather forecasters predict high temperatures during the months of March to September 1998, which may again negatively affect the incubation, reproduction and growing yields of the Company. As disclosed in previous reports filed with the SEC, the Company's subsidiaries have taken measures to mitigate the pervasive effect of these high temperatures but cannot assure that this weather phenomenon will not affect other important technical yields such as weight, conversion (pounds of feed per ponds of meat) or pathologies. The Company has continued to import fertile eggs throughout the analyzed period and intends to continue with these imports until the reproduction division is self-sufficient. Management expects to reach self- sufficiency during the month of September 1998, when a substantial number of reproduction hens reach hatching age.

The following factors contributed in maintaining cost of sales as a percentage of net sales at a stable level:

/bullet/ Average prices for imported soybean meal decreased 8% during the first half of fiscal year 1998 when compared to average prices in the same period of fiscal year 1997.

/bullet/ Sales price increased in November 1997 and January 1998, in the by-product segment.

/bullet/ Whole and chicken parts imports

/bullet/ Low fertility in imported eggs

/bullet/ Higher volume, with the consequent advantage of higher capacity utilization

/bullet/ Return to the standard diet formulation in November 1998. However, in January 1998, Management decided to go switch to a high-energy diet formulation to increase weight.

The following table presents cost of sales information by segment, with the correspondent increase percentage, impact of volume and unit cost variations.

                         COSTA RICA INTERNATIONAL, INC.
                                SIX MONTHS ENDED

---------------------------------------------------------------------------------------------------
SEGMENT           MAR 31, 1998   MAR 31, 1997 INCREASE     VOLUME VARIATION    HIGHER (LOWER) COST
---------------------------------------------------------------------------------------------------
Animal feed        $3,741,025   $2,651,396    41.10%            60.13%            -19.04%
By Products         2,662,666    2,261,079    17.76%            14.37%              3.39%
Exports               787,867      752,044     4.76%             2.98%              1.78%
Others              4,871,454    3,760,744    29.53%            54.93%            -25.40%
Broiler Chicken    20,295,168   15,070,802    34.67%            29.62%              5.04%
Restaurant            334,817            -        --           100.00%              0.00%
---------------------------------------------------------------------------------------------------
Total             $32,692,997   24,496,065    33.46%            46.40%            -12.94%


Gross profit:

Gross profit for the six months ended March 31, 1998 and 1997 was $10,743,558 and $8,147,564, respectively, an increase of $2,595,994 or 31.86%. As a percentage of net sales, gross profit was 24.74% and 24.96%, respectively for the first half of fiscal year 1998 and 1997, due to the issues discussed above. The following table shows gross profit for each segment for the six months ended March 31, 1998 and 1997:

                         COSTA RICA INTERNATIONAL, INC.
                                SIX MONTHS ENDED

--------------------------------------------------------------------------
SEGMENT               MAR 31, 1998         MAR 31, 1997          DIFFERENCE
--------------------------------------------------------------------------
Animal feed                     21.23%        15.62%                5.61%
Chicken By Products             45.97%        38.26%                7.71%
Exports                         30.22%        28.07%                2.15%
Others                           4.76%        3.42%                 1.39%
Broiler Chicken                 24.22%        27.89%               -3.67%
Restaurants                     54.12%          --                -54.12%
--------------------------------------------------------------------------
GROSS PROFIT                    24.73%        24.96%               -0.23%
--------------------------------------------------------------------------


General and administrative expenses:

General and administrative expenses increased 19.88% for the six months ended March 31, 1998 compared to the same period of fiscal year 1997. As a percentage of net sales, this item decreased from 8.28% during the first half of fiscal year 1997 to 7.45% during the same period in fiscal year 1998.

Sales expenses:

Sales expenses increased by $1,081,437 or 33.49% during the first half of fiscal year 1998, compared with the same period of fiscal year 1997. As a percentage of net sales, sales expenses increased from 9.89% during the first half of fiscal year 1997 to 9.93% during the same period of fiscal year 1998.

Other income/expenses (net):

Other income and expenses (net) increased by $176,258 or 37.16% when comparing the six months ended March 31, 1998 and 1997. The Company's interest expense increased by 17.46% when compared to the same period of fiscal year 1997, interest income decreased 7.38% respectively, and exchange rate losses (gains) increased 349.77% when compared to the first half of fiscal year 1997. Exchange rate losses increased as a result of the debt restructuring.

FINANCIAL CONDITION

Liquidity and capital resources.

The Company's cash and cash equivalents totaled $3,137,986 as of March 31, 1998 and $1,388,290 at the end of fiscal year 1997, an increase of $1,749,696.


Operating activities:

For the six months ended March 31, 1998 and 1997 net cash used by operating activities was ($714,823) and ($1,365,422), respectively. These variations are explained mainly by a combined increase in notes and accounts receivable, due from related party and inventories. Accounts receivables increased because of the net sales increment in both subsidiaries. Inventories increased principally due to an increment in raw materials and in process inventories, that were increased this period to reach safe inventory levels.

Investing activities:

Cash used in investing activities was $473,031 and ($2,428,284) for the six months ended March 31, 1998 and 1997, respectively. The variation in investing activities during the six months ended March 31, 1998 compared to the same period of fiscal year 1997 is explained mainly by a significant increase in short-term investments during the first half of fiscal year 1997. The Company invested $982,067 and $404,732 in property, plant and equipment during the first half of fiscal year 1998 and fiscal year 1997 respectively. Among the most significant investment were assets used for the normal course of operation. Additionally, the Company acquired 56.38% of common stock of As de Oros. This acquisition was financed through the issuance of parent company shares and long term debt.

Financing activities:

During the period under analysis, the Company financed its operations mainly through its own funds and a new long-term loan that improved its liability structure (see note 4). On January 23, 1998, Management concluded a negotiation to refinance part of its subsidiary Pipasa's short-term debt, with the private placement of US $8 million of the Company's 11.71% Series A Senior Notes due January 15, 2005 ("the Offering"), agented by Citicorp Securities, Inc. Additionally, on February 26, 1998 Management concluded another negotiation to refinance most of its recently acquired subsidiary, As de Oros' debt, with the private placement of US $12 million of the Company's 11.71% Series B Senior Notes due January 15, 2005 ("the Offering"), agented by Citicorp Securities, Inc. The most important effects in the Company's financial position as a result of the Offering are:

                    AS OF MARCH 31, 1998           AS OF SEPTEMBER 30, 1997
                    -------------------------------------------------------
Working Capital           $8,426,295                         ($2,288,838)
Current Ratio                   1.44                                0.88
---------------------------------------------------------------------------

Future amortization payments of this private placement, are as follows:

                        YEAR                   AMORTIZATION
                        ----                   ------------
                  January 15, 2001             $  4,000,000
                  January 15, 2002             $  4,000,000
                  January 15, 2003             $  4,000,000
                  January 15, 2004             $  4,000,000
                  January 15, 2005             $  4,000,000



Working Capital:

As of March 31, 1998, working capital was $8,426,295 compared to working capital as of September 30, 1997 of $(2,288,838), an increase of $10,715,133. The effect of the Offering in both subsidiaries substantially improved the Company's liquidity. The current ratios were 1.44 and 0.88 as of March 31, 1998 and September 30, 1997 respectively.

Leverage ratio:

Leverage as of March 31, 1998 and 1997 was 4.41, compared to 3.29 respectively. This ratio increased mainly due to the 41.93% increase in stockholders' equity. This increase in equity is explained mainly by operations income and issuance of stock to acquire As de Oros, combined with an 89% increase in total liabilities, that are a result of the acquired subsidiary's consolidation.

OTHER MATTERS

Environmental Compliance:

The Company is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, the Company could become subject to material costs to comply with environmental laws in jurisdictions in which it does not now do business. At the present time, the Company cannot assess the potential impact of any such potential environmental regulation on cash flow, results of operations and financial condition. The Company practices sustainable environmental policies such as reforestation, processes and recycles its waste, produces of organic fertilizer, and is currently improving its oxidation lagoons and sewage treatment plants.


Year 2000 Issue:

The Company established a formal Year 2000 oversight committee in December 1997. Along with this committee, the Company has a written certificate stating that its Information Systems tools, developed by Oracle, are "FULLY COMPLIANT" with the Year 2000 changes. The Company has begun the conversion, testing and implementation stages of the entity's Year 2000 plan, which includes vendors, customers and intermediaries. Testing of software, hardware and electronic devices is being documented. Management expects to complete its Year 2000 plan during fiscal year 1998 and fiscal year 1999. As de Oros was incorporated in this committee since the date of the acquisition. To the extent that the Company can not effectively implement the plan, adverse results could arise.


CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties, which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) market conditions for finished products, including the supply and pricing of alternative proteins, all of which may impact the Company's pricing power; (iii) risks associated with leverage, including cost increases due to rising interest rates; (iv) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety; currency fluctuations; and (v) the effect of, or changes in, general economic conditions.

This management discussion and analysis of financial condition and results of operations may include certain forward-looking statements, within the meaning of
Section 27E of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitations) statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecast and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and should and various of those words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or review any forward-looking statements based on occurrence of future events, the receipt of new information or otherwise.

Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of numbers of risks, uncertainties and assumptions. Representative examples of these factors include (without limitations) general industrial and economic conditions; cost of capital and capital requirements; shifts in customer demands; changes in the continued availability of financial amounts and at the terms necessary to support the Company's future business.

                           PART II - OTHER INFORMATION

ITEM 2. Changes in securities and use of proceeds: Issuance of 2,447,508 Common Stock to acquire new subsidiary.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits: The following exhibits are filed with this report:

EXHIBIT NO.                                     DESCRIPTION
-------------------------------------------------------------------------------
10.1                                            Note Purchase Agreement
-------------------------------------------------------------------------------
10.2                                            Stock Purchase Agreement
-------------------------------------------------------------------------------
27                                              Financial Data Schedule
-------------------------------------------------------------------------------

         (b) Report on Form 8-K. One report on Form 8-K was filed by the Company on March 11, 1998, disclosing the Company's acquisition of 51% of the voting shares of As de Oros, or, 56.38% of its total common stock.

SIGNATURES

                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company that duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                         COSTA RICA INTERNATIONAL, INC.



Dated:  May 20, 1998  /s/ CALIXTO CAVES
                      ------------------------------
                            Calixto Chaves
                            Chief Executive Officer



Dated:  May 20, 1998  /s/ JORGE M. QUESADA
                      ------------------------------
                            Jorge M. Quesada
                            Chief Financial Officer



Dated:  May 20, 1998  /s/ MONICA CHAVES
                      ------------------------------
                            Monica Chaves
                            Secretary

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------

10.1                 Note Purchase Agreement

10.2                 Stock Purchase Agreement

27                   Financial Data Schedule