Form 10-Q/A
period 1998-03-31
COSTA RICA INTERNATIONAL INC
filed 1998-06-08
CIK 789881

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

                  Consolidated Condensed Statements of Cash Flows For the six months ended March 31, 1998 and 1997

                  Notes to Consolidated Condensed Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. OTHER INFORMATION

         Item 2.  Changes in Securities

         Item 6.  Exhibits and reports on Form 8-K

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

                                                      COSTA RICA INTERNATIONAL
                                            CONSOLIDATED CCONDENSED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                     MARCH 31, 1998   MARCH  31, 1997   MARCH 31, 1998   MARCH 31, 1997
                                     --------------   ---------------   --------------   --------------
Net sales                             $22,607,527        $15,704,188       $43,433,554     $32,643,629
Cost of sales                          17,082,899         11,788,398        32,692,997      24,496,065
                                      -----------        -----------       -----------     -----------
                                        5,524,628          3,915,790        10,740,557       8,147,564
                                      -----------        -----------       -----------     -----------

Operating expenses
 Selling                                2,453,376          1,628,158         4,312,787       3,229,461
 General and administrative             1,772,183          1,399,574         3,239,176       2,701,950
 Goodwill amortization                     22,094                  -            22,094               -
                                      -----------        -----------       -----------     -----------
 Total operating expenses               4,247,653          3,027,732         7,574,057       5,931,411
                                      -----------        -----------       -----------     -----------

Operating Income                        1,276,975            888,058         3,166,500       2,216,153


Interest expense                          549,813            556,468         1,297,015       1,104,240
Interest income                          (181,081)          (238,587)         (423,840)       (457,618)
Exchange losses(gains)-net                218,948             21,166           267,711          59,522
Miscellaneous-net                        (421,096)          (165,160)         (490,261)       (231,777)
                                      -----------        -----------       -----------     -----------
  Other expenses, net                     166,584            173,887           650,625         474,367
Income before income taxes and
  minority interest                     1,110,391            714,171         2,515,875       1,741,786
Income taxes                              160,040             96,852           408,236         237,512
                                      -----------        -----------       -----------     -----------

Income before minority interest           950,351            617,319         2,107,639       1,504,274



Minority interest                         434,709            304,216           931,305         682,044
                                      -----------        -----------       -----------     -----------
Net income                            $   515,642        $   313,103       $ 1,176,334     $   822,230
Preferred Stock Dividend                   37,295             57,051            72,664         133,682
                                      -----------        -----------       -----------     -----------
Net income applicable to
  common stock                            478,347            256,052         1,103,670         688,548
                                      ===========        ===========       ===========     ===========




BASIC EPS(5)
 Weighted average number of
   common shares outstanding           20,625,082         19,809,396        20,217,239      19,742,729


 Earnings per share                         0.023              0.013             0.055           0.035
                                      ===========        ===========       ===========     ===========

DILUTED EPS(5)


 Increment shares from
  assumed conversions of Warrants          77,867            180,994            73,664         177,742
                                      -----------        -----------       -----------     -----------
 Adjusted Weighted average shares      20,702,949         19,990,390        20,290,903      19,920,471


Diluted earnings per share                  0.023              0.013             0.054           0.035
                                      ===========        ===========       ===========     ===========


     See accompanying notes to consolidated condensed financial statements.

                          COSTA RICA INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                          1998         1997
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES


  Net Income                                          $ 1,176,334   $   822,230
  Adjustments to reconcile net income to
  net cash provided by operation activities,
  net of effect of acquisition of a subsidiary
  (As de Oros)
    Depreciation and amortization                         870,708       706,041
    Allowance for doubtful accounts                        91,500        47,051
    Allowance for production poultry                      558,053       482,473
    Amortization of goodwill                               22,094             -
    Gain on sale of productive assets                     (62,662)      (60,300)
    Deferred income tax benefit                           (17,473)            -
    Minority interest net income                          931,305       682,044
  Cash provided by (used for) changes in:
      Notes and accounts recievable                    (1,373,591)   (3,288,398)
      Due from related party                           (1,672,343)     (374,914)
      Inventories                                      (1,886,145)     (720,609)
      Prepaid expenses                                    577,238      (109,863)
      Accounts payable                                    445,061       393,098
      Accrued Expenses                                   (408,118)      126,779
      Long term receivable - trade                         33,216       (71,054)
                                                      -----------   -----------
NET CASH USED FOR OPERATING ACTIVITIES                   (714,823)   (1,365,422)
                                                      -----------   -----------
CASH FLOW FROM INVESTING ACTIVITES:
  Short-term investment                                   914,191    (1,762,328)
  Initial cash balance from subsidiary acquired         1,147,472             -
  Increase in long term investment                       (245,000)     (125,622)
  Additions to property, plant and equipment             (982,067)     (404,732)
  Proceeds from sale of productive assets                 270,202        60,300
  Other assets                                           (631,767)     (195,902)
                                                      -----------   -----------
NET CASH PROVIED BY (USED FOR) INVESTING ACTIVITIES       473,031    (2,428,284)
                                                      -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Short-term financing increase (decrease)
    in notes payable                                   (4,027,084)    1,495,144
  Cash dividends - RICA                                   (43,168)      (79,578)
  Cash dividends - Minority interest                      (29,497)      (54,104)
  Long term financing:
      New loans                                         9,799,254        18,307
      Payments                                         (3,644,343)     (556,899)
  Issuance of common stock                                                5,000
  Due to related party                                    (35,999)   (1,271,542)
  Due from shareholders                                  (211,757)            -
                                                      -----------   -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES    1,807,406      (443,672)
                                                      -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                 184,082      (155,166)


  Net Increase (Decrease) in Cash                       1,749,696    (4,392,544)

  Cash Balance at beginning of period                   1,388,290     5,129,312
                                                      -----------   -----------
  Cash Balance at endof period                        $ 3,137,986   $   736,768
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for the period for
    Interest                                          $ 1,047,320   $ 1,126,744
                                                      ===========   ===========
    Income Taxes                                      $    64,354   $    55,172
                                                      ===========   ===========

     See accompanying notes to consolidated condensed financial statements.

                         COSTA RICA INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Accounting Policies


Management is responsible for preparing Costa Rica International, Inc.'s ("the Company") financial statements and related information that appears in this report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with Generally Accepted Accounting Principles in the United States.

Management has included in the Company's financial statements, amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company's authorization and are properly recorded and reported on the financial statements and that assets are adequately safeguarded.


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

2. Inventories

Inventories are stated at the lower of market cost and are determined using the weighted-average method, except for inventories in transit which are valued at specific cost. Inventories are as follows:


                                                    MARCH 31,1998  SEP 30, 1997
                                                    -------------  ------------
Finished products                                     $ 1,688,716  $  686,423
Poultry                                                 2,542,484   2,269,993
Production poultry                                      4,018,067   1,708,071
Materials and Supplies                                  1,755,057   1,134,115
Raw materials                                           2,342,412   1,639,527
In transit                                              1,296,736     131,188
                                                      -----------  ----------
                                                       13,643,472   7,569,317
                                                      -----------  ----------
Allowance for Renewal of production poultry              (733,586)   (463,103)
Allowance for obsolescence                                (13,585)          -
                                                      -----------  ----------
                                                      $12,896,301   7,106,214
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

Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of fully diluted earnings per share:

                                                      THREE MONTHS ENDED                             SIX MONTHS ENDED
                                              -----------------------------------        ------------------------------------
                                              MARCH 31, 1998       MARCH 31, 1997        MARCH 31, 1998        MARCH 31, 1997
                                              --------------       --------------        --------------        --------------

Weighted average number of common shares
 used in basic EPS                              20,625,082           19,809,396             20,217239             19,742,729
Effect of dilutive securities:
   Warrants                                         77,867              180,994                73,664                177,742


Weighted average number of common shares
 and dilutive warrants used
 in diluted EPS                                 20,702,949           19,990,390            20,290,903             19,920,471


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


DEVELOPING SOFTWARE FOR INTERNAL USE. In March 1998, the AICPA, issued SOP 98-1. This SOP established accounting standards when a company is developing or obtaining software which is for internal-use purposes. Management of the Company does not expect that adoption of SFAS No.131 will have a material impact on the Company's financial position, results of operations or liquidity.


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


The following table presents certain items as a percentage of net sales for the period indicated:

                         COSTA RICA INTERNATIONAL, INC.
                               THREE MONTHS ENDED
                                (With As de Oros)


                         MARCH 31, 1998    MARCH 31, 1997  INCREASE/(DECREASE)
                         --------------    --------------  -------------------
Net Sales                    100%             100%
Cost of Sales               75.55%           75.07%              0.48%
Gross Profit                24.45%           24.93%             -0.48%
Sales Expenses              10.85%           10.37%              0.57%
General and Adm.             8.03%            8.91%             -0.85%
Net income before
minority interest            4.10%            3.93%              0.26%

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


                         COSTA RICA INTERNATIONAL, INC.
                               THREE MONTHS ENDED


--------------------------------------------------------------------------
SEGMENT              MAR 31,1998      MAR 31,1997    % INCREASE/(DECREASE)
--------------------------------------------------------------------------
Broiler Chicken      $12,377,771       10,054,398          23.11%
By- Products           2,234,050        1,761,756          26.81%
Animal Feed            1,459,810        1,511,738          -3.44%
Exports                  597,282          503,014          18.74%
Others                 2,288,060        1,873,282          22.14%
--------------------------------------------------------------------------
Total                $18,956,973      $15,704,188          20.71%
--------------------------------------------------------------------------



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

                                   COSTA RICA INTERNATIONAL, INC.
                                         THREE MONTHS ENDED


                        ------------------------------------------------------
SEGMENT                 MARCH 31, 1998   MARCH 31, 1997    INCREASE/(DECREASE)
                        ------------------------------------------------------
Animal feed                     21.84%       21.84%              0.00%
Chicken By Products             42.44%       18.18%             24.26%
Exports                         32.19%       28.53%              3.66%
Others                           4.08%       -0.33%              4.42%
Restaurants                     54.16%         --                 100%
Broiler Chicken                 23.49%       28.15%             -4.66%
                        -------------------------------------------------------


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


          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1998
                 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1997

Total net sales for the six months ended March 31, 1998 increased 33.05% when compared to the same period in fiscal year 1997. The following tables present information related to the Company's operation. For purpose of comparison this table does not include the recently acquired subsidiary, As de Oros:

                         COSTA RICA INTERNATIONAL, INC.
                                SIX MONTHS ENDED


                       MARCH 31, 1998   MARCH 31, 1997     % INCREASE
                       --------------  ---------------     ----------
Net Sales                $39,783,001        32,643,629           21.87%
Operational Profit         2,976,709         2,216,153           34.32%




                         COSTA RICA INTERNATIONAL, INC.,
                                (With As de Oros)
                                SIX MONTHS ENDED


                          MARCH 31, 1998   MARCH 31, 1997     % INCREASE
                          --------------   --------------     ----------
Net Sales                  $43,433,554        32,643,629         33.05%
Operational Profit
                             3,144,406         2,216,153         41.88%



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


                         COSTA RICA INTERNATIONAL, INC.
                                SIX MONTHS ENDED
--------------------------------------------------------------
SEGMENT              MARCH 31,1998   MARCH 31, 1997 % INCREASE
--------------------------------------------------------------
Broiler Chicken         26,782,395       20,899,650     28.15%
By- Products             4,928,035        3,662,087     34.57%
Animal Feed              4,749,436        3,142,387     51.14%
Exports                  1,129,064        1,045,593      7.98%
Restaurants                729,762                0       100%
Others                   5,114,862        3,893,912     31.36%
--------------------------------------------------------------
Total                  $43,433,554      $32,643,629     33.05%
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

The following table displays the Company's sales distribution, for the six months ended March 31, 1998 and 1997:

                         COSTA RICA INTERNATIONAL, INC.
                               SALES DISTRIBUTION
                                SIX MONTHS ENDED


--------------------------------------------------------------------------------
SEGMENT           MARCH 31, 1998      MARCH 31,1997  NET INCREASE/(DECREASE)
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


Gross profit:


Gross profit for the six months ended March 31, 1998 and 1997 was $10,740,557 and $8,147,564, respectively, an increase of $2,592,994 or 31.86%. As a percentage of net sales, gross profit was 24.73% and 24.96%, respectively for the first half of fiscal year 1998 and 1997, due to the issues discussed above. The following table shows gross profit for each segment for the six months ended March 31, 1998 and 1997:


                         COSTA RICA INTERNATIONAL, INC.
                                SIX MONTHS ENDED


--------------------------------------------------------------------------
SEGMENT               MAR 31, 1998         MAR 31, 1997     INCREASE/(DECREASE)
--------------------------------------------------------------------------
Animal feed                     21.23%        15.62%                5.61%
Chicken By Products             45.97%        38.26%                7.71%
Exports                         30.22%        28.07%                2.15%
Others                           4.76%        3.42%                 1.34%
Broiler Chicken                 24.22%        27.89%               -3.67%
Restaurants                     54.12%          --                -54.12%
--------------------------------------------------------------------------
GROSS PROFIT                    24.73%        24.96%               -0.23%
--------------------------------------------------------------------------



General and administrative expenses:


General and administrative expenses increased 19.88% for the six months ended March 31, 1998 compared to the same period of fiscal year 1997. As a percentage of net sales, this item decreased from 8.28% during the first half of fiscal year 1997 to 7.46% during the same period in fiscal year 1998.

Sales expenses:


Sales expenses increased by $1,083,326 or 33.54% during the first half of fiscal year 1998, compared with the same period of fiscal year 1997. As a percentage of net sales, sales expenses increased from 9.89% during the first half of fiscal year 1997 to 9.93% during the same period of fiscal year 1998.


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

                    AS OF MARCH 31, 1998           AS OF SEPTEMBER 30, 1997
                    -------------------------------------------------------
Working Capital           $8,426,295                         ($2,288,838)
Current Ratio                   1.44                                0.88
---------------------------------------------------------------------------

Future amortization payments of this private placement, are as follows:


                        YEAR                   AMORTIZATION
                        ----                   ------------
                  January 15, 2001             $  4,000,000
                  January 15, 2002                4,000,000
                  January 15, 2003                4,000,000
                  January 15, 2004                4,000,000
                  January 15, 2005                4,000,000




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