Form 10-Q
period 1998-06-30
RICA FOODS INC
filed 1998-08-14
CIK 789881

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

Commission File No. 0-18222

                                RICA FOODS, INC.
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

                         Costa Rica International, Inc.
                         ------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the Company (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No ___

The number of shares outstanding of Company's common stock, par value $0.001 per share, as of August 14, 1998 was 22,256,454 shares.

                        RICA FOODS, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1.  Financial Statements
         Consolidated Condensed Balance Sheets as of June
           30, 1998 (Unaudited) and September 30, 1997 . .                     3
         Consolidated Condensed Statements of Income
           (Unaudited).  . . . . . . . . . . . . . . . . .                     5
         Consolidated Condensed Statements of Cash Flows
           (Unaudited).  . . . . . . . . . . . . . . . . .                     7
         Notes to Consolidated Condensed Financial Statements
           (Unaudited).  . . . . . . . . . . . . . . . . .                     9
ITEM 2.  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations.  . . . . . .                    15

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings. . . . . . . . . . . . . . . .                     24
ITEM 2.  Changes in Securities and Use of Proceeds. . . .                     24
ITEM 4.  Submission of Matters to a Vote of Security
           Holders .  . . . . . . . . . . . . . . . . . .                     24
ITEM 5.  Other Information  . . . . . . . . . . . . . . .                     24
ITEM 6.  Exhibits and Reports of Form 8-K.  . . . . . . .                     25

                        RICA FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND SEPTEMBER 30, 1997

                                                                  UNAUDITED                 AUDITED
                                                                   JUNE 30,              SEPTEMBER 30,
                                                                    1998                      1997
                                                                -------------               --------
                           ASSETS

Current Assets
   Cash and cash equivalents                                    $   3,143,692          $    1,388,290
   Short-term investments                                             300,188               1,935,671
   Notes and accounts receivable, net                               9,069,736               5,818,760
   Due from related parties                                         1,623,259                  76,243
   Inventories, net                                                13,205,171               7,106,214
   Prepaid expenses                                                   489,290                 130,088
                                                                -------------          --------------

   Total Current Assets                                            27,831,336              16,455,266
                                                                -------------          --------------

Long-term notes receivable, trade                                     130,069                 176,520
Property, plant and equipment, net                                 26,252,137              14,350,427
Long-term investment                                                4,076,517               4,385,197
Other assets                                                        2,346,561               1,187,128
Goodwill, net                                                       2,675,714                       -
                                                                -------------          --------------
   Total Assets                                                 $  63,312,334          $   36,554,538
                                                                =============          ==============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Notes payable                                                $   7,026,328          $   10,126,947
   Due to related party                                             1,152,935                  36,870
   Current installments of long-
     term debt                                                        923,308               1,251,127
   Accounts payable                                                 9,224,239               5,191,923
   Accrued expenses                                                 3,192,608               2,137,237
                                                                -------------          --------------
   Total Current Liabilities                                       21,519,418              18,744,104
                                                                -------------          --------------

Long-term debt, excluding current
   installments                                                    22,807,870               5,252,149
Due to stockholders                                                    19,047                  20,489
Deferred tax liability                                              2,026,824                       -
                                                                -------------          --------------
   Total Liabilities                                               46,373,159              24,016,742
                                                                -------------          --------------

Minority Interest                                                   6,542,686               5,248,362

Stockholders' Equity
   Common stock                                                        22,257                  19,810
   Preferred stock                                                  3,323,366               2,216,072
   Additional paid-in capital                                      11,972,556               9,375,002
   Foreign currency translation adjustment                        (5,492,525)             (4,675,549)

                        RICA FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                  (CONTINUED)
                                            UNAUDITED                AUDITED
                                             JUNE 30,              SEPTEMBER 30,
                                              1998                     1997
                                          -------------              --------

   Retained earnings                          3,127,609              2,122,542
                                       ----------------        ---------------
                                             12,953,263              9,057,877
Less:
   Due from stockholders                        (15,783)              (920,476)
   Treasury stock, at cost                   (2,540,991)              (847,967)
                                       ----------------        ---------------
Total Stockholders' Equity                   10,396,489              7,289,434
                                       ----------------        ---------------
Total Liabilities and
   Stockholders' Equity                $     63,312,334        $    36,554,538
                                       ================        ===============


See accompanying notes to consolidated condensed financial statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    UNAUDITED

                                                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                                             JUNE 30, 1998          JUNE 30,1997          JUNE 30, 1998          JUNE 30,1997
                                             -------------          ------------          -------------          ------------
Net sales                                     $ 30,151,295           $18,676,348            $73,584,850           $51,319,978
Cost of sales                                   22,564,801            14,229,212             55,257,799            38,725,278
                                              ------------           -----------            -----------           -----------
    Gross profit                                 7,586,494             4,447,136             18,327,051            12,594,700
                                              ------------           -----------            -----------           -----------

Operating expenses
    Selling                                      3,725,773             1,741,429              8,038,560             4,970,890
    General and administrative                   2,407,188             1,465,170              5,644,648             4,162,119
    Goodwill amortization                          144,742                     -                190,647                     -
                                              ------------           -----------            -----------           -----------
    Total operating expenses                     6,277,703             3,206,599             13,873,855             9,133,009
                                              ------------           -----------            -----------           -----------

Operating income                                 1,308,791             1,240,537              4,453,196             3,461,691

Interest expense                                   896,835               603,455              2,078,607             1,707,695
Interest income                                   (140,930)             (194,926)              (449,528)             (652,545)
Exchange losses, net                               549,782                98,756                817,493               158,278
Miscellaneous, net                                (420,730)              (72,776)              (910,990)             (304,553)
                                              ------------           -----------            -----------           -----------
    Other expenses, net                            884,957               434,509              1,535,582               908,875
Income before income taxes and
    minority interest                              423,834               806,028              2,917,614             2,552,816
Provision for income taxes                           6,224               117,421                414,460               354,934
                                              ------------           -----------            -----------           -----------
Income before minority interest                    417,610               688,607              2,503,154             2,197,882

Minority interest                                  447,702               349,406              1,379,008             1,031,450
                                              ------------           -----------            -----------           -----------
 Net income (loss)                                 (30,092)              339,201              1,124,146             1,166,432
Preferred stock dividend                           128,857               104,576                201,521               229,470
Net income (loss) applicable to

                        RICA FOODS, INC AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    UNAUDITED
                                   (CONTINUED)

                                                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                                             JUNE 30, 1998          JUNE 30,1997          JUNE 30, 1998          JUNE 30,1997
                                             -------------          ------------          -------------          ------------
     Common stock                            $    (158,949)         $    234,625          $     922,625          $    936,962
                                             =============          ============          =============          ============

    Basic earnings (loss)  per share              $  (0.01)             $   0.01            $      0.04              $   0.01
                                                  --------              --------            -----------              --------
    Basic weighted average shares               22,256,454            19,809,396             20,896,977            19,764,952
    Diluted earnings (loss) per share             $  (0.01)             $   0.01            $      0.04              $   0.01
                                                  --------              --------            -----------              --------

    Adjusted weighted average shares            22,369,372            19,909,657             20,983,726            19,916,867



See accompanying notes to consolidated condensed financial statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                    UNAUDITED

                                                                      NINE MONTHS ENDED JUNE 30,
                                                                      --------------------------
                                                                      1998                  1997
                                                                      ====                  ====
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                   $ 1,124,148           $ 1,166,432
     Adjustments to reconcile net income
     to net cash provided by (used for)
     operating activities
         Depreciation and amortization                              1,551,966             1,028,786
         Allowance for doubtful accounts                              128,285               112,220
         Allowance for production poultry                             896,720               981,012
         Amortization of goodwill                                     190,646                     -
         Gain on sale of productive assets                             12,666               (82,364)
         Deferred income tax benefit                                  (69,890)                    -
         Minority interest net income                               1,379,008             1,031,450
     Cash provided by (used for) changes in:
            Notes and accounts receivable                          (1,187,082)           (2,427,991)
            Due from related party                                 (1,682,364)             (585,147)
            Inventories                                            (2,867,498)           (2,464,209)
            Prepaid expenses                                          733,649              (149,552)
            Accounts payable                                          780,754             1,699,514
            Accrued expenses                                          640,285               203,389
            Long-term receivable, trade                                49,189               (40,181)
                                                                  -----------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,680,482               473,359
                                                                  -----------           -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Short-term investments                                         1,554,092            (1,813,601)
     Initial cash balance from subsidiary acquired                  1,147,472                     -
     Increase in long-term investment                              (1,339,368)             (159,190)
     Additions to property, plant and equipment                    (2,434,615)           (1,284,649)
     Proceeds from sale of productive assets                          304,755                93,324
     Other assets                                                    (908,087)             (254,751)
                                                                  -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                              (1,675,751)           (3,418,867)
                                                                  -----------           -----------

                        RICA FOODS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                    UNAUDITED
                                   (CONTINUED)

                                                                NINE MONTHS ENDED JUNE 30,
                                                                --------------------------
                                                                1998                  1997
                                                                ====                  ====
CASH FLOW FROM FINANCING ACTIVITIES:
     Short-term financing increase
     (decrease) in notes payable                             (3,851,015)            1,971,531
     Preferred cash dividends                                  (201,521)             (283,954)
     Long-term financing:
         New loans                                            8,844,647             2,263,082
         Payments                                            (3,827,810)             (886,443)
     Issuance of common stock                                         -                 5,000
     Due to related party                                     1,133,836            (3,757,272)
     Due from shareholders                                     (739,492)                    -
                                                            -----------           -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          1,358,645              (688,056)
                                                            -----------           -----------

EFFECT OF EXCHANGE RATE CHANGES
     ON CASH                                                    392,026              (290,972)

     Net increase (decrease) in cash                          1,755,402            (3,924,536)
     Cash balance at beginning of period                      1,388,290             5,129,312
                                                            ---------------------------------
     Cash balance at end of period                          $ 3,143,692           $ 1,204,776
                                                            =================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for the period for:
         Interest                                           $ 1,093,702           $ 1,746,747
                                                            =================================
         Income taxes                                       $   127,643           $   108,825
                                                            =================================


See accompanying notes to consolidated condensed financial statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    General

Management is responsible for preparing Rica Foods, Inc. F/K/A Costa Rica International, Inc. and subsidiaries (the "Company") financial statements and related information that appear in this Form 10-Q report. Management believes that the financial statements reflect fairly the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles in the United States. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. In the opinion of Management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of the nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1998. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although Management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10KSB for the fiscal year ended September 30, 1997, as amended on May 8, 1998 on Form 10-KSB-A .

2.    Inventories

Inventories are stated at the lower of market or cost, and are determined using the weighted-average method, except for inventories in transit which are valued at specific cost. Inventories are as follows:


                                                     JUNE 30,    SEPTEMBER 30,
                                                       1998           1997
                                                    ------------     --------
Finished products                                  $ 2,663,075    $  686,423
Poultry                                              2,594,316     2,269,993
Production poultry                                   3,329,119     1,708,071
Materials and supplies                               1,732,681     1,134,115
Raw materials                                        1,670,039     1,639,527
In transit                                           1,946,298       131,188
                                                   -----------    ----------
                                                   $13,935,528    $7,569,317
                                                   -----------    ----------
Allowance for renewal of production
  poultry                                             (709,331)     (463,103)
Allowance for obsolescence                             (21,026)            -
                                                   -----------    ----------
       TOTAL                                       $13,205,171    $7,106,214
                                                   ===========    ==========

3.    Short-term Notes Payable

Short-term Notes payable consist of the following:

                                       JUNE 30,         SEPTEMBER 30,
                                         1998               1997
                                     ------------       ------------
Loans payable                        $ 4,545,234        $  6,188,036
Bank overdrafts                          853,841             371,193
Commercial paper                       1,438,174           3,562,721
Other                                    189,079               4,997
                                     -----------        ------------
     TOTAL                           $ 7,026,328        $ 10,126,947
                                     ===========        ============

4.    Long-term Debt

Long-term debt is as follows:

                                              JUNE 30,           SEPTEMBER 30,
                                               1998                 1997
                                           ------------          -----------

Bank loans                                 $ 22,394,775          $ 5,395,152
Commercial paper-unsecured                       43,410               46,698
Other                                         1,292,993            1,061,426
                                           ------------          -----------
  Total long-term debt                       23,731,178            6,503,276

Less: current installments                      923,308            1,251,127
                                           ------------          -----------
     TOTAL                                 $ 22,807,870          $ 5,252,149
                                           ============          ===========


The Company completed a private placement (the "Private Placement") of US $20 million in notes payable bearing an annual interest rate of 11.71%, comprised of US $8 million in Series A Senior Notes and US $12 million in Series B Senior Notes, all due upon maturity on January 15, 2005. The Private Placement includes the following terms, among others:

- The Series "A" Senior Notes and the Series "B" Senior Notes (collectively, the "Notes") shall be payable annually in five consecutive principal installments amounting to US $4,000,000 each beginning on January 15, 2001. The Notes have a two-year grace period.

- The Company has covenanted that there will be no significant organizational changes and that the Company will comply with all federal and local laws and regulations.

- Financial and business information for the Company and its subsidiaries will be remitted periodically, as stipulated in the agreement.

- The Company is committed to comply with several financial and operational covenants, and to review the relevant terms included in the agreement to prevent the existence of a default or event of default.

5.    Earnings per Share

Earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding warrants using the treasury stock method according to Statement of Financial Accounting Standard ("SFAS") No.128: Earnings per Share. Earnings per share pertaining to 1997 results of operations, have been restated to comply with this standard.

Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of fully diluted earnings per share:

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           JUNE 30,                               JUNE 30,
                                                ------------------------------         ----------------------------
                                                    1998               1997               1998               1997
                                                    ----               ----               ----               ----
  Weighted average number of common shares
    used in basic earnings per share             22,256,454         19,809,396         20,896,977         19,764,952
  Effect of dilutive securities
  Warrants                                          112,918            100,261             86,749            151,915
                                                 ----------         ----------         ----------         ----------
  Weighted average number of common shares
    used in diluted earnings per share           22,369,372         19,909,657         20,983,726         19,916,867


6.    Acquisition of Corporacion As de Oros S.A.

On February, 26, 1998, the Company acquired 56.38% of the outstanding common shares of Corporacion As de Oros, S.A. and subsidiaries ("As de Oros") in a business combination accounted for under the purchase method. The excess of purchase price over the fair market value of the net assets acquired ("goodwill") is being amortized on the straight line basis over a five year-period.

7.    New Accounting Pronouncements

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, Disclosure About Capital Structure, which requires companies to present additional information about securities, preferred stock, and redeemable stock and is effective for fiscal years ending after December 15, 1997.

REPORTING COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income.

      SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that adoption of SFAS No. 130 will result primarily in including the difference between net income and the annual changes in cumulative translation adjustment in the statement of comprehensive income.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public businesses report certain information in the financial statements about their products, services, geographic areas in which they operate, and their major customers, related to the operating segments of a company. The statement is effective for fiscal years beginning after December 15, 1997. Management does not expect that adoption of SFAS No. 131 will have a material impact on the Company's financial position, results of operations or liquidity.

DEVELOPING SOFTWARE FOR INTERNAL USE. In April 1998, the American Institute of Certified Public Accountants ("AICPA"), issued SOP 98-1, This SOP established accounting standards when a company is developing or obtaining software which is for internal-use purposes, and is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect that adoption of SOP 98-1 will have a material impact on the Company's financial position, results of operations or liquidity.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES. In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. Management of the Company has not yet quantified the impact of adopting SFAS No. 133.

8.    Pro Forma Financial Information

Following is pro forma financial information which presents results of operations for the year ended September 30, 1997, and the nine months ended June 30, 1998, as if the acquisition of As de Oros, had taken place on October 1, 1996:


                                                            NINE MONTHS ENDED             YEAR ENDED
                                                              JUNE 30, 1998           SEPTEMBER 30, 1997
                                                              -------------           ------------------
Revenues                                                       $112,701,401               116,613,665
Income (loss) before extraordinary items                          1,317,255                (2,839,628)
Net Income                                                        1,317,255                (2,839,628)
Basic earnings per share
    Weighted average of common shares outstanding                20,896,977                19,776,063
    Earnings (loss) per share                                  $        .06              $      (0.14)
                                                               ============              ============
Diluted earnings per share
    Incremental shares from assumed
      conversions of warrants                                        86,749                   141,163
    Adjusted weighted average shares                             20,983,726                19,917,226
    Diluted earnings (loss) per share                          $        .06              $      (0.14)
                                                               ============              ============


9.    Employee Benefit Plan

On April 14, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, 600,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), are reserved for issuance upon exercise of options. The Plan is designed to serve as an incentive for retaining and attracting qualified persons and/or entities that provide services. As of August 14, 1998, the Company had not issued any options under the Plan.

10.    Reclassifications

Certain prior period balances have been reclassified to conform to the June 30, 1998 presentation.

11.    Litigation

The Company, Pipasa and As de Oros are litigating several lawsuits that are in their early stages of development. Management intends to defend these actions vigorously. Based on information available to the Company at this time, although the ultimate outcome of these matters cannot be predicted, Management believes that an adverse outcome on any or all of the lawsuits would not have a material adverse affect on the financial condition of the Company.

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's report on form 10-KSB for the fiscal year ended September 30, 1997, as amended on May 8, 1998 on Form 10-KSB/A.

The most significant events occurring during the nine months ended June 30, 1998 were: (i) the refinancing of part of the Company's subsidiaries' short-term debt, with the Private Placement of an aggregate of US $20 million of the Company's 11.71% Series A Senior Notes and Series B Senior Notes, both due January 15, 2005, placed by Citicorp Securities Inc., and (ii) the acquisition of a new subsidiary, Corporacion As de Oros, S.A. and subsidiaries ("As de Oros"), a poultry and animal feed producer with a significant market share of domestic and commercial animal feed among the Costa Rican market. The Company reached an agreement ("Stock Purchase Agreement") to acquire 56.38% of the total outstanding common stock of As de Oros and its wholly owned subsidiaries, Restaurantes As, S.A. and Corasa Estudiantes S.A., from Comercial Angui, S.A., a Costa Rican privately-owned company and the majority shareholder of As de Oros, for $2.4 million in cash upon the maturity of a promissory note due January 2000 and 2,447,058 shares of Company common stock then valued at approximately $2.6 million.

As de Oros is the second largest poultry producer in Costa Rica, with total annual sales of approximately $48.45 million and assets amounting to $17 million.

Prior to the acquisition of As de Oros, there were transactions between Corporacion Pipasa S.A. ("Pipasa"), a 59.56% owned subsidiary and As de Oros consisting of sales of raw materials, and finished products. These transactions have been eliminated for consolidation purposes.

            RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,
              1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,1997

The Company incurred a net loss of $0.01 per share during the three months ended June 30, 1998. Gross profit increased from 23.81% during the three months ended June 30, 1997 to 25.16% during the same period of fiscal 1998. Operating profit as a percentage of net sales decreased, primarily due to higher general, selling and administrative expenses.

The following table presents the Company's consolidated operating results as a percentage of net sales:

                        RICA FOODS, INC. AND SUBSIDIARIES

                                             THREE MONTHS ENDED    THREE MONTHS ENDED            INCREASE
                                               JUNE 30, 1998          JUNE 30, 1997             (DECREASE)
----------------------------------------------------------------------------------------------------------------
Net sales                                           100%                   100%
----------------------------------------------------------------------------------------------------------------
Cost of products sold                              74.84%                 76.19%                 (1.35%)
Selling, general and
 administrative expenses                           20.82%                 17.17%                  3.65%
Operating profit                                    4.34%                 6.64%                  (2.30%)
Interest expense                                    2.97%                 3.23%                  (0.26%)
Income before taxes                                 1.41%                 4.32%                  (2.91%)
Provision for income taxes                          0.02%                 0.63%                  (0.61%)
Net income                                         (0.10%)                1.82%                  (1.92%)
----------------------------------------------------------------------------------------------------------------


NET SALES:

Net sales for the quarters ended June 30, 1998 and 1997 were approximately $30.15 million and $18.76 million, respectively, an increase of $11.47 million or 61.44%. This increase is due mainly to the incorporation of sales of the recently acquired subsidiary, As de Oros. Volume increased in the broiler and export segments, along with price increase in the remaining segments. Sales of each subsidiary is detailed below:

                        RICA FOODS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                    THREE MONTHS ENDED JUNE 30,
                                  -------------------------------    % INCREASE
                                   1998                    1997      (DECREASE)
-------------------------------------------------------------------------------
Pipasa                            $19,323                 18,676        4.27%
As de Oros                         10,828                     --          --
-------------------------------------------------------------------------------
     Total                        $30,151                 18,676       61.44%
-------------------------------------------------------------------------------


Animal Feed: Sales of animal feed increased $4.02 million or 204% during the three months ended June 30, 1998 compared to the same period of fiscal 1997. This increase in sales was due to the incorporation of sales of As de Oros, whose core business is animal feed, offset by a volume decrease in Pipasa. This volume reduction was mainly due to new credit policies in the animal feed segment. The Company restricted sales to improve its collection period.

By - products: Sales of chicken by-products increased 2.68% during the three months ended June 30, 1998. Pipasa's sales decreased 14.59% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. During the months of May and June of 1997 Pipasa held a strong promotional campaign that increased volume. Management has scheduled other annual promotions towards the end of fiscal 1998.

Exports: Exports increased 6.03% during the three months ended June 30, 1998 compared to the same period in fiscal 1997. This is due to an 8.73% price increase offset by a 2.70% reduction in volume. The Company had extraordinary exports to Honduras during the months of January to July of 1997, which explains the decrease in volume in fiscal 1998. Nevertheless, the introduction of the Company's exports to El Salvador has strengthened sales. Management intends to continue emphasizing exports to Central America, with both its traditional export products and those from As de Oros.

Broiler Chicken: Broiler chicken sales of $16.33 million represent a 41.48% increase above broiler sales for the three months ended June 30, 1997. This increase is due to a 38.09% volume increase and a 3.39% price increase.

Restaurants: The newly acquired restaurant segment had sales of $2.09 million during the three months ended June 30, 1998.

Others: Sales of others, which include animal feed and baby chicks to integrated producers and commercial eggs, raw materials and baby chicks to third parties, increased 20.81% for the three months ended June 30, 1998 compared to the same period of fiscal year 1997.

The following table presents consolidated sales increases (decreases) by business segment, for the three months ended June 30, 1998:

                                       RICA FOODS, INC. AND SUBSIDIARIES
                                           (IN THOUSANDS OF DOLLARS)

                                       THREE MONTHS ENDED
                   ------------------------------------------------
                           JUNE 30, 1998              JUNE 30, 1997       INCREASE         INCREASE
                   ------------------------------     -------------      (DECREASE)       (DECREASE)
 SEGMENT           PIPASA    AS DE OROS     TOTAL         PIPASA           PIPASA        CONSOLIDATED
------------------------------------------------------------------------------------------------------
 Animal feed          1,510        4,481      5,991            1,968      (23.26%)        204.46%
 By-products          1,877          380      2,257            2,198      (14.59)           2.68
 Exports                791            -        791              746        6.03            6.03
 Broiler             12,558        3,777     16,335           11,546        8.77           41.48
 Restaurants              -        2,096      2,096                -      100.00          100.00
 Other                2,587           94      2,681            2,219       16.56           20.81
                 ---------------------------------------------------------------------------------------
 TOTAL               19,323       10,828     30,151           18,676        3.46%          61.44%
                 =======================================================================================

Cost of Sales: Cost of sales amounted to $22.56 and $14.22 million for the quarters ended June 30, 1998 and 1997, respectively, an increase of 58.58%. This increase in cost of sales was primarily attributable to volume increases arising partly as a result of the acquisition of As de Oros and to certain other factors, such as lower technical yields in the reproduction, incubation and breeding division, imports of fertile eggs, offset by the effect of lower cost of raw materials, such as imported grains, and higher efficiency arising from increased volume. As a percentage of sales, cost of sales was 74.84% for the three months ended June 30, 1998 compared to 76.19% for the three months ended June 30, 1997, a net decrease of 1.35%.

During the three months ended June 30, 1998 production technical yields normalized from the negative effect of the "El Nino" weather phenomenon. High temperatures were offset by temperature regulating devices, but there were still high mortality rates due to this weather factor, combined with mortality due to pathologies. As of August 14, 1998, temperatures have decreased and the rainy season has started in Costa Rica. This is expected to improve the mortality yields and average weight of the chickens. The Company ceased to import fertile eggs and chicken parts during the quarter ended June 30, 1998 as it has met the previously uncovered demand. At this time, Management believes the Company is self-sufficient with respect to its production of fertile eggs.

Cost of sales of the restaurant segment is lower than the other segments, since the nature of this activity results in greater general, selling and administrative expenses. Cost of sales for this segment was 48.43%, which include broiler chicken and by-products.

GROSS PROFIT:
Gross profit for the three months ended June 30, 1998 and 1997 was $7.58 million and $4.44 million, respectively, an increase of $3.13 million or 70.59%. As a percentage of net sales, gross profit was 25.16% and 23.81% for the three months ended June 30, 1998 and 1997, respectively, due to the issues discussed above. The following table sets forth gross profit as a percentage of net sales of each segment for the quarters ended June 30, 1998 and 1997:

                       RICA FOODS, INC. AND SUBSIDIARIES
                                  GROSS PROFIT

                        THREE MONTHS ENDED JUNE 30,
                      ---------------------------------     INCREASE
SEGMENT                       1998          1997           (DECREASE)
                      ---------------------------------------------------
Animal feed                   22.32%        19.60%           2.73%
Chicken by- products          38.24         40.03           (1.78)
Exports                       29.90         26.25            3.65
Broiler                       23.85         25.34           (1.50)
Restaurants                   51.57          0.00           51.57
Others                         6.46          2.71            3.75
                      ---------------------------------------------------
Total Gross Profit            25.16%        23.81%           1.35%
                      ---------------------------------------------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses increased 91.26% during the three months ended June 30, 1998, compared to the three months ended June 30, 1997. As a percentage of net sales, these expenses increased from 17.17% during the three months ended June 30, 1997 to 20.34% during the same period of fiscal year 1998.

In connection with the acquisition of As de Oros, the Company recorded a charge to administrative expenses relating to amortization of goodwill and depreciation excess of fair market value over book value of fixed assets acquired, which amounted to $321,185 for the quarter ended June 30, 1998. As de Oros recorded administrative expenses of $817,293, which is equivalent to 6.98% of its net sales. Selling expenses of the restaurant segment of As de Oros consisted of 23% of total consolidated expenses. The Company also recorded administrative expenses pertaining to professional services (primarily legal fees, financial printing, auditing and other related charges). Selling expenses increased by 113% compared to the same period of fiscal year 1997.

Other income and expenses increased by $450,448 or 103% when comparing the three months ended June 30, 1998 to the same period of fiscal year 1997. This increase is due mainly to the increase of interest expense (consolidated debt), and exchange rate expense due to debt consolidation, offset by sales of assets and interest revenues.

          RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1998
                 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1997

Net income applicable to Common Stock was $922,627 and $936,962 for the nine months ended June 30, 1998 and 1997, respectively, consituting a decrease of 1.53%. The Company had net income per share of Common Stock during the nine months ended June 30, 1998 of $0.04.

The following table presents the Company's consolidated statement of operations as a percentage of net sales:

                        RICA FOODS, INC. AND SUBSIDIARIES

                                  NINE MONTHS ENDED JUNE 30,
                                  --------------------------       INCREASE
                                     1998           1997          (DECREASE)
----------------------------------------------------------------------------
Net sales                             100%           100%
----------------------------------------------------------------------------
Cost of products sold               75.09%         75.46%            (0.37%)

Selling, general and
 administrative                     18.85%         17.80%             1.05%
Operating profit                     6.05%          6.75%            (0.70%)
Interest expense                     2.82%          3.33%            (0.51%)
Income before taxes                  3.96%          4.97%            (1.01%)
Provision for income taxes           0.56%          0.69%            (0.13%)
Net income before
 minority interest                   3.40%          4.28%            (0.88%)
----------------------------------------------------------------------------

NET SALES:
Net sales generated by the Company's operations for the nine months ended June 30, 1998 and 1997 were $73.58 million and $51.31 million, respectively, an increase of $22.2 million or 43%. This increase was mainly due to volume increases in by-product, broiler, exports and the incorporation of sales of the recently acquired subsidiary As de Oros. Sales of each subsidiary is detailed as follows:

                       RICA FOODS, INC. AND SUBSIDIARIES
                           (IN THOUSANDS OF DOLLARS)

                        NINE MONTHS ENDED JUNE 30,
                        --------------------------
                            1998         1997              INCREASE
--------------------------------------------------------------------

Pipasa                    $58,770       51,320               14.52%
As de Oros                 14,815            -                 100%
--------------------------------------------------------------------
 Total                    $73,585       51,320               43.38%
--------------------------------------------------------------------

Animal Feed: Sales of animal feed increased $5.82 million or 117.90% during the nine months ended June 30, 1998, compared to the same period of fiscal 1997. This increase in sales was offset by a volume decrease in animal feed in the Company's subsidiary, Pipasa. The Company's new subsidiary, As de Oros, has its core business in the animal feed industry and, consequently, there are tonnage increases with its incorporation to the Company.

By-products: Sales of chicken by-products increased 24.56% during the nine months ended June 30, 1998 as compared to the same period of fiscal 1997. This is due to a 4.54% increase in volume combined with price increases and a higher margin sales mix of 20.06%. Sales mix is a factor of different by-products having higher or lower margins.

Exports: Exports increased 16.79% during the nine months ended June 30, 1998 compared to the same period of fiscal 1997. This increase is due to a 0.58% volume increase combined with a 16.21% price increase. The introduction of the Company's exports to El Salvador has strengthened sales. Management intends to continue emphasizing exports to Central America, with its traditional export products and with products from the recently acquired subsidiary.

Broiler: Broiler chicken sales of $43.09 million for the nine months ended June 30, 1998, represent a 31.17% increase above total broiler sales during the nine months ended June 30, 1997. This increase is due to a 32.65% increase in volume offset by a 1.48% decrease due to exchange rate variations.

Restaurant: The newly acquired restaurant segment had sales of $2.84 million during the four months ended June 30, 1998.

Others: Sales of others, which include animal feed and baby chicks to integrated producers and commercial eggs, raw materials and baby chicks to third parties, increased 27.21% during the nine months ended June 30, 1998 compared to the same period of fiscal year 1997.

The following table presents sales increase by business segment, for the nine months ended June 30, 1998:

                        RICA FOODS, INC. AND SUBSIDIARIES
                                NINE MONTHS ENDED
                            (IN THOUSANDS OF DOLLARS)

                         NINE MONTHS ENDED JUNE 30,
                  -----------------------------------------------
                                 1998                    1997              INCREASE       INCREASE
                  --------------------------------   ------------         (DECREASE)     (DECREASE)
 SEGMENT          PIPASA          AS         TOTAL       PIPASA             PIPASA      CONSOLIDATED
----------------------------------------------------------------------------------------------------
 Animal feed         $4,607     $6,157      $10,765      $4,940              (6.74%)      117.90%
 By-products          6,660        514        7,174       5,757              15.68%        24.60%
 Exports              1,920          -        1,920       1,644              16.79%        16.79%
 Broiler             37,936      5,163       43,098      32,857              15.46%        31.17%
 Restaurants              -      2,841        2,841           -                           100.00%
 Others               7,648        140        7,788       6,122              24.92%        27.21%
               ---------------------------------------------------------------------------------
 TOTAL              $58,770    $14,815      $73,585     $51,320              14.52%        43.38%
               ---------------------------------------------------------------------------------

Cost of sales: Cost of sales amounted to $55.25 million and $38.72 million during the nine months ended June 30, 1998 and 1997, respectively, an increase of 42.69%. This increase in cost of sales was due mainly to a volume increase and certain other production factors, including lower yields in reproduction hen and breeding divisions, imports of fertile eggs and chicken parts. This was offset by the effect of a lower cost of raw materials, such as imported grains, and higher efficiencies due to increased volume. As a percentage of sales, cost of sales was 75.09% for the nine months ended June 30, 1998 compared to 75.46% for the nine months ended June 30, 1997, a net decrease of 0.37%.

GROSS PROFIT:

Gross profit for the nine months ended June 30, 1998 and 1997 was $18.3 million and $12.54 million, respectively, an increase of $5.76 million or 45.51%. As a percentage of net sales, gross profit was 24.91% and 25.54%, respectively, for the first three quarters of fiscal year 1998 and 1997. The following table shows gross profit as a percentage of net sales of each segment for the nine months ended June 30, 1998 and 1997:

                        RICA FOODS, INC. AND SUBSIDIARIES
                                  GROSS PROFIT

                                 NINE MONTHS ENDED JUNE 30,
                                 --------------------------    INCREASE
SEGMENT                                1998    1997           (DECREASE)
                      ---------------------------------------------------
Animal feed                           21.90%   17.20%            4.70
Chicken by- products                  43.39%   38.95%            4.44
Exports                               30.03%   27.31%            2.72
Broiler                               23.98%   26.97%           (2.99)
Restaurants                           53.82%    0.00%            0.00
Others                                 5.32%    3.16%            2.16
                      ---------------------------------------------------
Total Gross Profit                    24.91%   24.21%            0.70
                      ---------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses increased $4.55 million or 49.82% during the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997. As a percentage of net sales, this item increased from 17.80% during the first three quarters of fiscal year 1997 to 18.85% during the same period of fiscal year 1998. Among the main factors attributing to this are: amortization of goodwill and depreciation excess of fair market value over book value of fixed assets acquired and the fact that the recently incorporated segment, restaurants, has a higher selling expense ratio over net sales, equivalent to approximately 41%, due to the nature of its business. Selling expenses in the restaurant segment are approximately $859,000.

Other income and expenses increased by $626,707 or 68.95% when comparing the nine months ended June 30, 1998 to the same period of fiscal year 1997. This increase was primarily due to an increase in interest expense and exchange rate expense due to debt consolidation, offset by asset sales. As a percentage of net sales, interest expense decreased from 3.33% to 2.82%. This decrease was mainly due to the long-term debt restructuring that took place during January and February 1998.

FINANCIAL CONDITION

Liquidity and capital resources: The Company generated cash flows from operations of $1.68 million as compared to a $473,359 during the nine months ended June 30, 1997. This increase was primarily a result of higher earnings and a smaller decrease in notes and accounts receivable, partially offset by a smaller increase in accounts payable.

The Company used $1.68 million for investing activities. The majority of these expenditures related to the acquisition of operating assets, including vehicle, fleet and plant machinery. The Company also invested in the acquisition of As de Oros. This was partially offset by the initial cash acquired from As de Oros and proceeds from sales of securities.

Financing Activities: Cash flow provided by financing activities was $1.36 million during the nine months ended June 30, 1998 as compared to $688,056 used during the same period of fiscal 1997. Decrease in short - term debt financing is due primarily to the debt restructuring. Pertaining to long - term financing, there are new loans in the amount of $8.84 million and principal payments of debt of $3.83 million.

Future principal payments of the Private Placement, are as follows:

YEAR
January 15, 2001                                         $ 4,000,000
January 15, 2002                                           4,000,000
January 15, 2003                                           4,000,000
January 15, 2004                                           4,000,000
January 15, 2005                                         $ 4,000,000

Interest is payable each six months starting July 14, 1998.

As of June 30, 1998, working capital was $6.31 million compared to a working capital deficit of $2.29 million as of September 30, 1997, for an increase of $8.60 million. The effect of the Private Placement in both subsidiaries substantially improved the Company's liquidity. The current ratios were 1.29 and
0.88 as of June 30, 1998 and September 30, 1997, respectively.

The leverage ratios as of June 30, 1998 was 2.74, compared to 1.92 as of September 30, 1997. This ratio increased due mainly to the 35.10% increase in stockholders' equity, in comparison to a 93.09% increase in total liabilities. The increase in equity primarily resulted from operating income and the issuance of stock to acquire As de Oros. The increase in liabilities is mainly the result of consolidating As de Oros' debt.

OTHER MATTERS:

ENVIRONMENTAL COMPLIANCE
The Company is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, the Company could become subject to material costs to comply with environmental laws in jurisdictions in which it does not now do business. At the present time, the Company cannot assess the potential impact of any such potential environmental regulation on cash flows, results of operations and financial condition. The Company practices sustainable environmental policies such as reforestation, processes and recycles its waste, produces organic fertilizer, and is currently improving its oxidation lagoons and sewerage treatment plants.

YEAR 2000 ISSUE
The Company has established a central committee to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. Minor areas of potential business impact have been identified and are being measured, and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties, which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) market conditions for finished products, including the supply and pricing of alternative proteins, all of which may impact the Company's pricing power; (iii) risks associated with leverage, including cost increases due to rising interest rates; (iv) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety; currency fluctuations; and
(v) the effect of, or changes in, general economic conditions.

This Management's Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of
Section 27E of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitations) statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and should and various of those words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or review any forward-looking statements based on occurrence of future events, the receipt of new information or otherwise.

Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industrial and economic conditions; cost of capital and capital requirements; shifts in customer demands; changes in the continued availability of financial amounts and at the terms necessary to support the Company's future business.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company, Pipasa and As de Oros are litigating several lawsuits that are in their early stages of development. Management intends to defend these actions vigorously. Based on information available to the Company at this time, although the ultimate outcome of these matters cannot be predicted, management believes that an adverse outcome on any or all of the lawsuits would not have a material adverse affect on the financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

The Company issued 2,447,058 common shares out of treasury to the prior owners of 56.38% of the outstanding common stock of Corporacion As de Oros S.A., pursuant to the Stock Purchase Agreement involving both companies. This issuance of Company Common Stock represented approximately 12% of total shares outstanding at the time of acquisition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

On May 29, 1998, the Company held its Annual Shareholders Meeting in Miami, and the shareholders approved the following items:

a) A Slate of seven members for the Board of Directors of the Company, including the following individuals: Calixto Chaves; Jorge M. Quesada; Luis Guinot, Jr.; Luis J. Lauredo; Federico Vargas; Alfred Smith, IV; and Jose Pablo Chaves. Results of the election are as follows: For (18,746,574), Against (35), Withheld (9,340) for all seven members.

b) The Company's Stock Option Plan, reserving 600,000 shares of Common Stock for sale upon exercise of the options granted. As of the filing date, on August 14, 1998, the Compensation Committee of the Company is evaluating the implementation of this plan. Results are as follows: For (18,699,682); Against (51,297); Witheld (4,970).

c)    The name change of the Company to Rica Foods, Inc. Results are as follows:
      For (18,721,958); Against (31,642); Withheld (2,349).

ITEM 5.   OTHER INFORMATION

On June 5, 1998, the Company amended its Articles of Incorporation by filing Articles of Amendment with the Secretary of State of the State of Nevada, changing its name from Costa Rica International, Inc. to Rica Foods, Inc.
The amendment was approved by the Company's Board of Directors on April 14, 1998, and by the Company's shareholders at their annual meeting held on May 29, 1998. Management believes that the new name more accurately reflects the business of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

27    Financial Data Schedule

Reports on Form 8-K:

The Company filed with the Commission a current report on Form 8-K on July 14, 1998, as amended on August 3, 1998, in connection with a change in the Company's certifying accountant. As of July 7, 1998, the Company engaged Arthur Andersen LLP as its certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    RICA FOODS, INC.

                                                    By: /s/ Calixto Chaves
                                                        -----------------------
Dated:  August 14, 1998                             Calixto Chaves
                                                    Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------

  27         Financial Data Schedule