Form 10-K
period 1998-09-30
RICA FOODS INC
filed 1999-01-08
CIK 789881

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                     Annual Report under Section 13 or 15(d)

                     Of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: September 30, 1998

                           Commission File No. 0-18222

                                RICA FOODS, INC.

                                Formerly known as

                         Costa Rica International, Inc.

               (EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)

                    Nevada                                   87-0432572

     (State or other jurisdiction of                 (IRS Employer File Number)
              incorporation)


                            95 Merrick Way, Suite 507

                      Coral Gables, Florida               33134

               (Address of principal executive offices)   (zip code)


                            (305) 476-1757, 476-1760

       (Registrant's telephone and facsimile number, including area code)

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

                                   Yes /X/  No / /

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

Issuer's revenues for its most recent fiscal year $103,676,630.

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 30, 1998 was approximately $31,038,991. A total of 4,211,532 shares were owned by non-affiliates as of December 30, 1998.

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, December 30, 1998, was 7,518,818.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders          Parts I, II and IV

Portions of the Proxy Statement for the 1998 Annual
        Meeting of Shareholders                             Parts I, III and IV

PART 1
------

ITEM 1.   Description of Business

GENERAL DEVELOPMENT OF BUSINESS

     Background

     RICA FOODS, INC., formerly Costa Rica International, Inc. (the "Company") was incorporated under the laws of the state of Utah on February 6, 1986 under the name CCR, Inc. The Company undertook a public offering of its securities in 1987. In 1994, the Company changed its name to Quantum Learning Systems, Inc. and its state of incorporation to Nevada. On August 5, 1996, the Company changed its name to Costa Rica International, Inc., and on May 29, 1998 the Company changed its name to RICA FOODS, INC. to better reflect its core business.

     In April, 1996, Corporacion Pipasa, S.A. ("Pipasa"), a Costa Rican company, entered into an agreement and plan of reorganization (the "First Pipasa Agreement") with the Company, pursuant to which the Company acquired approximately 60% of the common stock of Pipasa in exchange for the issuance of 15,573,571 pre-split (5,191,190 post-Split) shares of the Company's common stock to the stockholders of Pipasa. The First Pipasa Agreement provided that the Company could acquire the remaining approximately 40% of the common stock of Pipasa on or before September 30, 1997. The additional purchase did not occur by that date.

     In July, 1998, an independent committee of the Company's stockholders and Management of Pipasa resumed discussions concerning the acquisition by the Company of the balance of Pipasa's common stock. On September 28, 1998, the Company and Pipasa entered into an agreement (the "Final Pipasa Agreement") providing for the purchase of the remaining common stock of Pipasa from Inversiones La Ribera, S.A., a privately-held Costa Rican corporation controlled by Mr. Calixto Chaves, the Company's chief executive officer and principal shareholder, for 11,050,784 pre-split (3,683,595 post-Split) shares of the Company's common stock. The Final Pipasa Agreement was amended on November 9, 1998, to provide that the transaction would be subject to (I) the receipt of an opinion from an independent firm that the transaction was fair from a financial point of view to the Company's stockholders and (II) approval of the transaction by holders of a majority of the issued and outstanding common stock of the Company.

     On February 26, 1998, the Company consummated an agreement (the "Original Oros Agreement") to purchase 56.38% of the outstanding common stock of Corporacion As de Oros, S.A., a Costa Rican corporation ("As de Oros"), from Comercial Angui, S.A., a privately-held Costa Rican corporation ("Comercial Angui"), for consideration consisting of (A) a promissory note with a stated amount of $2.4 million due in January, 2000, and (B) 2,447,058 pre-split (815,686 post-Split) shares of the Company's common stock, having a then current market value of approximately $2.6 million. Soon thereafter, an independent committee of the stockholders and Management commenced discussions with Comercial Angui and its sole shareholder, Antonio Echeverria, concerning the possibility of purchasing the remaining shares of As de Oros from Comercial Angui. The reason for this proposed transaction, as in the case of the agreement to purchase the minority interest in Pipasa, was to eliminate the potential loss of dividends to minority stockholders and to consolidate not only the operations but the financial results of Pipasa and As de Oros (collectively, the "subsidiaries") in the Company's financial statements. Subsequently, on September 28, 1998, the Company and Comercial Angui entered into an agreement (the "Final Oros Agreement") to purchase Comercial Angui's remaining interest in As de Oros for 5,012,762 pre-split (1,670,921 post-Split) shares of the Company's common stock. On November 9, 1998, the Company and Comercial Angui entered into an amendment to the Final Oros Agreement which mirrored the amendment to the Final Pipasa Agreement, that provided that the transaction would not be consummated until holders of a majority of the Company's common stock approved the transaction, and the Company received a fairness opinion to the effect that the transaction was fair to the Company's shareholders from a financial point of view.

     The Company has not received an independent fairness opinion as of the date hereof for either the transaction with the minority shareholder of Pipasa or the transaction with the minority shareholder of As de Oros; however, holders of a majority of the Company's common stock have approved both transactions. See "Proxy Solicitation" below. The Company expects to receive fairness opinions and to close the purchase of the remaining stock of Pipasa and As de Oros on or before January 31, 1999.

     Proxy Solicitation

     On December 4, 1998, the Company sent to its stockholders of record on November 20, 1998 a Consent Solicitation Statement soliciting written consent to the Final Pipasa Agreement and Final Oros Agreement. Mr. Chaves and Comercial Angui collectively held 37.86% of the Company's common stock as of November 20, 1998 and consented to the transactions. In addition, Mr. Chaves' adult son and daughter, who own 837,971 pre-split (279,324 post-Split) and 400,000 pre-split (133,333 post-Split) shares of the Company's common stock, representing 0.03% and 0.01% of the common stock outstanding, respectively, consented to the transactions. As of December 21, 1998, holders of more than a majority of the Company's issued and outstanding shares consented to these transactions.
Consequently, the transactions have been approved by the consent of the Company's shareholders and, upon receipt by the Company of fairness opinions with respect to the transactions, and the final tabulation of consents, the transactions will be consummated.

     Financing

     In February, 1998, the Company consummated the refinancing of a part of its subsidiaries' short-term debt through the issuance of an aggregate of $20 million of the Company's 11.71% Series A Senior Notes and Series B Senior Notes (the "Notes"), both due January 15, 2005. These Notes were placed through Citicorp Securities, Inc. With the proceeds of these Notes, the Company repaid $8 million and $12 million, respectively, of the short-term indebtedness of its two subsidiaries, Pipasa and As de Oros.

BUSINESS OF THE COMPANY

     The Company's operations are largely conducted through Pipasa and As de Oros, its two subsidiaries. Pipasa, founded in 1969, is the largest poultry company in Costa Rica with approximately a 50% market share of the chicken meat market in Costa Rica. The main activities of Pipasa are the production and sale of broiler chickens (whole chickens), poultry meat, processed chicken products, commercial eggs and premixed feed and concentrate for livestock and domestic animals. Pipasa has been in the poultry business for more than 29 years with more than 13 years of experience in exports. Pipasa owns 41 urban and rural outlets throughout Costa Rica. Today, Pipasa enjoys a vertically-integrated operation, which begins with the fertilized egg and ends with the preparation and distribution of fresh whole chickens, fast-frozen and cooked chicken patties, and sausages.

     As de Oros, founded in 1954, is Costa Rica's second largest poultry producer, comprising approximately a 20% of the country's poultry market. As de Oros operates 13 urban and 4 rural outlets throughout Costa Rica. In addition to the production and marketing of poultry and poultry by-products, As de Oros is one of the leaders in the Costa Rican animal feed market with a 21% market share. As de Oros also owns a chain of 36 fried chicken restaurants in Costa Rica called Restaurantes As de Oros.

     The Company promotes its brand names through advertisements and marketing events. The Company considers Pipasa to be among the most recognized Central American chicken producers. Pipasa supplies chicken in Costa Rica to Burger King, Pizza Hut, Subway, and Kentucky Fried Chicken franchises and to Gerber Products and the McDonald's Corporation in Central America. During the last three years, the Company has invested approximately $4.3 million in assets that have increased efficiency and output, that include, but are not limited to, an automatic de-boning machine, a new incubation plant (regarded as one of the most modern in Central America), a nipple-type drinking system to feed birds, and a new distribution fleet for its subsidiaries.

     Distribution Network

     The Company has a distribution fleet consisting of approximately 230 delivery trucks specially designed to deliver poultry products. These trucks play an important role in the Company's exports within Central America, as the trucks provide the Company the necessary fleet size to export to other countries. Locally, these trucks deliver fresh products daily, thus maintaining the Company's reputation for fresh quality products. Through its outlets, the Company is able to distribute its products to customers in urban and rural areas who may not have easy access to supermarkets. The majority of these outlets are rented by the Company and are located in urban areas.

     Exchange Rate Risk

     The Company makes U.S. dollar payments for its raw materials and bank facilities. This U.S. dollar expense component is not unique to the Company, as all poultry producers in Central America must rely on U.S. companies for raw materials such as corn, soybean meal and reproduction birds. Given its U.S. dollar exposure, the Company actively manages its exchange rate risk. It uses a financial model to determine the best strategy to mitigate against the devaluation of the currency of Costa Rica, the colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. For the fiscal years ended September 30, 1997 and 1998, the national devaluation rate was 11.6% and 10.6%, respectively, and correspondingly, the Company increased its prices 12.6% and 13.03%, respectively. Management believes that the Company's strong market will allow for this type of price increase without sacrificing demand and market share. The Company has successfully passed along such increases for the last five years. Management plans to increase its export operations in order to increase its U.S. dollar revenues, as all export sales are made in U.S. dollars. For the fiscal year ended September 30, 1998, exports increased 16.28% (in U.S. dollars) compared to exports for the same period in 1997.

     Foreign Competition

     The Company currently does not have any significant domestic competition. The Company's local market share, however, could potentially be threatened by foreign competition. The Company believes that this likelihood is low for several reasons. First, the Company has a strong reputation for producing high quality products at a reasonable price. Secondly, Costa Ricans prefer fresh chicken to frozen chicken. Due to transportation constraints and distance, foreign competitors would have to sell frozen chicken if they were to sell it in Costa Rica.

     The Agriculture Ministry in Costa Rica monitors all chicken entering the country, as it wants to prevent the spread of Newcastle Disease in Costa Rica. The Costa Rican market currently is also protected by tariff agreements. Chicken importers must pay duties as dictated by the General Agreement on Trade and Tariffs ("GATT"). These agreements were reached at the Uruguay Round of the GATT negotiations and are due to expire in 2004. They provide that only 942 metric tons ("MT") of whole chicken parts or chicken derivatives can be imported to Costa Rica from countries outside of the Central American Common Market. This quota is taxed 34% and amounts in excess of this quota are subject to a 200% tariff. This tax rate was based on the additional cost of producing poultry in Costa Rica compared to cost of production in the U.S.

     Commodity Risk Management

     The Company imports all of its corn, the primary ingredient in chicken feed, from the United States. Movements in the price of corn can significantly affect the Company's gross profit margin. The Company's greatest cost components are corn and soybean meal, which are imported from the United States. The Company purchases approximately $l.6 million of corn monthly through the Chicago Board of Trade ("CBOT"). Corn and soybean meal purchases represent approximately 35% of total cost of goods sold and 70% of raw material costs. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires consistent and daily hedging in order to minimize the effect of price increases on the Company's profit margin.

     The Company has been actively hedging its exposure to corn since 1991. The Company evaluates, on a daily basis, the price of corn and soybean meal. All hedging activities are supervised by the financial department, whose employees have been trained at the CBOT and attend regular seminars on commodities hedging strategies.

     Hedging strategies must be approved by the Company's hedging committee. The committee consists of two analysts, the Financial Director, Financial Manager and General Vice President. The committee meets at least once a month to evaluate the Company's exposure in corn and soybean meal. The Company's strategy is to hedge against price increases in corn and soybean meal. The Company is not involved in speculative trading. Contracts range from one month to six months. The Company will buy directly from the spot market if market conditions are favorable, but as a general rule, it purchases at least 50% of its corn through contracts. The Company's hedging strategy is set in its yearly budget, which determines how much corn and soybean meal it will need and the price it must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity models. The Company bases its target prices on the worst case price assumptions (i.e. high corn prices). The prices paid by the Company for corn were 4.72% below its budgeted prices as of September, 1998. Commodity prices for fiscal 1998 have been below or equal to budgeted prices.

     The Company has a $500,000 credit line with Futures U.S.A., Inc. ("FIMAT") and draws upon this credit line in order to cover its initial margin deposit. The interest rate paid on this line of credit is less than 10% on drawn amounts. The Company is in constant contact with its brokers (at least three to four times a day) and receives advice from the brokers' corn experts.

     The Company's monthly soybean meal purchases total approximately $900,000. The hedging strategies for soybean meal purchases are identical to that of corn purchases, except that the Company purchases its soybean meal through a Costa Rican company, Industrial de Oleaginosas, S.A. ("Inolasa"), in which the Company holds a 10% equity ownership. In Costa Rica, there is a 5% tax for soybean meal imports, which is not levied if purchased through Inolasa. If for any reason Inolasa cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to go directly to the CBOT to purchase soybean meal.

     Exchange Rate Risk Management

     In addition to movements in the price of corn and soybean meal, the Company has exposure to fluctuations in exchange rates, as payments for corn, soybean meal, reproduction birds and bank facilities are in U.S. dollars. The Company has an internal Economic Studies Division whose sole function is to follow economic and industrial trends that influence foreign exchange levels. This division examines areas such as poultry gross national product, gross national product ("GNP"), inflation, devaluation, export and import growth rates, growth in real wages, unemployment and population rates.

     Raw material purchases have an average payment period of 120 days, hence exchange rate risk is for four months. During this time, accounts are paid and costs are updated to reflect new exchange rates. In the event of a severe devaluation of the colon, or increases in international prices, the Company can increase sales prices to recuperate its foreign exchange losses. In addition, all of the Company's exports are denominated in U.S. dollars (even exports within Central America). Management expects that the strategy to increase exports will increase the Company's U.S. dollar revenues. The Company uses a model to determine the maximum devaluation possible before it considers taking on U.S.-based debt. In effect, the Company borrows in U.S. dollars when economically proven to be less expensive than borrowing in colones.

     Pricing

     In Costa Rica, there are no laws against monopolies; however, there are laws against monopolistic practices. Companies which have a dominant market share in Costa Rica cannot arbitrarily increase prices in order to take advantage of market position. Companies also are forbidden to work in conjunction with their competitors in order to create price collusion. Given these guidelines, the Company's pricing strategies are influenced by two main factors: industry conditions and currency devaluation. As previously mentioned, the Company will use its financial model to increase prices in order to mitigate the effect of devaluation of the colon. During the last 10 years, the colon has devalued an average of 13.5% annually, which the Company has mitigated by increasing prices on average by 14.0% annually for its chicken, meat by-products and animal feed segments.

     In terms of consumer reaction to price increases within the chicken broiler segment, there is little differentiation for customers between one competitor and another. Instead, prices are set by the leader, which in the Costa Rican market is the Company's subsidiary, Pipasa. Given the consistent increase in chicken prices over the past 12 years, the Company believes it has excellent data on consumer reactions to price increases. In the Company's experience, a significant increase in prices leads to a temporary decrease in demand that lasts approximately two months.

     Main Business Segments

     Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats. Per capita consumption of poultry has increased from 16.2 kilos (35.6 lb.) in 1994 to 18.5 kilos (40.7 lb.) in 1997, a 14.2% increase during that period. Poultry is consumed by all social levels and is not defined by geographic markets. The popularity of poultry in Costa Rica extends beyond broiler chicken and includes chicken by-products like sausages and cold cuts.

     The following is a brief  description of the main business  segments of the
Company:

     Broiler Chicken

     Sales of broiler chicken represented approximately 63% and 58% of the Company's total sales during fiscal 1997 and 1998, respectively. Gross margins for locally sold broilers as a percent of total broiler chicken sales was 26.20% and 25.86% during fiscal 1997 and 1998, respectively.

     Chicken By-Products

     Chicken by-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. Chicken by-products represented a little over 11% and 9.07% of the Company's total sales for fiscal 1997 and 1998, respectively. Chicken by-products are a very profitable segment of the business, with gross margins as a percent of total by-products sales of roughly 43% for fiscal 1998.

     Animal Feed

     Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses and domestic pets. Animal feed represented approximately 9.93% and 17.21% of the Company's total sales during 1997 and 1998, respectively.

     Other

     This segment includes sales of commercial eggs, fertile eggs, animal feed and baby chicks to integrated producers, as well as raw materials and baby chicks to third parties.

     Diversity of products

     The Company's subsidiaries do not depend on the sales of only one product but a diversity of lines available at a range of prices and presentations, which represent an important strategic strength of the subsidiaries.

     Concentration of portfolio

     From the total sales of the subsidiaries, 32.50% of sales are in cash and 67.50% of sales are in credit, with an average collection period of approximately 32 days. The total credit portfolio is constituted by approximately 10,450 direct clients with one client accounting for approximately 4% of the portfolio.

POULTRY RAISING PROCESS

     The poultry raising process starts with the import of one-day old parent hens from the United States. Once these hens reach their laying period, which takes about 20 weeks, they produce fertile eggs, which are then incubated in order to produce baby chicks. The hatching period lasts 21 days, which is divided into 19 days in hatching machines and two days in birth chambers. These baby chicks are inoculated to prevent diseases. The chicks are then brought to the Company's own raising house or to independent integrated producers who raise the chicken to full size (typically a seven week process) and provide basic elements such as vitamins, formula and a balanced ration of feed. The integrated producers are a group of 72 farmers who own their own land and facilities. They have a long-term contract with the Company to raise the baby chicks to adult birds with an average weight of 1.87 kilograms (4.1 1b.). Integrated producers supply 30% of the total number of chickens needed by the Company and are paid according to the weight and quality of the chicken produced and the mortality rate of the chickens raised. The Company provides free veterinary services and offers vaccines and chicken feed to the farmers at wholesale prices. Regardless of whether the Company raises the chickens or integrated producers do, the chickens are regularly inspected for immune deficiencies, vitamin levels and general diseases. By working in conjunction with these integrated producers, the Company has greater flexibility to increase or decrease the number of chickens raised depending on the Company's growth objectives.

PROCESSING FACILITIES AND HEALTH GUIDELINES

     Once  the  chickens  reach  the  desired  weight,  they  are  taken  to the processing plant. The Company's processing houses are among the most sophisticated and largest in the country. The plant's capacity of process is approximately 46 million kilograms annually. The processing plant is where chickens are slaughtered and the meat packaged or processed to make chicken by-products. As with all animal processing facilities, the processing plant must be kept clean in order to prevent the spread of bacteria. For this reason, the Company's employees are required to wear protective masks, caps, boots, gloves and coats at all times while in the processing plant. Each time an employee enters or leaves the processing plant, boots must be soaked and rinsed with bleach. All bathroom facilities are located outside of the plant and are equipped with foot operated faucets. All new employees are trained as to the proper procedures required in handling and preparing food.

     A government health inspector is at the plant 24 hours a day. Government representatives inspect every step of the processing procedure and send samples of the meat to government labs for analysis for bacteria and other organisms. In addition to government inspectors, the Company has its own staff of inspectors take samples of the meat at each step of the production process. These samples are sent to Pipasa's own labs for analysis. Because Costa Rica has been declared free of Newcastle Disease, the Animal and Plant Health Inspection Service ("APHIS"), a U.S. governmental agency, surveys work in the Company's facilities to ensure that Costa Rica continues to be free of Newcastle Disease. The Company recently adopted the guidelines of the Hazardous Analysis and Critical Control Points ("HACCP") which are expected to be fully implemented in the future. HACCP is a prevention-based food safety system used widely throughout the food industry. It is a tool used to assess hazards and to establish controls based on the prevention of food contamination. For example, temperature must be carefully controlled as microbial growth is encouraged between 4-60 degrees Celsius or 40-160 degrees Fahrenheit. HACCP encourages employees to gain an in-depth understanding of total food production. Employees thus take an active role in ensuring food quality and safety. By identifying critical points in the process flow that could lead to contamination of food products and applying control measures at each point, the likelihood of a food borne illness is reduced.

CUSTOMERS

     Broiler Chickens Customers

     The Company's main brand names for broiler chicken, chicken parts, mixed cuts and breasts are Pipasa and As de Oros. Broiler chicken is a generic product that is directed to customers of all social and economic levels. It is estimated that Costa Ricans eat chicken at least once a week. Chicken is sold to institutional clients, schools, hospitals, restaurants and small grocery stores. In Costa Rica, Pipasa currently supplies Burger King, Subway, Kentucky Fried Chicken and Pizza Hut franchises and the Gerber Products and Rostipollos companies. Pipasa was recently selected by the McDonald's Corporation to be its poultry supplier for Central America.

     Chicken By-Products Customers

     The Company's chicken by-products are sold through the Kimby, Chulitas, and As de Oros brand names and are sold to all social and economic classes. The Kimby brand is the leading seller of chicken by-products in Costa Rica. These products are sold mainly in supermarkets and sales are predominantly driven by price. The Kimby brand name is one of the leading sellers of chicken by-products and the leading seller of chicken sausages in Costa Rica.

     Animal Feed Customers

     The Company's animal feed products are sold through the Ascan, Aguilar y Solis, Kanin and Nutribel brand names. Customers are mainly large wholesalers and high scale breeders. This customer group is focused on quality and price. Products marketed through the Mimados brand name, a division within Nutribel, targets veterinarians, pet stores and supermarkets. Customers are typically at the medium to higher income levels. The leader in this market is Dos

Pinos with a 33% market share, which sells animal feed exclusively to co-operatives. As de Oros has a 21% market share and Pipasa has a 9% market share. The rest of this market is very fragmented.

     "Other" Customers

     Customers of this segment are mainly integrated producers, small farmers and commercial egg distributors.

MARKETING

     The Company has a dedicated division for marketing. The marketing department's responsibility is to advertise the Company's various products and brand names. In addition to television and radio advertisements, the Company works with its distribution centers to distribute posters, T-shirts and hats that promote the Company's brand names. In Costa Rica, the Company's brand names commonly appear on billboards and bus stops. There are more marketing techniques available for use in meat by-products, as these items can be packaged in a more effective manner in order to draw customers.

DISTRIBUTION

     The Company's distribution fleet consists of approximately 230 trucks of which approximately 49 are leased. The fleet delivers to over 16,000 customers. These trucks are specially designed to deliver poultry and are equipped with refrigeration chambers. These vehicles typically have a useful life of 5 years. The Company's products are sold not only through supermarkets, but also through rural and urban retail outlets. A majority of total distribution is conducted through the Company's urban retail outlets, a smaller portion through rural outlets and the remaining distribution is serviced through the Company's processing plants. Retail outlets are dedicated to the sale of the Company's products exclusively. Prices for products sold in these retail outlets are identical to prices quoted in supermarkets. The products sold are fresh as retail outlets are typically situated near the Company's processing facilities, which enables trucks to make deliveries on a daily basis. Products may be sold by the unit or wholesale. The Company currently has 58 outlets. The rural outlets are strategically located near major roadways and are equipped with refrigeration chambers that allow for storage of chicken. The Company plans to increase the capacity of these cold room storage facilities in order to meet increased production plans (specifically for chicken by-products). The increased capacity will enable distribution trucks to make more deliveries, as trucks can simply return to the nearest agency to reload, as opposed to the main plant.

EMPLOYEES, COMPENSATION AND INCENTIVES

     The top management level at the Company has on average almost 15 years of experience with the Company and has been able to grow Pipasa's market share to approximately 50% and As de Oros' market share to approximately 20% by creating efficient operations, making strategic acquisitions and producing high quality products.

     The success of the Employee's Solidarity Association ("ASEPIPASA") and the fact that there has never been a strike at the Company's facilities, reflects the quality of the management team and its ability to keep its employees satisfied. ASEPIPASA provides recreational facilities, healthcare and pension benefits as well as financial services to the Company's employees. The Company encourages its employees to make a career at the Company.

     As of September 30, 1998, the Company had approximately 3,000 full-time employees (including employees of As de Oros), of whom 55 were in management and 247 were in administration. Private companies in Costa Rica typically support their own workers' associations instead of organized unions. These associations provide certain services such as credit, recreational facilities and subsidized housing, and healthcare benefits. Pipasa employees created ASEPIPASA in 1985 and on November 28, 1998 merged ASEPIPASA with the Associacion Solidarista de Colaboradores de Pipasa, As y Afines ("ASERICA"). This association is located on land donated by Mr. Chaves and is among the largest solidarity associations in Costa Rica. The association has a swimming pool, soccer field, outdoor sports, sauna and a 1,000-seat gymnasium facility. At Pipasa, all the employees participate in the association and Management anticipates similar participation from As de Oros' employees.

     Salaries in Costa Rica are increased twice a year as dictated by the government in order to counterbalance the effect of inflation and the cost of living. By law, each year, companies are required to pay to the employees 8.33% of an employee's yearly gross salary as severance which must be paid upon termination of a labor contract without just cause to a maximum of eight years of employment. At the Company, employees have the option to have the 8.33% paid to ASERICA as part of a savings incentive program for as long as they work for the Company, not just 8 years. Few other companies in Costa Rica offer this option. The savings incentive program works as follows: Pipasa pays at each pay period to ASERICA 5% of the employee's wage for that pay period. The 5% payment by the Company is then matched by the employee. In February of each year, Pipasa makes the final payment equal to 3.33% of the employee's total yearly gross salary. Employees currently have the option to, but are not required to, deposit the remaining 3.33% due from Pipasa into the pension fund Operadora de Fondos Provida ("Provida"). ASERICA manages all the cash generated by the savings incentive program. Provida invests in low risk financial instruments like certificates of deposit and other highly rated or better investment financial instruments. Employees can borrow against the amount in their savings at a local interest rate of 18-30% and, once an employee leaves, the employee is entitled to the total amount accumulated in his/her severance and savings incentive account. Management intends to implement similar policies at As de Oros.

     All employees in Costa Rica are protected by obligatory insurance with the Caja Costarricense de Seguro Social ("CCSS") and the Instituto Nacional de Seguros ("INS") which are the government's social security and insurance programs. All companies in Costa Rica must pay the CCSS 21% and the INS 1.74% of each employee's monthly salary. These contributions serve as a policy for health and employee accidents. This policy has unlimited coverage. For example, if an employee were to suffer serious injury while at work, the CCSS and INS will provide hospitalization, rehabilitation and medicine. The CCSS pays 70% of the employee's normal salary during the periods in which he or she is unable to work. In addition to these benefits, employees must pay a total of 9% of their monthly salary to the CCSS in order to receive healthcare, pension and maternity care benefits.

     Employees of Pipasa are provided with a profit sharing program. If Pipasa has a successful year and generates profits in excess of budgeted levels, Pipasa will distribute a percentage of its net income to its employees and intends to implement the same policy at As de Oros. This incentive is calculated monthly and distributed every two months. In conjunction with a local university, the Company offers a business administration program for its employees. The main goal of the program is directed toward developing the Company's future management team. Classes are held at the Company's facilities.

BACKLOG

     At September 30, 1998, the Company had no backlogged sales orders.

PROPRIETARY INFORMATION

     The Company uses no material proprietary information in connection with its operations.

ENVIRONMENTAL COMPLIANCE

     The Company is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, the Company could become subject to material costs to comply with environmental laws in jurisdictions in which it does not now do business. At the present time, the Company cannot assess the potential impact of any such potential environmental regulation. The Company has been and is practicing sustainable environmental policies such as reforesting approximately 500 hectares with hardwood trees, processing and recycling its waste, producing organic fertilizer and building oxidation lagoons and sewage treatment plants.

GOVERNMENT REGULATION

     The Company's poultry hatcheries and processing plants are subject to regulation under Costa Rican law regarding cleanliness and health standards. Exports of the Company's poultry products are regulated in the countries in which the Company sells its products. Such regulation is not considered to be a burden on the Company or to have a material effect on the Company's ability to make a profit. Otherwise, the Company is not subject to any material governmental regulation or approvals.

SUBSEQUENT EVENTS

     On December 15, 1998, the Board of Directors declared a 1 for 3 reverse stock split (the "Split") of the Company's common stock to be effective on December 29, 1998. In connection with the Split, new share certificates will be issued and those shareholders owning more than five shares of common stock, post split, shall receive one full share for each fraction of a share to which they would be entitled. Each shareholder holding less than 5 shares of common stock, post split, shall receive the payment for the fractional share held by them based on the mean of the bid and ask price on the effective date of the Split.

Item 2.   PROPERTIES

     The following contains descriptions of the principal facilities utilized by the Company in its operations. All of these facilities are used by Pipasa and As de Oros and are owned by them.

     Production Area

     This area has the following divisions: Reproduction, Incubation, Animal Feed, Broiler, Process and Further Processing. All production numbers have been approximated.

     Reproduction Division

                                 Pipasa                     As de Oros

o Present capacity of    30,000,000 fertile            20,000,000 fertile
  production installed:  eggs annually                 eggs annually
o Location:              Sardinal de Puntarenas,       Alajuela, Costa Rica
                         Costa Rica

     Incubation Division

                                 Pipasa                     As de Oros

o Present capacity of    30,000,000 chicks             10,800,000 chicks
  production installed:  annually                      annually
o Location:              Aranjuez de Puntarenas,       Heredia, Costa Rica
                         Costa Rica

     Pipasa's incubation plant is one of the most modern incubation plants in Central America. The Plant's incubation and hatching halls can be expanded to increase production. It is expected that Pipasa's plant will fulfill the needs of customers for many years.

     Animal Feed Division
                                 Pipasa                     As de Oros

o Present capacity       (1) 165,525 tons of animal    111,750 tons of animal
  installed:                 feed annually             feed annually
                         (2) 32,448 tons of animal
                             feed annually
o Location:              (1) San Rafael de Alajuela,   Heredia, Costa Rica
                             Costa Rica, and
                         (2) Sardinal de Puntarenas,
                             Costa Rica

     The two Pipasa plants and one As de Oros plant perform activities including grinding grains, mixing flour and packing different types of animal feed.

     Broiler Division

                                 Pipasa                     As de Oros

o Present capacity       26,400,000 chickens           8,900,000 chickens
  installed:             annually                      annually
o Location of farms:     36 farms owned and 94 under   10 farms owned and 37
                         contract located in the       under contract in
                         central area of Costa Rica    Costa Rica

     Chicks are received one day after birth. During this time the chicks receive three types of diet according to growth requirements. The growth stage lasts 43 days.

     Process Division
                                 Pipasa                     As de Oros

o Present capacity of    39,073,000 kilograms          6,750,000 kilograms
  process:               annually                      annually
o Location of plant:     San Rafael de Alajuela,       La Garita, Alajuela,
                         Costa Rica                    Costa Rica

     The process is divided into slaughter and pluck, coolers and retailers, packing and cuts, subproducts.

     Further Processing
                                 Pipasa                     As de Oros

o Present capacity:      4,420,000 kilograms           Further processing is
                         per year                      performed by Pipasa.
o Location:              San Rafael de Alajuela,
                         Costa Rica

     The process is divided into sausage, formed, packing and hot zone (oven and cooking tanks) areas.

     Marketing Area

     Distribution is through 58 retail outlets in Costa Rica. All retail outlets are operated by the Company and a portion of the outlets are owned by the Company although the majority of the outlets are rented. The majority of the Company's trucks are owned by the Company although a portion are leased.

     Administrative Area

     Staff, administrative, and financial headquarters of Pipasa and As de Oros are located in La Ribera de Belen, Heredia, Costa Rica.

Item 3.   LEGAL PROCEEDINGS

     The income tax returns for Pipasa for 1995, 1994 and 1993 were examined by the tax authorities in Costa Rica and the Company was assessed $76,976, $131,222 and $39,354 respectively, as a result of the disallowance by the Costa Rican tax authorities of approximately 26.03% in the aggregate of the deductions taken by Pipasa for 1995, 1994 and 1993. Management does not believe this matter will be resolved in the next fiscal year. Management believes that these assessments are without merit and intends to vigorously contest these claims. Management does not believe that the Company will incur a loss as a result of these assessments. No accrual has been made for any losses that may result from the resolution of this uncertainty.

     The income tax returns of As de Oros were examined by the Costa Rican tax authorities for fiscal year 1995 seeking $131,437 of additional income taxes. Authorities have contested depreciation expense and income tax withholdings of employees. As de Oros has appealed this decision and does not expect that the final outcome will result in a material adverse effect on the operations or the financial position of the Company.

     During 1998, the Company settled a legal action in which $350,073 was received. This amount is included in miscellaneous income in the statement of income.

     Pipasa is a defendant in a lawsuit brought in Costa Rica in which it was served with prejudgment liens. Pipasa substituted collateral for these liens with approval of the court, which approval is currently being appealed. Pipasa has not yet been served with the Complaint in the case and, therefore, cannot ascertain the basis of the claim or the relief sought, but it believes the lawsuit is without merit and intends to assert a vigorous defense. At this time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

     No legal proceedings of a material nature to which the Company is a party were pending during the fiscal year ending September 30, 1998 and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director nor officer of the Company in his capacity as such.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal year 1998.

PART II
-------

Item 5.   MARKET FOR THE  COMPANY'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
          MATTERS

     The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol RICA. The following tables set forth the market price range of the Common Stock for each quarter during the years ended September 30, 1997 and 1998, based on the high and low closing sale prices as reported on the Nasdaq SmallCap Market. Such high and low sales prices reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                        Market Price Range(1)
                                       -----------------------
                                           High       Low
                                           ----       ---
Fiscal 1997
First Quarter (10/1/96 to 12/31/96)      $ 6.750    $6.375
Second Quarter (1/1/97 to 3/31/97)         4.875     4.500
Third Quarter (4/1/97 to 6/30/97)          4.914     4.500
Fourth Quarter (7/1/97 to 9/30/97)         4.500     4.125

Fiscal 1998
First Quarter (10/1/97 to 12/31/97)      $ 3.468    $3.375
Second Quarter (1/1/98 to 3/31/98)         5.718     5.532
Third Quarter (4/1/98 to 6/30/98)          5.343     5.157
Fourth Quarter (7/1/98 to 9/30/98)         5.064     4.689

-------------

(1) Prices have been adjusted to reflect the 1 for 3 reverse stock split effective on December 29, 1998.


     As of December 30, 1998, the Company had 7,518,818 shares of common stock outstanding and approximately 1,500 holders of record of such stock. No shares of preferred stock were outstanding.

     Dividends

     The Company has never paid any dividends on its common stock. The Company does not anticipate paying cash dividends on common stock in the foreseeable future based on its expected operating cash flow requirements (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.") The Nevada General Corporation Law prohibits the Company from paying dividends or otherwise distributing funds to its stockholders, except out of legally available funds. The declaration and payment of dividends on the Company's common stock and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. No assurance can be given that the Company will pay any dividends on common stock in the future.

     No dividends for 1998 have been declared. Pipasa paid dividends to the Company of $657,345 during fiscal 1997. For 1996, Pipasa paid dividends to the original shareholders of that company of approximately $1.18 million.

Item 6.   SELECTED FINANCIAL DATA

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                            YEARS ENDED SEPTEMBER 30,
                                               1998          1997          1996
                                               ----          ----          ----
Net sales                               $   103,676   $    70,018   $    61,535
Cost of sales                                76,347        53,206        45,446
Income from operations                        6,155         3,962         5,167
Income before income taxes and
  minority interest                           3,641         2,382         3,016
Net income after minority interest            1,418           926         1,650
Earnings per common share                      0.16          0.11             -
Pro forma earnings per common share               -             -          0.28
Total assets                                 63,005        36,554        37,103
Long-term debt                               22,559         5,252         3,593
Dividends per common share                        -             -             -
Weighted average number of common
  shares outstanding                      7,078,949     6,592,021     5,191,190
Ratio of earnings to fixed charges             1.46          1.37          1.61
Ratio of earnings to fixed charges
  and preferred dividends                      1.38          1.28          1.50

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Management is responsible for preparing the Company's financial statements and related information that appears in this report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with Generally Accepted Accounting Principles in the United States of America ("GAAP"). Management has included in the Company's financial statements amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

The most significant events occurring during the year ended September 30, 1998 were:

(i) The refinancing of part of its subsidiaries' short-term debt, with a private placement of US $20 million of the Company's 11.71% Series A Senior Notes and Series B Senior Notes (the "Notes"), placed by Citicorp Securities, Inc., both due January 15, 2005 although interest and principal payments are due as follows:

                 YEAR

           January 15, 2001                       $ 4,000,000
           January 15, 2002                         4,000,000
           January 15, 2003                         4,000,000
           January 15, 2004                         4,000,000
           January 15, 2005                         4,000,000

Interest on outstanding principal is payable every six months commencing on July 14, 1998.

(ii) The company changed its name from Costa Rica International, Inc. to RICA FOODS, INC.

(iii) The acquisition of a new subsidiary, Corporacion As de Oros, S.A. and subsidiaries ("As de Oros"), a poultry and animal feed producer with a significant market share of domestic and commercial animal feed among the Costa Rican market. The Company reached an agreement (the "Original Oros Agreement") to acquire 56.38% of the total outstanding common stock of As de Oros and its wholly owned subsidiaries, Restaurantes As, S.A. and Corasa Estudiantes S.A., from Comercial Angui S.A. ("Angui") a Costa Rican privately-owned company and the majority shareholder of As de Oros, for US $2.4 million in cash upon the maturity of a promissory note due January 2000 and 815,686 post-Split shares of Company common stock, then valued at approximately $2.6 million.

As de Oros was first founded in 1954. In 1970 the company focused its operations towards the animal feed business and developed its poultry activities a few years thereafter. As de Oros has subsequently become the second largest poultry company in Costa Rica, (second to Pipasa) generating approximately US $48 million in sales annually. Like Pipasa, As de Oros has businesses in chicken production, chicken by-products, further processed foods and animal feed. It sells over 80 different chicken and sausage products, commercial eggs and 70 different animal feed formulas for poultry, hogs and cattle. As de Oros has been in the poultry business for more than 35 years and has approximately 20% share of the Costa Rican national market. As de Oros' strength is in animal feed concentrates, where it has approximately 21% market share of the business. As de Oros also operates one of the largest fast food chains in the country, "Restaurantes As", which is comprised of 29 restaurants operating in the metropolitan area of Costa Rica, and 7 restaurants in the rural area. As de Oros currently employs approximately 1,300 people, has a distribution network of more than 80 vehicles, and owns 17 urban and rural outlets.

Main Business Segments and Markets

The animal feed business, including processed feed and concentrates, represents approximately 40% of total 1997 sales of As de Oros and 39% of total 1998 sales (concentrates are used to feed birds, pigs, horses, dogs and tilapia).

Currently As de Oros has approximately 21% market share of the animal feed business. This segment represents the bulk of As de Oros' activities. The marketing and administrative costs associated with the animal feed business are considerably lower than those associated with selling broiler chicken and meat by-products. This segment is less price sensitive than the chicken meat market, as sales are driven by quality. Quality of the feed is what ultimately determines the size and weight of the hog, chicken or cow.

The broiler chicken segment represents approximately 40% of As de Oros' total sales and approximately 21% of gross margin as a percent of chicken sales. Prices in this segment are heavily influenced by the market leader, Pipasa.

As de Oros defines its target market for broiler chicken by areas within Costa Rica as urban and rural. The urban area is the country's central plateau region and customers in this market have certain characteristics and buying patterns. Distribution in the urban area tends to be daily, compared to the distribution in rural area. Chicken is sold through the typical conduits like supermarkets, retail traders and restaurants, including "Restaurantes As de Oros." Management is analyzing the possibility of selling Restaurantes As de Oros. If such sale takes place, purchase accounting could change.


           RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 1998
                  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1997

The Company's operations resulted in $0.16 basic earnings per share during fiscal year 1998, compared to $0.11 during fiscal year 1997 and $0.28 during fiscal year 1996.

The following table presents information related to the Company's sales:

                        RICA FOODS, INC. AND SUBSIDIARIES

                                               NET SALES-YEAR ENDED
                                                   SEPTEMBER 30,
                                                    (millions)
                                 1998       1997       1996    97-98    96-97
                                 ----       ----       ----   ------    ------
                                                                    %        %
Animal feed                  $  17.84       6.95       5.00   156.69%   39.08%
Chicken by-products              9.41       7.92       7.07    18.81%   12.02%
Exports                          2.70       2.33       1.19    15.88%   95.80%
Other                            8.55       8.54       7.04     0.23%   21.34%
Broiler chicken                 60.06      44.28      41.24    35.64%    7.37%
Restaurants                      5.12          -          -        -        -
------------------------------------------------------------------------------
TOTAL SALES                  $ 103.68     $70.02    $ 61.54    48.07%   13.80%
------------------------------------------------------------------------------

The following table presents certain items as a percentage of net sales for the period indicated:

                        RICA FOODS, INC. AND SUBSIDIARIES
                                                      September 30,
                                            1998          1997          1996
                                       --------------------------------------
Net sales                                 100.00%       100.00%       100.00%
-----------------------------------------------------------------------------
Cost of sales                              73.64%        75.99%        73.85%
Gross profit                               26.36%        24.01%        26.15%
General and administrative                 11.76%         8.64%         7.18%
Selling                                     8.39%         9.71%        10.57%
Amortization of goodwill                    0.28%           --            --
Income from operations                      5.94%         5.66%         8.40%
Interest expense                            3.00%         3.58%         4.37%
Income before income taxes and
  minority interest                         3.51%         3.40%         4.90%
Provision for income taxes                  0.18%         0.42%         0.40%
Net income applicable to
    common stock                            1.09%         1.08%         2.34%

NET SALES:

General: Net sales generated by the Company's operations for the year ended September 30, 1998 were $103.68 million, an increase of $33.66 million or 48.07%, compared with fiscal year 1997.

The following table presents consolidated sales increase by business segment, for the years ended September 30, 1998 and 1997, respectively:

                                    RICA FOODS, INC. AND SUBSIDIARIES
                                                (millions)



                                     Year Ended September 30,
                       ---------------------------------------------------   Increase        Increase
                                        1998                     1997       (decrease)      (decrease)
Segment                  Pipasa      As de Oros      Total      Pipasa        Pipasa       Consolidated
---------------------------------------------------------------------------------------------------------
Animal feed              $  7.09      $ 10.75       $ 17.84     $  6.95       2.01%          156.69%
By-products                 8.52         0.89          9.41        7.92       7.58%           18.81%
Exports                     2.70            -          2.70        2.33      17.39%           17.39%
Broiler chicken            50.03        10.03         60.06       44.28      12.99%           35.64%
Restaurants                    -         5.12          5.12           -        N/A              N/A
Other                       8.16         0.39          8.55        8.54      (9.33%)          (5.00%)
                       ----------------------------------------------------------------------------------
TOTAL                    $ 76.50      $ 27.18       $103.68     $ 70.02       8.59%           47.16%
                       ==================================================================================

Animal feed: Sales of animal feed were $17.84 million during the year ended September 30, 1998 compared to $6.95 million during the same period of fiscal 1997, for an increase of 156.69%. This growth in sales was due to the incorporation of sales of As de Oros for the period of March to September 30, 1998, whose core business is animal feed, combined with a volume increase in Pipasa. Sales increase is mainly due to a 152.04% increase in volume and a variance in product distribution.

By-products: Sales of chicken by-products increased 18.81% during the year ended September 30, 1998. This increase is due to 0.33% volume increase combined with price increase and product mix.

Exports: Exports increased 17.39% during the year ended September 30, 1998 compared to fiscal 1997. This is due to an average 1.53% price increase combined with a 15.86% volume increase. This increase is mainly due to continued exports to Central America, the introduction of pet food in this market, and extraordinary exports to Hong Kong. The Company has strengthened sales to El Salvador and Nicaragua, and expects to focus on Honduras during fiscal 1999.

Broiler chicken: Broiler chicken sales of $60.06 million represent a 35.64% increase above broiler sales of fiscal year 1997. This increase is due to a 32.78% volume increase and a 2.86% price increase.

Restaurants:   The  newly   acquired   restaurant   segment   which   represents
"Restaurantes As de Oros" had sales of $5.12 million during the period of seven months since its acquisition.

Other: Sales of Other, which include animal feed and baby chicks to integrated producers and commercial eggs, raw materials and baby chicks to third parties, decreased 5.00% during the year ended September 30, 1998 compared to the same period of fiscal year 1997. This decrease is mainly due to a reduction in sales to integrated producers and commercial eggs.

Sales distribution, by segment, for the years ended September 30, 1998, 1997, and 1996 were as follows:

                        RICA FOODS, INC. AND SUBSIDIARIES
                               Sales Distribution

                                          For the years ended September 30,
                                     1998              1997              1996
                                    ------            ------            ------
Animal feed                         17.21%             9.93%             8.12%
By-products                          9.07%            11.32%            11.50%
Exports                              2.61%             3.32%             1.94%
Other                                8.25%            12.18%            11.42%
Broiler chicken                     57.93%            63.25%            67.02%
Restaurants                          4.93%             0.00%             0.00%
------------------------------------------------------------------------------
TOTAL                              100.00%           100.00%           100.00%
------------------------------------------------------------------------------

COST OF SALES:

General: Cost of sales for the year ended September 30, 1998 was $76.35 million, compared to $53.21 million for fiscal year 1997, an increase of $23.08 million. This increase was mainly due to volume increase and the incorporation of the new subsidiary, As de Oros.

As a percentage of net sales, cost of sales represented 73.64% during fiscal year 1998, compared to 75.99% during fiscal year 1997. During the first three quarters of fiscal year 1998, cost of sales was slightly higher than the prior fiscal year, due to the imports of fertile egg and chicken parts. These imports, that took place during the months of January through June of 1998 were a consequence of the low technical yields and high temperatures that were caused by the El Nino weather phenomenon. The impact of these imports was strong, not only in cost, but also technical yields as well. During the months of July to September, 1998, the Company ceased imports and as a result, its technical yields and cost of sales percentage improved.

Since "As de Oros" has been incorporated into the Company, Management decided to change the breed of its reproduction hens in order to improve production yields. This change in breeders, that temporarily affected the incubation rates, has been stabilized into normal yields during the fourth quarter of fiscal 1998. This has resulted in weight gain and improved conversion (amount of feed per pound of grown meat). Management is satisfied with the results obtained.

Along with the improvement of technical yields came the reduction in international prices of grains, specifically soy bean meal and corn. This reduction contributed strongly to the cost of sales reduction from 75.99% to 73.64% of net sales.

Broiler chicken: Cost of sales for broiler chicken for fiscal year 1998 was $44.53 million, compared to $32.55 million during the same period of fiscal year 1997, a 36.80% increase. This increase is due to a 32.78% increase in dressed pounds sold and the remaining increase was due to an increase in unit production costs. As a percentage of net sales, cost of sales was 74.04% during fiscal year 1998, compared to 73.59% during fiscal year 1997.

By-products: Cost of sales for chicken by-products was $5.38 million during fiscal year 1998, an increase of $0.51 million or 10.47% compared with fiscal 1997. This variation is mainly due to a price increase which consequently improved gross margin, offset by the tonnage decrease due to intercompany elimination due to the consolidation of As de Oros during fiscal 1998. As a percentage of net sales, cost of sales was 57.45% during fiscal year 1998, compared to 60.76% during fiscal year 1997.

Animal feed: Cost of sales for animal feed was $13.98 million for fiscal year 1998, compared to $5.77 million during fiscal year 1997, an increase of $8.21 million or 142.29%. This variation is mainly due to the incorporation of As de Oros' sales, which, as previously mentioned, has its main business among this segment. As a percentage of net sales, cost of sales was 78.65% during fiscal year 1998, compared to 82.86% during fiscal year 1997. The reduction in cost of imported grains (soy bean meal and corn) contributed significantly to the improvement in this ratio.

Exports: Cost of sales for exports for fiscal 1998 was $1.80 million compared to $1.72 million during fiscal year 1997. This increase is mainly due to a 15.86% volume increase combined with a 0.42% price increase. Volume increased mainly in broiler chicken, by-products, mechanically deboned meat and pet food, which was introduced as an export product at the end of fiscal year 1997. As a percentage of net sales, cost of sales was 66.67% during fiscal year 1998, compared to 73.91% during fiscal year 1997. This improvement is mainly due to the introduction of new products in general exports, that have a higher gross margin.

Other: Cost of sales for "Other" was $7.95 million during fiscal year 1998, compared to $8.29 million during fiscal year 1997, a decrease of $340,000 or 4%. This decrease is due to a decrease in sales to integrated producers and decreased commercial eggs sales. As a percentage of net sales, cost of sales for "Other" was 92.94% compared to 97.65% during fiscal year 1997.

GROSS PROFIT:

Gross profit for fiscal year 1998 was $27.33 million, compared to $16.81 million during fiscal year 1997. A 62.57% increase. This increase is mainly due to a volume increase and an improvement in the general cost of sales ratio.

As a percentage of net sales, gross profit increased from 24.01% in fiscal year 1997 to 26.37% during fiscal year 1998, due to the issues discussed above in cost of sales.

The following table shows gross profit for each segment for the years ended September 30, 1998, 1997 and 1996:

                        RICA FOODS, INC. AND SUBSIDIARIES
                               Gross Profit Margin

                                    For the years ended September 30,
                               1998              1997               1996
                             ------            ------             ------
Animal Feed                  21.35%            17.02%             11.10%
By-products                  42.55%            38.53%             34.44%
Exports                      33.33%            26.05%             25.67%
Other                         7.06%             2.81%              5.24%
Broiler Chicken              25.96%            26.20%             30.12%
Restaurants                  47.06%               --                 --

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses were $8.69 million during fiscal year 1998, compared to $6.05 million during fiscal year 1997, a 43.72% increase. This increase is primarily due to expenses incurred in the As de Oros acquisition. As a percentage of sales, this item decreased from 8.64% during fiscal 1997, to 8.39% during fiscal year 1998 mainly due to improved sales and efficiencies resulting from the As de Oros acquisition.

SELLING EXPENSES:

Selling expenses increased 79.14% during fiscal year 1998, compared with fiscal year 1997. As a percentage of net sales, these expenses increased from 9.71% in 1997 to 11.75% during the same period of fiscal year 1998.

The restaurant segment contributed to the increase in selling expenses as a percentage of net sales. This is due to the nature of the restaurant business, which has a high gross profit and high selling expenses. Selling expenses amounted to approximately 14% of total consolidated sales for the restaurant segment.

In connection with the acquisition of As de Oros, the Company recorded a charge to administrative expenses relating to the amortization of cost in excess of net assets acquired ("Goodwill"). The Company also recorded administrative expenses pertaining to professional services, related to legal fees, financial printing, auditing and other related charges.

OTHER EXPENSES (INCOME):

Other expenses (income) increased 59.20% during fiscal year 1998, compared with fiscal year 1997. The Company's interest expense increased by 23.87% during fiscal 1998, compared with fiscal 1997. Miscellaneous income increased during fiscal 1998, when compared to fiscal 1997 and 1996. This is mainly due to dividends received from investments made in other countries in the amount of $153,073 and a legal settlement in the amount of $350,073. In addition, the Company recorded gains for transporting products to clients in the amount of $356,645.


          RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 1997
                  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

NET SALES:

General: Net sales generated by the Company's operations for the year ended September 30, 1997 were $70.02 million, an increase of $8,482,637 or 13.78% compared with fiscal 1996.

Broiler chicken: Broiler chicken sales for fiscal 1997 increased from $41,239,331 during fiscal 1996 to $44,284,164 for the same period of 1997, an increase of 7.38%. This increase is due to a 4.72% increase in tonnage and the remaining 2.66% is due to sales price increases.

By-products: By-products have traditionally been the most profitable products of the Company. Total sales of this segment were of $7,923,545 during fiscal 1997, an increase of $849,930 or 12.02% when compared with sales of fiscal 1996. This increase is due to a 3.66% increase in tonnage and the remaining 8.36% is due to price increases among the products within this segment (patties, sausages, further-processed products and maquila).

Animal feed: Sales for commercial animal feed were $6,950,523 in fiscal 1997 and $4,996,541 during fiscal 1996, an increase of 39.11%. This sales increase corresponds to a 27.80% increase in tonnage, with the remaining 11.31% due to price increases. Also, Kanin and Mimados, pet food brands, gained market share. Management has committed promotional and other resources to these products, which are among the Company's most profitable.

Exports: The Company's exports were $2,325,043 during fiscal 1997, an increase of $1,130,300 or 94.60%, when compared to fiscal 1996. This increase in exports was primarily due to the combined result of an 11.88% increase in net sales of chicken by-products due to a 13.44% increase in total dressed pounds, offset by an exchange rate effect on prices of 1.56%; a 154.42% increase in broiler chicken and chicken parts due to a 121.3% increase in tonnage with the remaining 33.12% due to price increase; and the introduction of the pet food Mimados during the fourth quarter of the year.

A significant contributor to the increase in exports was a transaction in Honduras, which represented a one-time export sale to that country, running through July 1997. Management expects that the success in 1997 will lead to future opportunities in this market, and an increase through its exports to Central America. The Company has opened its own distribution facility in El Salvador, which includes cold storage, offering sausage, pate, bologna and other chicken and turkey products under the Company's popular Pipasa(TM), Kimby(TM) and Supremo(TM) brands. Pipasa has been fortunate to serve McDonald's restaurants as a supplier in Costa Rica for several years. As a result of the excellent service that the Company has provided to this important client, during fiscal year 1997, Pipasa has been selected by McDonalds as its supplier for poultry products for all of Central America. Management expects that this relationship will increase exports to these markets.

Other: Sales of "Others" were $8,534,817 and $7,031,226 during fiscal 1997 and fiscal 1996, respectively. An increase of $1,503,591 or 21.40%. This increase is due to a 13.29% increase in tonnage and an 8.11% increase in prices.

COST OF SALES:

General: Fiscal 1997 cost of sales was $53.2 million, an increase of $7.76 million or 17.08% when compared to cost of sales during fiscal 1996. This increase in cost of sales is due primarily to a 14.58% increase in tonnage combined with the effect of a higher cost of raw materials and higher production cost of broiler chicken and by-products segments. As a percentage of sales, cost of sales was 75.99% for fiscal 1997 compared to 73.85% in fiscal 1996, for an increase of 2.14%. The most significant variations were in raw materials and indirect costs. Labor costs remained relatively constant.

El Nino Phenomenon: The El Nino weather phenomenon directly affected the percentage of cost of sales over net sales for fiscal 1997. When mortality rates increased in the Reproduction and Broiler Divisions, the Company's fertile egg incubation rate goal only reached 92% of hatchery capacity, consequently, the available amount of baby chicks for growing and processing was less than projected, causing a shortage of chicken pounds for sale.

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

Exports: Cost of sales for exports for fiscal 1997 was $1,719,261, an increase of $831,185 or 93.59% higher than cost of sales when compared with fiscal 1996. This increase is due to a

94.60% increase in dressed pounds sold and higher production costs of the products that were exported during the present fiscal year.

Other: Cost of sales for "Other" was $8,294,938 during fiscal 1997, an increase of $1,632,367 or 24.5% when compared with fiscal 1996. This increase is due to a 13.29% increase in tonnage and increases in raw material costs.

GROSS PROFIT:

Gross  profit for fiscal year 1997 was  $16,811,474  or 4.49% higher than fiscal
1996. As a percentage of net sales, gross profit decreased to 24.01% during fiscal 1997 from 26.15% in fiscal 1996, due to the issues discussed above.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:

Working capital: As of September 30, 1998, working capital was $4.82 million compared to a working capital deficit at the end of fiscal 1997 of ($2.28) million, a $7.1 million increase. The current ratios were 1.22 and 0.88 as of September 30, 1998 and 1997, respectively. This increase is mainly due to debt refinancing and an increase in cash and equivalents, as a result of the incorporation of a new subsidiary.

Cash flows provided by operations was $7.87 million, $4.5 million and $5.14 million for the years ended 1998, 1997 and 1996, respectively. The decrease during fiscal year 1997 is mainly due to a decrease in net income. The increase in cash flows during fiscal year 1998 is mainly due to an increase in net income, allowances, depreciation and a significant increase in minority interest.

Change in operating assets and liabilities during fiscal year 1998 was approximately $1.46 million which is mainly due to an increase in inventories and a decrease in accounts payable.

INVESTING ACTIVITIES:

During the three years under analysis, the Company obtained external financing in order to carry out part of its operating and investing activities.

During fiscal year 1997, the Company invested in operating assets and long-term investments, mainly Inolasa - Adecsa, and As de Oros during fiscal year 1998.

FINANCING ACTIVITIES:

As previously mentioned in the investing and operating activities, during 1998, the Company used cash mainly for capital expenditures and inventory, both of which are related to the normal investing activities of the Company. In addition, the Company invested in stock from other companies and acquisition of its new subsidiary, As de Oros.

Management re-financed the Company's debt and improved its liquidity during fiscal 1998. Increased liabilities are mainly the result of consolidating As de Oros' debt and new loans.

Cash provided by (used in) financing activities was $(396,383), $1,351,926, and $3,099,113 for the years ended September 30, 1998, 1997 and 1996, respectively. The decrease in 1997 is mainly due to an increase in debt amortization, as well as the repurchase of common stock. The decrease in 1998 is mainly due to amortization of debt and a decrease in due from shareholders. Management expects to continue to finance its operations with its normal operating activities and external sources, and that there will be sufficient resources available to meet the Company's cash requirements through the next year.

OTHER MATTERS:

ENVIRONMENTAL COMPLIANCE

The Company is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which the Company operates. However, in the future, the Company could become subject to material costs to comply with environmental laws in jurisdictions in which it does not now do business. At the present time, the Company cannot assess the potential impact of any such potential environmental regulation on cash flows, results of operations and financial condition. The Company practices sustainable environmental policies such as reforestation, processes and recycles its waste, produces organic fertilizer, and is currently improving its oxidation lagoons and sewerage treatment plants.

YEAR 2000 ISSUE

     The Company established a formal Year 2000 oversight committee in December, 1997. The members of this committee are the Information Systems Manager, the Corporate Auditor, the Administrative Director, an Information Systems auditor, and the Company's external Information Systems Advisor. Along with this committee, the Company has written certification that its Information Systems tools that were developed by Oracle are "Fully Year 2000 Compliant". Other applications that have been certified include: RDBMS, Developer 2000 - Forms, Developer 2000 - Reports, Developer 2000 - Graphics, SQL*Plus, Oracle Bood Runtime, Oracle Data Browser.

     The Company has begun the conversion, testing and implementation stages of its Year 2000 plan, and is in the process of the final integrated test with key users. The plan will include vendors, customers and intermediaries. Management expects to develop and complete its Year 2000 plan during fiscal 1999 and will report on this project's progress. To the extent that the Company could not implement such stages, adverse impact could arise.

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

Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result a number of risks, uncertainties and assumptions. Representatives examples of these factors include (without limitation) general industrial and economic conditions; cost of capital and capital requirements; shifts in customer demands; changes in the continued availability of financial amounts and at the terms necessary to support the Company's future business.

ITEM 7.   A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is located in this report under the heading "Exchange Rate Risk," "Foreign Competition," "Commodity Risk Management," and "Exchange Rate Risk Management."

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference to the Independent Auditors' Report found on page F-2 and from the consolidated financial statement and supplementary data on pages F-3 through F-22 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements between the Company and its accountants during the fiscal year ended September 30, 1998.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company, their ages and present positions held in the Company, as of September 30, 1998, are as follows:

NAME                              Age               POSITION HELD
----                              ---               -------------
Calixto Chaves                     52             Chief Executive
                                                  Officer, Chairman, President
                                                  and Director

Federico Vargas                    65             Director

Jorge M. Quesada                   49             Chief Financial Officer,
                                                  Treasurer and Director

Luis J. Lauredo                    49             Director

Alfred E. Smith, IV                47             Director

Monica Chaves                      27             Secretary

The Honorable Luis Guinot          63             Director

Jose Pablo Chaves                  26             Director

     The Company's Directors will serve in such capacity until the next annual meeting of the Company shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. Calixto Chaves and Monica Chaves are father and daughter. Calixto Chaves and Jose Pablo Chaves are father and son. Jorge M. Quesada is the brother-in-law of Calixto Chaves. Otherwise, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

     CALIXTO CHAVES. Mr. Chaves was the founder and President of Corporacion Pipasa, S.A. from its inception in 1969 to the present. He was the founder and President of Aero Costa Rica, S.A., a private Costa Rican airline. He is currently on the Boards of Directors of Central American Oils and Derivatives, S.A., and American Oleaginous Industry ("INOLASA"). From 1994 to 1996, he was a Board member of Cerveceria Americana, a private brewery. In 1994, he served as an advisor to the Ministry of Economic Business Affairs. From 1983 to 1985, he was a member of the Board of Directors of the Sugar Cane Agricultural League. From 1982 to 1986, he served in the Costa Rican Ministry of Industry, Energy and Mines and became Minister of Natural Resources in 1986. From 1982 to 1986, he was a member of the Board of Directors of MINASA, a Costa Rican mining company. Mr. Chaves was founder of the Chamber of Industries in the Costa Rican province of Heredia. From 1973 to 1974, he was President of the Board of Directors of Banco Nacional de Belen. He devotes a minimum of 48 hours per week to the affairs of the Company.

     DR. FEDERICO VARGAS. He has served as a Professor of Economics and Social Sciences at the University of Costa Rica from 1963 to the present. Dr. Vargas has been involved in extensive political activities since 1974. From 1990 to 1994, he served as a Deputy in the Costa Rican Assembly. From 1993 to 1994, he was Chairman of the Legislative Section of the National Liberation Party of
Costa Rica. Prior to 1990, Dr. Vargas held a number of political offices, including Ambassador of Costa Rica to the United States, Ambassador of Costa Rica to the Organization of American States, Counselor to the President of Costa Rica in Finance and External Debt, with the rank of Minister, and Economics Advisor to the President of Costa Rica. His teaching activities included serving as the Chairman of Economists at the Instituto de Investigaciones Economicas, University of Costa Rica and Director of the Economics Department, School of Economics and Social Sciences, University of Costa Rica. Dr. Vargas serves on the boards and advisory bodies of numerous charitable and educational organizations and is the author of a number of publications on economic and educational matters. He obtained his Bachelors in Business Administration from Nichols College in Massachusetts in 1954 and his Ph.D. from the University of Colorado in 1967. He has also attended the Wharton School of Finance and Commerce at the Universe of Pennsylvania. He devotes such time as may be necessary to fulfill his obligations as an outside director of the Company.

     LIC. JORGE M. QUESADA. Mr. Quesada has held numerous positions with Corporacion Pipasa, S.A. since 1985 and has been Executive Vice President since 1990. He was a member of the Boards of Directors of Banco Formento Agricola since 1991 until 1997. From 1987 to 1991, he was on the Board of Directors of Financiera Belen, S.A. Mr. Quesada has conducted numerous seminars regarding marketing issues. He obtained his Degree in Business Administration, with emphasis on Public Accounting, from the University of Costa Rica in 1984. He devotes a minimum of 48 hours per week to the affairs of the Company.

     LUIS J. LAUREDO. From 1995 to the present, he has been the Director of the International Consulting Group for the law firm of Greenberg Traurig, of Miami, Washington, and New York. From 1994 to 1995, he was Executive Director of the Summit of the Americas, a non-profit organization. From 1992 to 1994, he was a Commissioner on the Florida Public Service Commission, as well as Chairman of the International Relations Committee of the National Association of Regulatory Utility Commissioners. In his career, Mr. Lauredo has had a number of positions in the banking industry. He has served on numerous advisory committees, including the Export-Import Bank of the U.S. He has represented the President of the United States as special U.S. Ambassador to the inaugurations of the Presidents of Colombia, Venezuela, Brazil, and Costa Rica. He also served as a founding Director of the Hispanic Council on Foreign Affairs, Washington, D.C. Mr. Lauredo received his B.A. from Columbia University in New York City and has attended the University of Madrid in Spain and Georgetown University Law Center in Washington, D.C. He devotes such time as is necessary to fulfill his obligations as an outside director of the Company.

     ALFRED E. SMITH, IV. Mr. Smith has been a director of the Company since June 1, 1994. He was a partner of the New York Stock Exchange member firm of Adler, Coleman & Co., Inc. from 1979 to 1994. Since 1998, he has been with Hunter Specialist, a New York Stock Exchange member firm. In September, 1994, Adler, Coleman & Co. sold the Adler, Coleman Cleaning division to an unaffiliated third party. In February, 1995, the entity which acquired the Adler, Coleman Cleaning division filed for bankruptcy protection under Chapter
11. Mr. Smith is a member of the Government Relations Committee of the New York Exchange, Director and Secretary of the Alfred Emanuel Smith Memorial Foundation, Chairman of the Cardinal's Committee for the Laity-Wall Street Division, Director of the Center for Hope, a Trustee of St. Vincent's Hospital and a Trustee of Iona Prep School. He is a member of the New York City Advisory Board of the Enterprise Foundation and the American Association of the Sovereign Military Order of Malta. He has received numerous awards for his charity humanitarian work. Mr. Smith was educated at Villanova University.

     MONICA CHAVES. Mrs. Chaves is Secretary of the Board of Directors of the Company and is also member of the Board of Directors of Pipasa. Mrs. Chaves joined Pipasa as assistant manager in the Financial Division in 1991; since 1993 she has managed the Pipasa's Special Investment Department. Mrs. Chaves received a Bachelor's degree in Business Administration from Saint Michaels College, Vermont.

     HONORABLE AMBASSADOR MR. LOUIS GUINOT, JR. Luis Guinot Jr. was born in San Juan, Puerto Rico on April 8, 1935. He attended college in the United States, where he graduated from the Catholic University of America School of Law in Washington, D.C. After completing his undergraduate studies at New York University, he was commissioned an Ensign in the U.S. Navy where he served in several billets-both shore and afloat - including a tour of duty as gunnery officer of the destroyer USS Gearing (DD710) and Senior Shore Patrol Officer of the U.S. Sixth Fleet based in Naples, Italy. After completion of his military obligation, Mr. Guinot entered the private practice of law in Washington, D.C. Mr. Guinot has served as United States Ambassador to the Republic of Costa Rica, as the Assistant General Counsel of the United States Department of Agriculture and as Administrator of the Office of the Commonwealth of Puerto Rico in Washington, D.C. Additionally, Mr. Guinot has also appeared as speaker and lecturer on United States-Latin American Trade, North American Free Trade Agreement ("NAFTA"), and GATT related matters, and he is the author of several newspaper articles on the same subject. Mr. Guinot is a member of the Commonwealth of Virginia and the District of Columbia Bar Association and has been admitted to practice before the bars of the U.S. Supreme Court, the 1st and the 11th Circuit Court of Appeals, the Bars of the Southern District of New York, and the Southern District of Florida, Eastern Districts of Virginia, and the Court of military appeals. Mr. Guinot is also a fellow of the American Bar Foundation, a former member of the U.S. Presidential Commission on Civil Disorders (Kerner Commission) and former member of the Board of Directors of the Legal Services Corporation. Mr. Guinot was awarded the Grand Order of Juan Mora (Silver Plaque) by the Government of Costa Rica. He has been featured speaker on Conferences on the general subject of hemispheric free trade and served as legal advisor to U.S. corporations doing business in Latin America as well as legal advisor to ministries of Central and South American Countries. He is currently a member of the U.S. law firm of Shapiro and Olander.

     JOSE PABLO CHAVES. Mr. Chaves assists the Board of Directors of Pipasa and As de Oros, as well as Restaurantes As de Oros, S.A., and is a board member of the Company and the Company's Chief Operating Officer. Mr. Chaves studied Business Administration with emphasis in Marketing in the U.S. (Babson College, Massachusetts) and in Costa Rica. Mr. Chaves is the founder of three Costa Rican Companies, and is the son of Calixto Chaves.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-K under the 34 Act requires the Company to identify in its Form 10K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements the Company has the following report to make under this section. All of the Company's officers or directors and all persons owning more than ten percent of its shares have filed the subject reports on a timely basis during the past fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the Summary Compensation Table for the Chief Executive Officer and the most highly compensated executive officer other than the Chief Executive Officer who was serving as executive officer at the end of the last fiscal year:

                           SUMMARY COMPENSATION TABLE

                                             Salary               Bonus (2)
Name and Main Position        Years      Compensation (1)      Compensation(2)

Calixto Chaves                 1998         $126,780               $1,993
Chief Executive Officer        1997          104,477                5,098
                               1996           94,780                3,864

(1) All salary compensation was paid in Costa Rican colones, rather than U.S. dollars. For the purposes of this presentation, all compensation has been converted to U.S. dollars at the then current exchange rate for Costa Rican colones.

(2)  Represents Director's fees payable for action as a Director of Pipasa.

     Compensation Committee Interlocks and Insider Participation

     The Company has a Compensation Committee consisting of Calixto Chaves, Chairman of the Board and Jorge Quesada, Chief Financial Officer. This Committee makes the determinations for stock issuance pursuant to the Company's compensation plans. The Company has no retirement, pension or profit sharing plans covering its officers and directors, but does contemplate implementation of any such plan in the future through Pipasa and As de Oros.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of post-Split shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its common stock, (ii) each director and nominee for director, (iii) certain executive officers of the Company, and (iv) all directors and officers as a group, prior to the acquisitions and after the acquisitions of 100% of Pipasa and As de Oros:


                                            Amount and                                Amount and
                                            Nature of              Percent of         Nature of            Percent of
                                            Beneficial             Shares Owned       Beneficial           Shares Owned
Name and Address of                         Ownership Prior to     Prior to           Ownership After      After
Beneficial Owner(1)                         Acquisitions (2)(3)    Acquisitions (2)   Acquisitions (2)(3)  Acquisitions (2)
----------------------------------------------------------------------------------------------------------------------------
Calixto Chaves.........................     1,993,315(4)           26.87%             5,676,910(5)         44.44%
Commercial Angui, S.A..................       815,686              10.99%             2,486,607(6)         19.46%
  c/o Bufete Chaverri, Soto & Asociados
        Barrio Escalante de Cine Magaly,
       400 Metros Este
       San Jose, Costa Rica
Jorge M. Quesada.......................      52,295(7)               *                   52,295(7)           *
Monica Chaves..........................     133,333(8)               *                  133,333(8)           *
Luis Guinot, Jr. ......................           0                  0                        0              0
Luis J. Lauredo .......................           0                  0                        0              0
Federico Vargas........................           0                  0                        0              0
Alfred E. Smith IV.....................      33,333                  *                   33,333              *
Jose Pablo Chaves......................     279,324                  *                  279,324              *

______________________

* Indicates less than 1% of outstanding shares owned.

(1) Unless otherwise indicated, the address of each beneficial owner is RICA FOODS, INC., 95 Merrick Way, Suite 507, Coral Gables, Florida 33134.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options, warrants and convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(3) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(4) Includes 861,315 shares of common stock owned of record by Atisbos de Belen, S.A., a Costa Rican corporation wholly-owned by Mr. Chaves and his wife, 833,333 shares of common stock owned of record by
          Inversiones Leytor, S.A., a Costa Rican company wholly-owned by Mr. Chaves, and 298,667 shares of common stock owned of record by OCC, S.A., a Costa Rican company wholly-owned by Mr. Chaves and his wife. Does not include 133,333 shares and 279,324 shares owned by his adult daughter and adult son respectively.
(5) Includes 3,683,595 post-Split shares of common stock to be acquired pursuant to the Pipasa Acquisition.
(6) Includes 1,670,921 post-Split shares of common stock to be acquired pursuant to the As de Oros Acquisition.
(7) Includes 52,295 shares owned by Jorque, S.A., a closely-held Costa Rican company whose principal shareholders are the wife and adult son of Mr. Jorge Quesada.
(8) Owned of record by Moninternacional, S.A., a Costa Rican corporation owned by Monica Chaves, the adult daughter of Mr. Chaves. Mr. Chaves disclaims any beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Balances and transactions with related parties consist of the following:

                                                    1998              1997
                                                    ----              ----
     Due from stockholders                       $ 170,413         $ 920,476
     Due from related parties                      656,904            76,243
     Due to stockholders                            75,671            36,870
     Due to stockholders (long-term)                18,526            20,489

     Balances due from stockholders originate from interest bearing loans, which bear interest at market rates, made primarily to the Company's Chief Executive Officer, other stockholders and to Inversiones La Ribera, S.A. ("Inversiones La Ribera"), a company 100% owned by the Company's Chief Executive Officer.

     Balance due to stockholders in 1998 and 1997 originate from notes payables to the Company's Chief Executive Officer and other stockholders.

     During June 1998, Inversiones La Ribera paid-off outstanding debts due to Pipasa from related parties in the amount of $1,245,197, in exchange for 276,710 shares of Company's common stock. The Company recorded such shares as treasury stock. In connection with this transaction, the Company agreed to a buy back option agreement with Inversiones La Ribera, whereby Inversiones La Ribera can buy back the 276,710 shares at a $4.50 strike price. This option can be exercised any time within a period of one year from the date of the agreement.

     The Company retained the law firm of Shapiro and Olander on November 5, 1998, to provide corporate legal advice on an ongoing basis. Director Luis Guinot, Jr. is a member of the firm.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     14(a) Documents filed for this item are filed as a separate section following the signature page. Reference is made to the Consolidated Financial Statements on page F-1.

     (1)  See Page No. F-1.

     (2) Schedules, other than those listed on Page F-1 are omitted because of the absence of conditions under which they are required or because the information required is included in the consolidated financial statements and notes thereto.

     (3)  Exhibits

Number     Description                   Reference
------------------------------------------------------------------------------
 (2)       Acquisition Plans

      2.1 Stock Purchase Agreement, dated as of September 28, 1998, by and between the Company and Inversiones La Ribera, S.A. filed as Exhibit 10.1 to Form 8-K filed on October 13, 1998 is incorporated by reference herein.

      2.2 Stock Purchase Agreement, dated as of September 28, 1998, by and between the Company and Comercial Angui, S.A. filed as Exhibit 10.2 to Form 8-K filed on October 13, 1998 is incorporated by reference herein.

(3)   3.1   Articles of Incorporation    Previously filed.

      3.2   By-Laws                      Previously filed.

(4)         Instrument defining rights   See 3.1 above.
            of security holders

(10)        Material Contracts

     10.1 Note Purchase Agreement, dated as of January 1, 1998, filed as Exhibit 10.1 to Form 10-Q filed on May 20, 1998 is incorporated by reference herein.

     10.2 Stock Purchase Agreement dated as of January 22, 1998 by and between the Company and Comercial Angui, S.A., filed as Exhibit 10.2 to Form 10-Q filed on May 20, 1998 is incorporated by reference herein.

(21)        Subsidiaries of registrant   See page 73.

(27)        Financial Data Schedule      See page 74.

     (b) Reports on form 8-K. During the last quarter of fiscal year ended September 30, 1998, the Company filed one report on Form 8-K on July 14, 1998 pertaining to the replacement of the Company's auditors, and filed an amendment to that report on August 3, 1998 submitting the auditor's letter concurring with the Company's disclosure.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RICA FOODS, INC.

Dated: January 6, 1999                      By: /s/ Calixto Chaves
                                               -----------------------------
                                               Chief Executive Officer

Dated: January 6, 1999                      By: /s/ Randall Piedra
                                               -----------------------------
                                               Chief Financial Officer

Dated: January 6, 1999                      By: /s/ Monica Chaves
                                               -----------------------------
                                               Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Calixto Chaves                                  January 6, 1999
--------------------------------            --------------------------------
Calixto Chaves Zamora, Director


/s/ Federico Vargas                                 January 6, 1999
--------------------------------            --------------------------------
Federico Vargas, Director


/s/ Jorge M. Quesada                                January 6, 1999
--------------------------------            --------------------------------
Jorge M. Quesada, Director


/s/ Jose Pablo Chaves                               January 6, 1999
--------------------------------            ---------------------------------
Jose Pablo Chaves

                        RICA FOODS, INC. AND SUBSIDIARIES


                        Consolidated Financial Statements

                           September 30, 1998 and 1997

                 (With Independent Certified Public Accountants)

               Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Rica Foods, Inc.:


We have audited the accompanying consolidated balance sheet of Rica Foods, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rica Foods, Inc. and subsidiaries as of September 30, 1998 and the results of their operations and their cash flows for the year ended September 30, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen LLP



Miami, Florida,
  December 11, 1998.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
Costa Rica International, Inc.

We have audited the accompanying consolidated balance sheets of Costa Rica International, Inc. and Subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Costa Rica International, Inc. and Subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1997, in comformity with generally accepted accounting principles.

KPMG Peat Marwick


San Jose, Costa Rica
December 5, 1997

                       RICA FOODS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          September 30, 1998 and 1997

                Assets                                 1998            1997
                ------                                 ----            ----
Current assets:
  Cash and cash equivalents                       $  3,290,757    $  1,388,290
  Short-term investments                               101,892       1,935,671
  Notes and accounts receivable, net                 8,290,021       5,818,760
  Due from related parties                             656,904          76,243
  Inventories, net                                  12,862,456       7,106,214
  Prepaid expenses                                     648,918         130,088
                                                  ------------    ------------
     Total current assets                           25,850,948      16,455,266
                                                  ------------    ------------

Property, plant and equipment, net                  28,494,233      14,350,427
Long-term receivable-trade                             119,229         176,520
Long-term investments                                4,720,335       4,385,197
Other assets                                         2,039,443       1,187,128
Cost in excess of acquired business, net             1,781,147               -
                                                  ------------    ------------
     Total assets                                 $ 63,005,335    $ 36,554,538
                                                  ============    ============

       Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                $  7,510,750    $  5,191,923
  Accrued expenses                                   3,035,951       2,137,237
  Notes payable                                      8,463,052      10,126,947
  Current portion of long-term debt                  1,940,073       1,251,127
  Due to stockholders                                   75,671          36,870
                                                  ------------    ------------
     Total current liabilities                      21,025,497      18,744,104
                                                  ------------    ------------

Long-term debt,  net of current portion             22,559,425       5,252,149
Due to stockholders                                     18,526          20,489
Deferred income tax liability                        1,974,407               -
                                                  ------------    ------------
     Total liabilities                              45,577,855      24,016,742
                                                  ------------    ------------

Minority interest                                    6,078,595       5,248,362
Stockholders' equity:
  Common stock                                           7,419           6,603
  Preferred stock                                    4,323,025       2,216,072
  Additional paid-in capital                        11,987,393       9,388,209
  Cumulative translation adjustment                 (5,630,035)     (4,675,549)
  Retained earnings                                  3,370,982       2,122,542
                                                  ------------    ------------
                                                    14,058,784       9,057,877
  Less:
  Due from stockholders                               (170,413)       (920,476)
  Treasury stock, at cost                           (2,539,486)       (847,967)
                                                  ------------    ------------
     Total  stockholders' equity                    11,348,885       7,289,434
                                                  ------------    ------------

     Total liabilities and stockholders' equity    $ 63,005,335    $ 36,554,538
                                                   ============    ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         RICA FOODS, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                             Years ended September 30,

                                                1998            1997            1996
                                                ----            ----            ----

Sales, net                                 $ 103,676,630    $ 70,018,094    $ 61,535,457
Cost of sales                                 76,346,857      53,206,620      45,446,182
                                           -------------    ------------    ------------
     Gross profit                             27,329,773      16,811,474      16,089,275
                                           -------------    ------------    ------------
Operating expenses:
  General and administrative                   8,694,664       6,049,338       4,415,842
  Selling                                     12,182,757       6,800,375       6,506,131
  Amortization  of cost in  excess of
    net assets of acquired business              297,206               -               -
                                           -------------    ------------    ------------
     Total operating expenses                 21,174,627      12,849,713      10,921,973
                                           -------------    ------------    ------------

     Income from operations                    6,155,146       3,961,761       5,167,302
Other expenses (income):
  Interest expense                             3,108,182       2,509,131       2,686,801
  Interest income                               (614,211)       (826,870)       (439,821)
  Foreign exchange losses, net                 1,412,971         205,988         101,529
  Miscellaneous, net                          (1,392,732)       (308,993)       (197,147)
                                           -------------    ------------    ------------
    Other expenses (income), net               2,514,210       1,579,256       2,151,362
                                           -------------    ------------    ------------
    Income before income taxes and
      minority interest
                                               3,640,936       2,382,505       3,015,940
Provision for income taxes                       188,663         291,396         244,431
                                           -------------    ------------    ------------
    Income before minority interest            3,452,273       2,091,109       2,771,509
Minority interest                              2,034,100       1,164,877       1,121,630
                                           -------------    ------------    ------------
    Net income                                 1,418,173         926,232       1,649,879
Preferred stock dividends                        288,219         172,496         211,750
                                           -------------    ------------    ------------
Net income applicable to
  common stockholders                      $   1,129,954    $    753,736    $  1,438,129
                                           =============    ============    ============
Earnings per share:
  Basic earnings per share                 $        0.16    $       0.11
                                           =============    ============
  Diluted earnings per share               $        0.16    $       0.11
                                           =============    ============
  Pro forma earnings per share                                              $       0.28
                                                                            ============
Weighted average number of common
  shares outstanding:

    Basic                                      7,078,949       6,592,021
                                           =============    ============
    Diluted                                    7,113,265       6,639,075
                                           =============    ============
    Pro forma                                                                  5,191,190
                                                                            ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                    RICA FOODS, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Stockholders' Equity
                                               Years ended September 30, 1998, 1997 and 1996

                       Common Stock   Treasury Stock
                    ----------------- --------------                  Additional               Cumulative                 Total
                                                                      ----------               ----------                 -----
                      Number of        Number of           Preferred   Paid-In      Due from   Translation  Retained  Stockholders'
                      ---------        ---------           ---------   -------      --------   -----------  --------  ------------
                      Shares   Amount  Shares    Amount      Stock    Additional  Stockholders Adjustment   Earnings      Equity
                      ------   ------  ------    ------      -----    ----------  ------------ ----------   --------      ------

Balance, September
  30, 1995           5,191,190 $5,191       -           -  $2,216,072  $7,276,511 ($1,939,380) ($2,404,016) $3,028,603 $8,182,981
Issuance of common
  stock              1,384,231  1,384       -           -           -       2,769           -            -           -      4,153
Agreement and Plan
  of Reorganization
  dated April 30,
  1996:
Common stock
  returned and
  canceled            (38,955)    (39)      -           -           -         (78)           -           -           -        (117)
Divestment of assets  (16,667)    (16)      -           -           -    (117,647)           -           -           -    (117,663)
Capital
  contributions             -       -       -           -           -       2,883            -           -           -       2,883
Capitalization of
  retained
  earnings                  -       -       -           -           -   2,198,855            -           -  (2,198,855)          -
Cash dividends on
  common stock of
  Pipasa                    -       -       -           -           -           -            -           -    (168,599)   (168,599)
Cash dividends on
  preferred stock           -       -       -           -           -           -            -           -    (211,750)   (211,750)
Net income                  -       -       -           -           -           -            -           -   1,649,879   1,649,879
Decrease in Due
  from Stockholders         -       -       -           -           -           -      834,390           -           -     834,390
Translation
  adjustment                -       -       -           -           -           -            -  (1,192,237)          -  (1,192,237)
                    ---------- ------ ------- -----------  ---------- -----------  -----------  -----------  ---------- -----------

Balance, September
  30, 1996           6,519,799  6,520       -           -   2,216,072   9,363,293  (1,104,990)  (3,596,253)  2,099,278   8,983,920
Issuance of
  common stock          83,333     83       -           -           -      24,916           -            -           -      24,999
Cash dividends on
  common stock of
  Pipasa                     -      -       -           -           -           -           -            -    (730,472)   (730,472)
Cash dividends on
  preferred
  stock                      -      -       -           -           -           -           -            -    (172,496)   (172,496)
Purchase of common
  stock                      -      - 188,329    (847,967)          -           -           -            -           -    (847,967)
Net income                   -      -       -           -           -           -           -            -     926,232     926,232
Decrease in Due
  from
  Stockholders               -      -       -           -           -           -     184,514            -           -     184,514
Translation
  adjustment                 -      -       -           -           -           -           -   (1,079,296)          -  (1,079,296)
                    ---------- ------ -------  ----------  ---------- ----------- -----------  -----------  ---------- -----------
Balance, September
  30, 1997           6,603,132  6,603 188,329   (847,967)   2,216,072   9,388,209   (920,476)   (4,675,549)  2,122,542   7,289,434
Acquisition  of
  As de Oros           815,686    816       -          -    1,003,287   2,599,184           -            -           -   3,603,287

                                                                                                          (continued on next page)



                                                    RICA FOODS, INC. AND SUBSIDIARIES
                                             Consolidated Statements of Stockholders' Equity
                                              Years ended September 30, 1998, 1997 and 1996
                                                               (continued)

                        Common Stock   Treasury Stock
                    ----------------- --------------                  Additional               Cumulative                 Total
                                                                      ----------               ----------                 -----
                      Number of        Number of           Preferred   Paid-In      Due from   Translation  Retained  Stockholders'
                      ---------        ---------           ---------   -------      --------   -----------  --------  ------------
                      Shares   Amount  Shares    Amount      Stock    Additional  Stockholders Adjustment   Earnings      Equity
                      ------   ------  ------    ------      -----    ----------  ------------ ----------   --------      ------

 Cash dividends on
   preferred
   stock                    -      -        -          -           -           -           -            -    (169,733)   (169,733)
 Preferred stock
   dividends
   issued                   -      -        -          -   1,103,666           -           -            -               1,103,666
 Repurchase of
   common stock             -      -  276,710 (1,245,197)          -           -           -            -           -  (1,245,197)
 Company's stock
   swapped for
   Pipasa's "TCA"
   preferred stock          -      - (146,077)   657,344           -           -           -            -           -     657,344
 Repurchase of
   Pipasa's "TCA"
   preferred stock          -      -  282,958 (1,103,666)          -           -           -            -           -  (1,103,666)
 Net income                 -      -        -          -           -           -           -            -   1,418,173   1,418,173
 Decrease in Due
   from
   Stockholders             -      -        -          -           -           -     750,063            -           -     750,063
 Translation
   adjustment               -      -        -          -           -           -           -     (954,486)          -    (954,486)
                    ---------- ------ ------- ----------  ---------- -----------  ----------  -----------  ---------- -----------
 Balance, September
   30, 1998          7,418,818 $7,419 601,920 $2,539,486) $4,323,025 $11,987,393   ($170,413) ($5,630,035) $3,370,982 $11,348,885
                    ========== ====== ======= =========== ========== ===========  ==========  ===========  ========== ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.



                                       RICA FOODS, INC. AND SUBSIDIARIES

                                     Consolidated Statements of Cash Flows

                                           Years ended September 30,

                                                             1998               1997                 1996
                                                             ----               ----                 ----
Cash flows from operating activities:
  Net income                                              $1,418,173         $  926,232        $  1,649,879
                                                          ----------         ----------        ------------
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                        2,313,075          1,384,910           1,232,269
      Renewal for production poultry                       1,340,431            982,823             912,727
      Allowance for inventory obsolescence                    29,435                  -                   -
      Amortization of cost in excess of net assets
        of acquired business                                 297,206                  -                   -
      Increase in provision for vacation accrual             123,063                  -                   -
      Amortization of software development costs             122,761            105,534                   -
      Loss (gain) on sale of productive assets                (3,732)           (76,519)              77,461
      Deferred income tax benefit                           (122,308)                 -                   -
      Provision for doubtful  receivables                    301,432            213,000             154,868
      Minority interest                                    2,034,100          1,164,877           1,121,630
  Changes in operating assets and liabilities:
      Notes and accounts receivable                          952,598         (1,989,098)         (1,193,383)
      Due from related parties                               116,693            108,143             496,513
      Inventories                                         (1,891,920)        (1,722,092)         (2,987,313)
      Prepaid expenses                                       967,717             13,479            (20,165)
      Accounts payable                                    (1,920,001)         2,956,628             468,898
      Accrued expenses                                       256,847            611,497             163,059
      Long-term receivable-trade                              56,116             13,568            (36,986)
                                                          ----------         ----------        ------------
        Cash provided by operating
          activities                                       6,391,686          4,692,982           2,039,457
                                                          ----------         ----------        ------------
Investing activities:
  Short-term investments                                   1,833,749         (1,795,778)            (44,594)
  Initial cash balance from subsidiary acquired            1,147,472                  -                   -
  Additions to property, plant and equipment              (5,313,919)        (3,973,736)         (1,672,706)
  Increase in long-term investments                       (2,135,614)        (3,708,805)                  -
  Proceeds from sales of productive  assets and
     long-term investments                                   348,818             90,597           1,013,574
  Increase in other assets                                  (723,579)          (232,923)         (1,095,621)
                                                          ----------         ----------        ------------
    Cash used in investing
      activities                                          (4,843,073)        (9,620,645)         (1,799,347)
                                                          ----------         ----------        ------------
Financing activities:
  Increase in notes payable                                2,510,177          1,783,467           1,745,986
  Preferred stock cash dividends                            (288,219)          (172,496)           (211,750)
  Common stock cash dividends                                      -          1,343,569)           (424,378)

                                                                                                          (continued on next page)


                                                   RICA FOODS, INC. AND SUBSIDIARIES

                                           Consolidated Statements of Cash Flows - Continued

                                                       Years ended September 30,

                                                             1998               1997                 1996
                                                             ----               ----                 ----
  Long-term financing:
    Payments                                               (2,753,919)        (2,134,580)         (1,344,403)
    New loans                                               2,344,966          3,134,004           3,415,700
  Return of capital                                                -                   -            (110,745)
  Due to related parties                                      205,546             60,424                   -
  Due from stockholders                                    (2,414,934)           150,265                   -
  Exercise of warrants                                              -             25,000                   -
  Repurchase of common stock                                        -           (150,589)                  -
  Other liabilities                                                 -                  -              28,703
                                                          -----------        -----------         -----------
    Cash provided by (used in) financing
      activities                                             (396,383)         1,351,926           3,099,113
                                                           ----------         ----------        ------------
Effect of exchange rate changes on cash
  and cash equivalents                                        750,237           (165,285)           (323,506)
                                                          -----------        -----------         -----------
    Increase (decrease) in cash and cash
      equivalents                                           1,902,467         (3,741,022)          3,015,717
Cash and cash equivalents at beginning of year              1,388,290          5,129,312           2,113,595
                                                          -----------        -----------         -----------
Cash and cash equivalents at end of year                  $ 3,290,757        $ 1,388,290         $ 5,129,312
                                                          ===========        ===========         ===========
Supplemental disclosures of cash flow information:
  Cash paid during year for:
    Interest                                              $ 2,482,826        $ 2,493,716         $  2,411,604
                                                          ===========        ===========         ============
    Income taxes                                          $   117,935        $    61,030         $    189,054
                                                          ===========        ===========         ============
Supplemental schedule of non-cash investing and
  financing activities:
    Acquisition of  treasury stock through
      financial agreement                                 $ 1,245,197
                                                          ===========
    Dividends paid as preferred shares                    $ 1,103,666
                                                          ===========
    Acquisition of business:
      Fair value of assets acquired                       $ 7,709,050
                                                          ===========
      Common stock issued                                 $ 2,600,000
                                                          ===========
      Loan assumed                                        $ 2,400,000
                                                          ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Rica Foods, Inc., (the "Company"), formerly Quantum Learning Systems, Inc. was incorporated under the laws of the State of Utah on February 6, 1986 and filed a public offering in 1987. In April 1994, the Company changed its legal domicile from Utah to Nevada. In April 1996, the Company entered into an acquisition agreement to acquire the majority of the stock of Corporacion Pipasa, S.A. ("Pipasa"), a Costa Rican entity. This transaction was approved by the stockholders of the Company on August 5, 1996 and consummated on September 30, 1996. Simultaneously with the acquisition of Pipasa, the Company divested itself of all other subsidiaries.

     On February 26, 1998, the Company consummated an agreement (the "Original Oros Agreement") with Comercial Angui, S.A. ("Angui"), a Costa Rican privately held company, and the majority stockholders of Corporacion As de Oros, S.A. ("As de Oros") to purchase 56.38% of the outstanding common stock of As de Oros in exchange for 815,686 shares of Company stock at a price of $3.19 per share, for a total of $2.6 million, and for a $2.4 million face value promissory note payable in cash upon its maturity in January 2000, accounted for at its present value of $1,927,976.

     On April 14, 1998, the Board of Directors of the Company adopted a proposal which would change the Company's name from "Costa Rica International, Inc." to "Rica Foods, Inc." The Board of Directors believes the name change is in the best interests of the Company because it would enhance the Company's corporate identity with a name that is more closely related to the poultry producing business of its principal subsidiaries, Pipasa and As de Oros. The stockholders of the Company approved the name change at the May 29, 1998 stockholders' meeting.

     Pipasa and As de Oros produce and market poultry products and animal feed, mainly in the Republic of Costa Rica. As de Oros also owns a chain of fast food fried chicken restaurants, which operate in Costa Rica. Pipasa exports its products to El Salvador, Honduras, Nicaragua, and Colombia.

     The Company's fiscal 1998, 1997 and 1996 years encompass the periods ending September 30, 1998, 1997 and 1996, respectively.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


AGREEMENT AND PLAN OF REORGANIZATION

     On April 30, 1996, the Company entered into an Agreement and Plan of Reorganization (the "First Pipasa Agreement") for the acquisition of Pipasa, and the divestiture of all the current subsidiaries and activities of the Company. The stockholders of the Company approved the plan of reorganization on August 5, 1996. Pursuant to the Agreement, and as of September 30, 1996, the Company had exchanged 5,191,190 shares of its common stock for approximately 59.56% of Pipasa's common shares. The 40.44% interest not acquired in the merger transaction has been accounted for as minority interest for all years presented.

ACCOUNTING PRINCIPLES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Accounting records of subsidiaries are maintained according to generally accepted accounting principles in Costa Rica and have been converted to GAAP in consolidation.

PRINCIPLES OF CONSOLIDATION RECLASSIFICATIONS

     The consolidated financial statements include the accounts of Rica Foods, Inc., and subsidiaries (subsidiaries include Pipasa and As de Oros). The minority interest held by third parties in a majority owned subsidiary is separately stated. All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements as of September 30, 1998 and 1997 reflect the acquisition of Pipasa as a reverse acquisition, whereby Pipasa was treated as the accounting acquirer and the Company as the legal acquirer. Accordingly, for financial reporting purposes, the issuance of stock in the acquisition is treated as an issuance by the operating company, Pipasa. Accordingly, financial statements for fiscal 1996 are those of Pipasa (the accounting acquiror), as required by GAAP.

     The consolidated financial statements as of September 30, 1998, reflect the acquisition of As de Oros using the purchase method of accounting. The excess purchase price over the fair market value of the net assets acquired is being amortized using the straight-line method over a period of five years.

     Certain prior period balances have been reclassified to conform to the 1998 presentation.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


USE OF ESTIMATES IN THE PREPARATION OF  FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by Management include but are not limited to the realization of inventories, the possible outcome of outstanding litigation and ultimate collection of customer receivables. Actual results in subsequent periods could differ from estimates.

FOREIGN CURRENCY TRANSLATION

     Most business transactions of the Company's subsidiares take place in the Republic of Costa Rica and are denominated in the local currency, the colon ([cent sign]). The exchange rate between the colon and the US dollar is determined in a free exchange market, supervised by the Central Bank of Costa Rica. As of September 30, 1998, 1997 and 1996, commercial exchange rates were [cent sign]264.07, [cent sign]238.77 and [cent sign]213.94 to US$1.00, respectively.

     The financial statements of Pipasa and As de Oros have been translated into US dollars on the basis of the colon ([cent sign]) as the functional currency, as follows: assets and liabilities denominated in dollars have been stated at nominal dollar amounts; assets and liabilities denominated in Costa Rican colones have been translated at the commercial exchange rates in effect on September 30, 1998 and 1997; stockholders' equity accounts have been translated at historical exchange rates; income and expenses have been translated at average exchange rates in effect during the years then ended. Translation adjustments have been recorded as a separate component of stockholders' equity.

CASH EQUIVALENTS

     Highly liquid investments with original maturities of three months or less are considered cash equivalents.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


INVESTMENTS

     Short-term investments consist primarily of commercial paper denominated in U.S. dollars and colones, with original maturities between 3 and 12 months. These investments bear interest at 6% in U.S. dollars and 18.6% in colones (from 7% to 9% in US dollars for 1997) and are carried at cost, which approximates fair market value. The Company has investments in short-term debt securities that have been classified under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as held to maturity.

INVENTORIES AND RENEWAL OF PRODUCTION POULTRY

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Costs pertaining to the growth period of reproductive hens are capitalized and are subsequently amortized over the expected reproductive life of the hen. Renewal of production poultry is determined based on the estimated poultry reproductive period.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Improvements to property, plant and equipment which extend the assets useful lives are capitalized. Cost for maintenance, repairs and minor renewals are charged to expense when incurred.

     Depreciation is provided using the straight-line method over estimated useful lives: buildings-50 years; vehicles, machinery and equipment, furniture and fixtures-between 5 and 20 years.

     Cost of leasehold rights on leased properties, accounted for as operating leases, are amortized over the lease term agreement using the straight-line method.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising costs amounted to $815,699, $295,768 and $445,466 in 1998, 1997 and 1996, respectively.
Advertising expenses are included as part of selling expenses on the statement of income.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No.109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.


NEW ACCOUNTING PRONOUNCEMENTS

Disclosure of Information about Capital Structure
-------------------------------------------------

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure about Capital Structure," which requires companies to present additional information about securities, preferred stock and redeemable stock and is effective for fiscal years beginning after December 15, 1997.

Reporting Comprehensive Income
------------------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997.

Disclosures about Segments of an Enterprise and Related Information
-------------------------------------------------------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public businesses report certain information in the financial statements about their products, services, geographic areas in which they operate, and their major customers, related to the operating segments of the company. The statement is effective for fiscal years beginning after December 15, 1997.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


Accounting for Derivative Instruments and for Hedging Activities
----------------------------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. Management of the Company has not yet quantified the impact of adopting SFAS No.133.

NOTE 2 - NOTES AND ACCOUNTS RECEIVABLE

     Notes and accounts receivable consist of the following:

                                             1998                  1997
                                             ----                  ----
  Accounts receivable:
   Trade receivables                    $ 7,771,455            $4,838,313
   Other                                  1,214,400             1,212,879
                                        -----------            ----------
                                          8,985,855             6,051,192
  Less: allowance for doubtful
        accounts                           (727,005)             (380,791)
                                        -----------            ----------
                                          8,258,850             5,670,401
  Short-term notes-trade                     31,171               148,359
                                        -----------            ----------
                                        $ 8,290,021           $ 5,818,760
                                        ===========           ===========


NOTE 3 - ACCOUNTS AND TRANSACTIONS WITH RELATED PARTIES

     Balances and transactions with related parties consist of the following:


                                             1998                   1997
                                             ----                   ----
     Due from stockholders                $ 170,413              $ 920,476
     Due from related parties               656,904                 76,243
     Due to stockholders                     75,671                 36,870
     Due to stockholders (long-term)         18,526                 20,489

     Balances due from stockholders originate from interest bearing loans, which bear interest at market rates, made primarily to the Company's Chief Executive Officer, other stockholders and to Inversiones La Ribera, S.A., ("Inversiones La Ribera"), a company 100% owned by the Company's Chief Executive Officer.

     Balance due to stockholders in 1998 and 1997 originate from notes payables to the Company's Chief Executive Officer and other stockholders.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


     During June 1998, Inversiones La Ribera paid off outstanding debts due to Pipasa from related parties in the amount of $1,245,197, in exchange for 276,710 shares of the Company's common stock. The Company recorded such shares as treasury stock. In connection with this transaction, the Company agreed to a buy back option agreement with Inversiones La Ribera, whereby Inversiones La Ribera can buy back the 276,710 shares at a $4.50 strike price. This option can be exercised any time within a period of one year from the date of the agreement.

NOTE 4 - INVENTORIES, NET

     Inventories, net consist of the following:

                                             1998                   1997
                                             ----                   ----

Finished products                      $  3,038,319              $ 686,423
Poultry                                   2,713,040              2,269,993
Production poultry                        3,141,980              1,708,071
Materials and supplies                    1,710,071              1,134,115
Raw materials                             2,849,126              1,639,527
In transit                                  204,681                131,188
                                       ------------             ----------
                                         13,657,217              7,569,317
Renewal of production poultry              (766,736)              (463,103)
Allowance for obsolescence                 ( 28,025)                     -
                                       ------------             ----------
Inventories, net                       $ 12,862,456             $7,106,214
                                       ============             ==========

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, short-term investments, accounts payable, notes and accounts receivable and long-term receivable-trade, are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company estimates that the carrying value of notes payable, current installments of long-term debt and long-term debt, approximates fair value because interest rates are adjustable based on market interest rates.

     Futures contracts with original maturities of less than one year are used to hedge fluctuations in corn and soybean meal prices. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on commodity futures transactions are deferred until the futures contracts are liquidated. As of September 30, 1998, the Company has futures contracts in place to hedge purchases of such commodities for $713,600 with a fair value of $673,200.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net, is summarized as follows:

                                             1998                     1997
                                             ----                     ----

Land                                      $ 7,835,150             $ 2,253,591
Buildings and facilities                   11,000,373               5,955,582
Machinery and equipment                    17,426,179              10,302,630
Machinery in transit                          126,146                       -
Construction in process                       719,547                 782,812
                                          -----------            ------------
                                           37,107,395              19,294,615
Less: accumulated depreciation             (8,613,162)             (4,944,188)
                                          -----------            ------------
Property, plant and equipment, net        $28,494,233            $ 14,350,427
                                          ===========            ============

     Depreciation and amortization expense for the years ended September 30, 1998, 1997, and 1996 amounted to $2,313,075, $1,384,910, and $1,232,269, respectively.

NOTE 7 - LONG -TERM INVESTMENTS

     Long-term investments consist of the following:

                                              1998                    1997
                                              ----                    ----

Grupo Industrias Oleaginosas S.A.
  ("Inolasa") (10% ownership)              $3,936,551              $4,353,667
La Condesa, S.A.                              757,375                       -
Others (less than 50% ownership)               26,409                  31,530
                                           ----------              ----------
                                           $4,720,335              $4,385,197
                                           ==========              ==========

     Inolasa is the only Costa Rican supplier of soybean meal. During 1998, the Company received cash dividends from Inolasa in the amount of approximately $150,000. This is included in miscellaneous, net on the statement of income.

     During 1998, the Company invested $757,375 in 200,000,000 preferred shares of La Condesa S.A. Dividends on the preferred shares are payable annually at 5.62% in cash or in kind. La Condesa S.A. is a hotel located in Costa Rica. Acccording to Costa Rican tax laws, 50% of the amounts invested in tourism-related companies can be deducted from the income tax during the period the transaction took place. Accordingly, the Company has deducted $399,122 from its income tax payable for fiscal 1998.

     Investments   in  companies  are  carried  at  cost,   based  on  ownership
percentage. Dividends received from those companies are included in other income.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



NOTE 8 - NOTES PAYABLE

      Notes payable consist of the following:

                                                1998                 1997
                                                ----                 ----

Loans payable                               $5,648,310          $ 6,188,036
Bank overdrafts                              1,414,247              371,193
Commercial paper                             1,075,736            3,562,721
Other                                          324,759                4,997
                                            ----------          -----------
                                            $8,463,052          $10,126,947
                                            ==========          ===========

     Loans payable include lines of credit and commitments with banks for letters of credit to support commercial operations with suppliers to acquire raw materials. The Company has a $500,000 line of credit with the brokerage firm, Futures U.S.A., Inc. ("FIMAT"), which is used to finance purchases of corn and soybean.

     As of September 30, 1998, the Company has line of credit agreements with banks for a maximum of $11.6 million, of which $4.8 million has already been used ($8.8 million for 1997, of which $4.4 million had already been used). Agreements may be renewed annually, and bear interest at annual rates ranging from 8% to 10% (9.25% and 12.00% for 1997). Those agreements are secured by property.

     Commercial paper consists of unsecured debt certificates denominated in colones registered with the Comision Nacional de Valores ("Costa Rican Stock Exchange"), with a maximum authorized amount of $3.7 million ([cent sign]1 billion). The Company's commercial paper bears annual interest rates ranging from 18.50% to 24.50% and from 17.25% to 19.25%, in 1998 and 1997, respectively.

     As of September 1998, the Costa Rican Stock Exchange approved the withdrawal of Pipasa's debt certificates from the stock exchange market.

NOTE 9 - LONG TERM DEBT

 Long-term consists of the following:
                                                   1998              1997
                                                   ----              ----

 Private placement                             $20,000,000        $        -
 Bank loans                                      2,984,250         5,395,152
 Commercial paper-unsecured                         42,224            46,698
 Other                                           1,473,024         1,061,426
                                               -----------        ----------
                                                24,499,498         6,503,276

 Less: current installments                      1,940,073         1,251,127
                                               -----------        ----------
                                               $22,559,425        $5,252,149
                                               ===========        ==========

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



     As of September 30, 1998, bank loans in the amount of $1 million are secured by the Company's equipment and vehicles in the amount of $1.5 million, and are due from October 1998 to April 2005.

     The Company completed a private placement (the "Private Placement") of $20 million in notes payable bearing an annual interest rate of 11.71%, comprised of $8 million in Series "A" Senior Notes and $12 million in Series "B" Senior Notes (collectively the "Notes"). The closing date of the agreement was on January 23, 1998 for series "A" and February 26, 1998 for series "B". No collateral was pledged relating to the private placement. The Private Placement includes the following terms, among others:

- The Notes shall be payable annually in five consecutive principal installments amounting to $4,000,000 each beginning on January 15, 2001. The Notes have a two-year principal payment grace period.
- The Company has signed covenants stating that there will be no significant organizational changes and that the Company will comply with all federal and local laws and regulations.
- Financial and business information for the Company and its subsidiaries will be remitted periodically.
- The Company is committed to comply with several financial and operational covenants, and to review the relevant terms included in the agreement to prevent the existence of a default or event of default.


     Interest rates for long-term debt are as follows:

                                           1998                    1997
                                           ----                    ----
     US dollar loans                   8.5% - 11.71%            8.25% - 10%
     Costa Rican colones loans              -                     19% - 27%
     Commercial paper-unsecured         24% - 24.5%                 18.56%

     Future payments on long-term debt at September 30, 1998 are as follows:

                       Year                            Amount
                       ----                            ------
                       1999                         $ 1,940,073
                       2000                           1,447,986
                       2001                           4,615,637
                       2002                           4,445,554
                       2003                           4,050,248
                    Thereafter                        8,000,000
                                                    -----------
                                                    $24,499,498
                                                    ===========

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



NOTE 10 - EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE

     Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method according to SFAS No. 128 "Earnings per Share". Earnings per share pertaining to 1997 results of operations have been restated to comply with this standard.

     Earnings per share and weighted average amounts have been restated to reflect reverse stock split effective on December 29, 1998.

     Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:

                                            1998          1997           1996
                                            ----          ----           ----
Numerator:
---------
  Income from continuing operations      $1,129,954   $  753,736
                                         ==========   ==========
  Pro forma earnings from continuing
    operations                                                      $ 1,438,129
                                                                    ===========
Denominator:
-----------
  Denominator for basic income
    per share                             7,078,949    6,592,021
  Effect of dilutive securities:
    Options to purchase common stock         34,316       47,054             -
  Denominator for diluted earnings
    per share                             7,113,265    6,639,075
                                         ==========   ==========
  Denominator for pro forma earnings
    per share                                                         5,191,190
                                                                    ===========
Earnings per share from continuing
  operations:
    Basic                                $     0.16   $      0.11
                                         ==========   ===========
    Diluted                              $     0.16   $      0.11
                                         ==========   ===========
    Pro forma                                                       $      0.28
                                                                    ===========

     The Company did not have any antidilutive securities outstanding as of September 30, 1998 and 1997.

     The shares used in computing pro forma earnings per share are those shares issued by the Company to effect the business combination for the acquisition of 59.56% of the outstanding shares of Pipasa.

     The minority interest in the income of subsidiaries and dividends on preferred stock have been excluded from income available to common stockholders.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



NOTE 11 -  PRO FORMA FINANCIAL INFORMATION

     Following is pro forma financial information which presents results of operations for the years ended September 30, 1998 and 1997, as if the acquisition of 56.38% of As de Oros, consummated on February 26, 1998, had taken place on October 1, 1996:

                                                  1998                1997
                                                  ----                ----
Revenues                                     $ 120,491,783       $ 116,532,789
Net income (loss)                                  854,178          (1,758,194)

Basic earnings per share:
  Weighted average number of shares
    outstanding                                  7,418,818           7,407,707
                                             =============       =============
  Earnings (loss) per share                       $   0.12            $  (0.24)
                                             =============       =============
Diluted earnings per share:
  Incremental shares from assumed
    conversions of warrants                         34,316              47,054
  Adjusted weighted average shares               7,453,134           7,454,761
                                             =============       =============
  Diluted earnings (loss) per share          $        0.11       $       (0.24)
                                             =============       =============


     Pro forma, basic and diluted weighted average outstanding shares and earnings per share amounts, have been restated to reflect reverse stock split.

     Basic and adjusted weighted average shares are computed assuming the stocks issued for the acquisition of As de Oros, had taken place on October 1, 1996.

NOTE 12 - EMPLOYEE BENEFIT PLAN

     On April 14, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, 200,000 shares of the Company's common stock, par value $.001 per share, are reserved for issuance upon exercise of options. The plan is designed to serve as an incentive for retaining and attracting qualified persons and/or entities that provide services. As of September 30, 1998, the Company had not issued any options under the Plan.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



NOTE 13 - STOCKHOLDERS' EQUITY

COMMON STOCK

     As of September 30, 1998 and 1997, 20,000,000 common shares at $.001 par value were authorized. As of September 30, 1998 and 1997, 7,418,818 and 6,603,132 shares were authorized and issued, respectively. Outstanding shares as of September 30, 1998 and 1997 were 7,099,856 and 6,414,803, respectively. During February 1998, the Company issued 815,686 shares of common stock to purchase 56.38% of As de Oros.

     During November 1997, the Board of Directors authorized the repurchase of up to 66,667 shares of the Company's common stock. The repurchase program authorizes Management, at its discretion, to make purchases from time to time as circumstances warrant. As of September 30, 1998, no stocks had been purchased under this program.

PREFERRED STOCK

     Rica Foods, Inc.
     ---------------

     On September 30, 1998 and 1997, 1,000,000 preferred shares at $1.00 par value of the Company were authorized. Such preferred shares to have such classes and preferences as the Board of Directors of the Company determines from time to time. No preferred shares had been issued as of September 30, 1998.

     All subsidiary preferred stock outstanding as of September 30, 1998 and 1997 is included in preferred stock in the stockholders' equity section of the balance sheet.

     Pipasa
     ------

     As of September 30, 1998, Pipasa had issued 600,789 shares of preferred stock. Preferred stock was comprised of 317,831 Class "C" preferred shares and 282,958 series "TCA" amounting to $2,216,072 and $1,103,666, respectively. The 282,958 series "TCA" shares issued were repurchased in exchange for 146,077 shares of the Company's stock. This stock is held as a short-term investment by Pipasa. "TCA" refer to "Titulos de Capital" which is a mechanism used by Costa Rican corporations to document, among other things, but not limited to, retained earnings, linked to equity ownership, with the same shareholder rights and obligations of common stockholders. "TCA" can be used for the issuance of common or preferred shares. The Series "TCA" preferred shares are included in the treasury stock as of September 30, 1998. Dividends on these preferred shares are based on the following terms:

- 53,034 shares of Class "C-A", 60,702 shares of Class "C-B" and 72,695 shares of Class "C-D" receive a 10% annual dividend payable monthly and adjustable by the Board of Directors.

- 131,400 shares of Class "C-C" receive a dividend equal to the prime rate set by the Central Bank of Costa Rica plus two percent, payable monthly.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



- 282,958 shares series "TCA" receive a dividend in proportion to dividends distributed to common stock.

     As de Oros
     ----------

     As of September 30, 1998, 1,200,000 Class "C" preferred shares issued by As de Oros were authorized, of which 158,374 had been issued for a total of US$1,003,287. The shares accrue a monthly dividend at the prime rate set by the Central Bank of Costa Rica.

     As of September 30, 1998, there are no dividends in arrears.

TREASURY STOCK

     As of September 30, 1998 and 1997, 601,920 and 188,329 shares of the Company's common stock, amounting to $2,539,486 and $847,967, respectively, were held in treasury shares. As of September 30, 1998, these shares include 282,958 shares of preferred stock series "TCA" which amounted to $1,103,666.

RETAINED EARNINGS

     Costa Rican legislation requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of total capital stock be allocated to a legal reserve. As of September 30, 1998 and 1997, the Company has reserved earnings of $911,780 and $605,887 respectively, for the creation of a legal reserve.

     As of September 30, 1998, Pipasa has retained earnings of $4,805,871 which may be distributed to current stockholders. As de Oros has an accumulated deficit of $6,815,791. These amounts are computed by applying the exchange rate as of the date of the balance sheet to the retained earnings (accumulated deficit) balance expressed in colones.

     During the year ended September 1998, subsidiaries of the Company paid preferred stock dividends amounting to $288,219 of which $169,733 pertains to the Company due to its ownership interest in subsidiaries. Pipasa distributed 282,958 series "TCA" of preferred stock as dividends to its common stockholders, in the amount of $1,103,666.

NOTE 14 - OPERATING LEASES


     The Company has operating leases for vehicles and cooling equipment. At the end of the lease terms, the Company has the option of returning the equipment or buying the equipment at estimated market value. A percentage of the money paid during the lease terms will be applied to this purchase price.

     Rental expenses for operating leases amounted to $550,627, $307,734 and $276,740, for the fiscal years of 1998, 1997 and 1996, respectively.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



     The Company was obligated for the following minimum annual base rentals under operating leases at September 30, 1998:


          Fiscal Year                                Amount
          -----------                                ------
             1999                                  $ 407,490
             2000                                    390,915
             2001                                     92,564
             Thereafter                                    -
                                                   ---------
                                                   $ 890,969
                                                   =========

NOTE 15 - INCOME TAXES

     Income tax expense attributable to income from continuing operations for the years ended September 30, 1998, 1997 and 1996 consists of:

                                         Current      Deferred         Total
                                         -------      --------         -----
Year ended September 30, 1998:          $ 310,971    $ (122,308)     $ 188,663
Year ended September 30, 1997:            291,396             -         291,396
Year ended September 30, 1996:            244,431             -         244,431


     Costa Rican income tax expense attributable to income from continuing operations was $310,971, $291,396 and $244,431 for the years ended September 30, 1998, 1997 and 1996, respectively, and differs from the amounts computed by applying the Costa Rican corporate tax rate of 30% to pretax income from continuous operations as a result of the following:

                                                 1998         1997         1996
                                                 ----         ----         ----
Computed statutory income tax
  expense                                    $ 1,092,281    $ 714,752    $904,782
Increase (reduction) in income taxes
  resulting from:
  Non-deductible (taxable) expenses
    (income), net                               (281,330)    (145,952)   (116,772)
  Increases (decreases) in provisions             41,926      (21,094)     20,778
  Tax benefit under Costa Rica Income
    Tax Law Article 8,  Section T for
    Agricultural Companies and Article 8,
    Section F                                   (122,667)    (134,775)   (151,960)
  Deduction for reinvestment of prior
    year earnings in machinery and equipment
    under Costa Rica Income Tax Law
    Article 8, Section T for Agricultural
    Companies                                   (276,524)    (265,061)   (250,284)

                                                        (continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



                                                 1998         1997         1996
                                                 ----         ----         ----
  Non-deductible depreciation expense            122,308      113,725      57,792
  Deductible investments in tourism related
    companies                                   (399,122)           -           -
  Depreciation revalued assets                  (237,755)    (210,689)   (219,905)
  Amortization of cost in excess of
    net assets of acquired business               89,162            -           -
  Other items                                    282,692      240,490           -
                                             -----------    ---------   ---------
                                                 310,971      291,396     244,431
  Deferred tax benefit                          (122,308)           -           -
                                             -----------    ---------   ---------
                                             $   188,663    $ 291,396   $ 244,431
                                             ===========    =========   =========

     Other  items  mainly  consist  of  operating   losses  from   subsidiaries,
intercompany profit elimination and foreign tax asset credits.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are presented below:

                                                     1998               1997
                                                     ----               ----
Deferred tax assets:
-------------------
Allowance for doubtful accounts:                 $  218,102        $  114,237
Revaluation of property, plant and equipment
  depreciable for Costa Rican tax purposes        4,979,419         2,485,775
Loss carryforwards                                1,266,058                 -
Provision for social benefits                       109,411                 -
                                                  ---------         ---------
Total gross deferred tax assets                   6,572,990         2,600,012
Less valuation allowance                         (6,572,990)       (2,600,012)
                                                 ----------        ----------
                                                 $        -        $        -
                                                 ==========        ==========

Deferred tax liability:
----------------------
Excess fair market value over book value of
  assets acquired                                $1,974,407        $        -
                                                 ==========        ==========

     The Company has established a valuation allowance equal to 100% of its deferred tax asset for the current year and the prior years. Under Costa Rica Income Tax Law, the Company is subject to a 1% asset tax which may be credited against the regular income tax liability. However, if the income tax is less than the asset tax liability in the same tax year, the asset tax must still be paid in full. The deferred tax asset results primarily from the revaluation of property, plant and equipment. The Company has a Costa Rican tax loss carryforward for As de Oros of $1,266,058, which, if unused, will expire on September 30, 2000. The Company has historically reported a slightly higher asset tax liability compared to the income tax liability. In addition, the Company has significant tax incentives available in Costa Rica which potentially

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


will reduce future taxable income thereby reducing the potential benefit of the additional depreciation resulting from the tax asset revaluation. Based on the above, the Company's Management does not consider that the deferred tax asset will be realized in the foreseeable future. Accordingly, the recognition of a deferred tax asset in the financial statements is not justified.

     The recorded deferred tax benefit for the year ended September 30, 1998 consists of the amortization of the deferred tax liability resulting from basis differences on property, plant and equipment resulting from the As de Oros acquisition. The deferred tax liability is being amortized over a ten year period which is consistent with the amortization period of the underlying property, plant and equipment.

     United States taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment.

     In accordance with the Costa Rican income tax regulations, the companies are required to file the annual income tax returns for the twelve-month period ended September 30 of each year.

     According to local laws in Costa Rica, the income tax returns of Pipasa and As de Oros for the years ended September 30, 1998, 1997 and 1996, are open to examination by the Costa Rican tax authorities.

NOTE 16 - STOCK WARRANTS

     On May 27, 1994, Management of the Company approved the issuance of warrants to purchase 66,666 shares of common stock at $2.25 per share to an outside consultant in exchange for services to be rendered to the Company. These warrants expire on May 27, 1999.

     On August 1, 1995,  the  Management  of the  Company  approved  the sale of warrants to two members of its Board of Directors and one independent consultant, for the purchase price of $300 per warrant. The warrants are for the purchase of a total of 83,333 shares of the Company's $0.001 common stock at an exercise price of $0.10 per share. The warrants could be exercised anytime from August 1, 1995 to August 1, 2000. Between November and December, 1996, 83,333 warrants were exercised and both Directors and the independent consultant received 83,333 shares.

     On June 15, 1998, the Management of the Company approved a buy back option agreement with Inversiones La Ribera for 276,710 shares at a strike price of $4.50 per share, which can be exercised any time within a period of one year from the date of the agreement. These shares are considered as dilutive in the earnings per share calculation.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


NOTE 17 - ACQUISITION OF POULTRY DIVISION AND ANIMAL FEED CONCENTRATE OF COOPEMONTECILLOS, R.L.

     On April 21, 1997, Pipasa acquired the poultry division and animal feed concentrate business of Costa Rica-based Coopemontecillos R.L., for approximately $2.6 million. Under the agreement, Pipasa acquired all the poultry division's assets and operations of Coopemontecillos, including plant, equipment, vehicle fleet, inventory, hens and raw material.

NOTE 18 - BUSINESS SEGMENT INFORMATION

     The Company's operations have been classified into six business segments: broiler chicken, animal feed, by-products, exports, restaurants and other. Summarized financial information by business segment for 1998, 1997 and 1996 is as follows (in millions of dollars):

                                        1998              1997           1996
                                        ----              ----           ----
Net sales:
      Broiler chicken                 $ 60.1            $ 44.3         $ 41.2
      Animal feed                       17.8               7.0            5.0
      By-products                        9.4               7.9            7.1
      Exports                            2.7               2.3            1.2
      Restaurants                        5.1                 -              -
      Other                              8.5               8.5            7.0
                                       -----             -----          -----
                                       103.6              70.0           61.5
                                       -----             -----          -----

Cost of sales:
      Broiler chicken                   44.5              32.6           28.8
      Animal feed                       14.0               5.8            4.5
      By-products                        5.4               4.8            4.6
      Exports                            1.8               1.7            0.9
      Restaurants                        2.7                 -              -
      Other                              7.9               8.3            6.6
                                       -----             -----          -----
                                        76.3              53.2           45.4
                                       -----             -----          -----
Gross profit:
      Broiler chicken                   15.6              11.7           12.4
      Animal feed                        3.8               1.2            0.5
      By-products                        4.0               3.1            2.5
      Exports                            0.9               0.6            0.3
      Restaurants                        2.4                 -              -
      Other                              0.6               0.2            0.4
                                       -----             -----          -----
                                        27.3              16.8           16.1
                                       -----             -----          -----
Selling expenses:
      Broiler chicken                    5.6               4.4            4.2
      Animal feed                        1.7               0.2            0.2
      By-products                        0.9               1.5            1.3
      Exports                            0.3               0.2            0.2
      Restaurants                        1.9                 -              -
      Others                             0.7                 -              -
      Corporate                          1.0               0.5            0.6
                                       -----             -----          -----
                                        12.1               6.8            6.5
                                       -----             -----          -----
                                                      (continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


                                        1998              1997           1996
                                        ----              ----           ----
General and administrative:
      Corporate                          8.7               6.0            4.4
      Amortization of cost in excess
        of net assets of acquired
        business                         0.3                 -              -
                                       -----             -----          -----
Income from operations                 $ 6.2             $ 4.0          $ 5.2
                                       -----             -----          -----

NOTE 19 - PURCHASE TRANSACTIONS

     On September 28, 1998, the Company and Pipasa entered into an agreement (the "Final Pipasa Agreement") providing for the purchase of the remaining common stock of Pipasa from Inversiones La Ribera for 3,683,595 shares of the Company's common stock. The Final Pipasa Agreement was amended on November 9, 1998 to provide that the transaction would be subject to (i) the receipt of an opinion from an independent firm that the transaction was fair from a financial point of view to the Company's stockholders and (ii) approval of the transaction by holders of a majority of the issued and outstanding common stock of the Company.

     On September 28, 1998, the Company and Angui, entered into an agreement (the "Final Oros Agreement") to purchase Angui's remaining interest in As de Oros in exchange for 1,670,921 shares of the Company's common stock. Holders of the majority of the Company's common stock approved the transaction and the Company expects to receive fairness opinions and to close the purchase of the remaining stock of As de Oros on or before January 31, 1999.

NOTE 20 - CONCENTRATION OF RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit quality financial institutions.

     The majority of the Company's customers are located in Costa Rica. No single customer accounted for more than five percent of the Company's net sales in 1998, 1997 and 1996, and no account receivable from any customer exceeded $425,000. Credit risk is mitigated due to the fact that the Company's customer base is diverse and is located throughout Costa Rica. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, as well as general economic conditions. Consequently, an adverse change in these factors could affect the Company's estimate of the bad debt allowance.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


NOTE 21 - COMMITMENTS AND CONTINGENCIES

VEHICLE SELF INSURANCE

     The Company does not have damage insurance or a specific self-insurance fund for vehicles that are not under lease agreements. The Company has liability insurance to cover third parties through an umbrella policy ranging from approximately $38,000 to a maximum of $947,000. While the ultimate amount of claims incurred by third parties may be dependent on future developments, in Management's opinion, insurance is adequate to cover any future claims

LITIGATION, CLAIMS AND ASSESSMENTS

     The income tax returns for Pipasa for 1995, 1994 and 1993 were examined by the tax authorities in Costa Rica and the Company was assessed $76,976, $131,222 and $39,354 respectively, as a result of the disallowance by the Costa Rican tax authorities of approximately 26.03% in the aggregate of the deductions taken by Pipasa for 1995, 1994 and 1993. Management does not believe this matter will be resolved in the next fiscal year. Management believes that these assessments are without merit and intends to vigorously contest these claims. Management does not believe that the Company will incur a loss as a result of these assessments. No accrual has been made for any losses that may result from the resolution of this uncertainty.

     The income tax returns of As de Oros were examined by the Costa Rican tax authorities for fiscal year 1995 seeking $131,437 of additional income taxes. Authorities have contested depreciation expense and income tax withholdings of employees. As de Oros has appealed this decision and does not expect the final outcome will result in a material adverse effect on the operations or the financial position of the Company.

     During 1998, the Company settled a legal action in which $350,073 was received. This amount is included in miscellaneous income in the statement of income.

     Pipasa is a defendant in a lawsuit brought in Costa Rica in which it was served with prejudgment liens. Pipasa substituted collateral for these liens with approval of the court, which approval is currently being appealed. Pipasa has not yet been served with the Complaint in the case and, therefore, cannot ascertain the basis of the claim or the relief sought, but it believes the lawsuit is without merit and intends to assert a vigorous defense. At this time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

     No legal proceedings of a material nature to which the Company is a party were pending during the fiscal year ending September 30, 1998 and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director nor officer of the Company in his capacity as such.

                        RICA FOODS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 22 - SUBSEQUENT EVENTS

REVERSE STOCK SPLIT

     On December 15, 1998, the Board of Directors authorized a 1 for 3 reverse stock split ("the Split") of the Company's common stock to be effective on December 29, 1998. For twenty (20) days following the effective date of the Split, NASDAQ will alter the trading symbol for the Company to read "RICAD". In connection with the Split, new share certificates will be issued and those shareholders owning more than five shares of common stock, post-Split, shall receive one full share for each fraction of a share to which they would be entitled. Each shareholder holding less than 5 shares of common stock, post-Split, shall receive the payment for the fractional share held by them based on the mean of the bid and ask price on the effective date of the Split.

     All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998, 1997 and 1996 amounts have been restated to reflect the Split.

EXHIBIT INDEX


Number     Description                   Reference
------------------------------------------------------------------------------
 (2)       Acquisition Plans

      2.1 Stock Purchase Agreement, dated as of September 28, 1998, by and between the Company and Inversiones La Ribera, S.A. filed as Exhibit 10.1 to Form 8-K filed on October 13, 1998 is incorporated by reference herein.

      2.2 Stock Purchase Agreement, dated as of September 28, 1998, by and between the Company and Comercial Angui, S.A. filed as Exhibit 10.2 to Form 8-K filed on October 13, 1998 is incorporated by reference herein.

(3)   3.1   Articles of Incorporation    Previously filed.

      3.2   By-Laws                      Previously filed.

(4)         Instrument defining rights   See 3.1 above.
            of security holders

(10)        Material Contracts

     10.1 Note Purchase Agreement, dated as of January 1, 1998, filed as Exhibit 10.1 to Form 10-Q filed on May 20, 1998 is incorporated by reference herein.

     10.2 Stock Purchase Agreement dated as of January 22, 1998 by and between the Company and Comercial Angui, S.A., filed as Exhibit 10.2 to Form 10-Q filed on May 20, 1998 is incorporated by reference herein.

(21)        Subsidiaries of registrant   See page 73.

(27)        Financial Data Schedule      See page 74.