Form 10-Q
period 1998-12-31
RICA FOODS INC
filed 1999-02-19
CIK 789881

                          SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended Decenber 31, 1998

                                          or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

    For the transition period from ____________ to ____________



                           Commission File No. 0-18222



                                RICA FOODS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Nevada                                           87-0432572
             ------                                           ----------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization                          Identification No.)


95 Merrick Way, Suite 507, Coral Gables, FL                      33134
---------------------------------------------                    -----
  (Address of principal executive offices)                     (Zip Code)


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

                                   Yes /X/  No / /

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 19, 1999, was 7,418,818.

                        RICA FOODS, INC. AND SUBSIDIARIES
                                      INDEX



PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
         Consolidated Balance Sheets as of December 31, 1998
          (Unaudited) and September 30, 1998 ...............................  2
         Consolidated Statements of Income for the three months ended
           December 31, 1998 and 1997 (Unaudited) ..........................  3
         Consolidated Statements of Cash Flows for the three months ended
         December 31, 1998 and 1997 (Unaudited).............................  4
         Notes to Consolidated Financial Statements (Unaudited).............  6
ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................... 11
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ......... 20


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings .................................................. 22
ITEM 2. Changes in Securities and use of Proceeds .......................... 22
ITEM 4. Submission of matters to a vote of Security Holders ................ 23
ITEM 5. Other Information .................................................. 23
ITEM 6. Exhibits and Reports ............................................... 23

                        RICA FOODS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                    December 31,   September 30,
                                                    ------------   ------------
                                                        1998           1998
                                                        ----           ----
                                                    (Unaudited)
                      Assets
                      ------
Current assets:
    Cash and cash equivalents ..................   $  6,010,631    $  3,290,757
    Short-term investments .....................         40,184         101,892
    Notes and accounts receivable, net .........     10,448,527       8,290,021
    Due from related parties ...................        741,469         656,904
    Inventories, net ...........................     12,240,035      12,862,456
    Prepaid expenses ...........................        558,946         648,918
                                                     ----------      ----------
      Total current assets .....................     30,039,792      25,850,948
                                                     ----------      ----------

Property, plant and equipment, net .............     27,901,696      28,494,233
Long-term notes receivable-trade ...............        250,978         119,229
Long-term investment ...........................      4,587,995       4,720,335
Other assets ...................................      1,747,005       2,039,443
Cost in excess of acquired business, net .......      1,601,501       1,781,147
                                                     ----------      ----------
      Total assets .............................   $ 66,128,967    $ 63,005,335
                                                   ============    ============

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Accounts payable ...........................   $  9,303,248    $  7,510,750
    Accrued expenses ...........................      3,308,518       3,035,951
    Notes payable ..............................      7,925,813       8,463,052
    Current installments of long-term debt .....      1,772,578       1,940,073
    Due to stockholders ........................         77,939          75,671
                                                     ----------      ----------
      Total current liabilities ................     22,388,096      21,025,497
                                                     ----------      ----------

Long-term debt, net of current portion .........     21,578,281      22,559,425
Due to stockholders ............................         18,009          18,526
Deferred income tax liability ..................      1,921,989       1,974,407
                                                     ----------      ----------
      Total liabilities ........................     45,906,375      45,577,855
                                                     ----------      ----------

Minority interest ..............................      7,512,959       6,078,595

Stockholders' equity:
      Common stock .............................          7,419           7,419
      Preferred stock ..........................      4,323,025       4,323,025
      Additional paid-in capital ...............     11,987,393      11,987,393
      Cumulative translation adjustment ........     (5,860,411)     (5,630,035)
      Retained earnings ........................      4,971,760       3,370,982
                                                     ----------      ----------
                                                     15,429,186      14,058,784
                                                     ----------      ----------
      Less:
      Due from stockholders ....................       (180,067)       (170,413)
      Treasury stock, at cost ..................     (2,539,486)     (2,539,486)
                                                     ----------      ----------
Total Stockholders' equity .....................     12,709,633      11,348,885
                                                     ----------      ----------

Total liabilities and
      Stockholders' equity .....................   $ 66,128,967    $ 63,005,335
                                                   ============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the three months ended December 31, 1998 and 1997
                                    Unaudited
                                    ---------

                                                      1998              1997
                                                      ====              ====

Sales, net .................................      $31,651,795       $20,826,028
Cost of sales ..............................       20,006,822        15,610,098
                                                  -----------       -----------
     Gross profit ..........................       11,644,973         5,215,930
                                                  -----------       -----------

Operating expenses:
     Selling ...............................        4,246,218         1,859,410
     General and administrative ............        2,608,442         1,468,710
     Amortization of cost in excess of
       net assets of acquired business .....           90,482                --
                                                  -----------       -----------
     Total operating expenses ..............        6,945,142         3,328,120

    Income from operations .................        4,699,831         1,887,810

Other expenses (income):
    Interest expense .......................        1,080,919           631,960
    Interest income ........................         (181,370)         (127,517)
    Exchange losses (gains), net ...........          534,525            48,763
    Miscellaneous, net .....................         (319,336)          (69,164)
                                                  -----------       -----------
      Other expenses, net ..................        1,114,738           484,042
                                                  -----------       -----------
Income before income taxes and
    minority interest ......................        3,585,093         1,403,768
Income taxes ...............................          338,288           248,196
                                                  -----------       -----------
Income before minority interest ............        3,246,805         1,155,572
Minority interest ..........................        1,612,220           495,847
                                                  -----------       -----------
Net income .................................        1,634,585           659,725
Preferred stock dividend ...................          133,058            38,900
Net income applicable to common stock.......      $ 1,501,527       $   620,825
                                                  ===========       ===========
Earnings per share:

     Basic .................................      $      0.20       $      0.09
                                                  ===========       ===========
     Diluted ...............................      $      0.20       $      0.09
                                                  ===========       ===========
Weighted average number of
  common shares outstanding:

     Basic .................................        7,418,818         6,603,132
                                                  ===========       ===========

     Diluted ...............................        7,489,824         6,626,286
                                                  ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
              For the three months ended December 31, 1998 and 1997
                                    Unaudited
                                    ---------

                                                       1998              1997
                                                       ====              ====
Cash flows from operating activities:

Net income ...................................   $ 1,634,585        $  659,725
                                                 -----------        ----------
 Adjustments to reconcile net income to
  net cash provided by (used for) operating
  activities:
 Depreciation and amortization ...............       775,154           370,648
 Renewal for production poultry ..............       516,160           237,531
 Amortization of cost in excess of net
  assets of acquired business ................        90,482                --
 Increase in provision for vacation
  accrual ....................................        52,505                --
 Allowance for inventory obsolescence ........         7,467                --
 Amortization of software development
  costs ......................................        22,296            24,726
 Provision for doubtful receivables ..........       158,354            55,066
 Gain on sale of productive assets............       (83,342)          (22,490)
 Deferred income tax benefit .................       (52,418)               --
 Minority interest ...........................     1,612,220           495,847

  Changes in operating assets and
   liabilities:
   Notes and accounts receivable .............     (1,540,528)      (1,308,816)
   Due from related party ....................       (130,452)         (92,399)
   Inventories ...............................        124,028         (604,423)
   Prepaid expenses ..........................       (218,723)         (38,409)
   Accounts payable ..........................      1,759,871         (267,230)
   Accrued expenses ..........................        295,801         (510,670)
   Long-term notes receivable-trade ..........       (134,805)          24,367
                                                    ---------        ---------
   Cash provided by (used for)
    operating activities .....................      4,888,655         (976,527)
                                                    ---------        ---------

Cash flows from investing activities:
   Short-term investments ....................         61,709         (530,113)
   Additions to property, plant
    and equipment ............................       (803,176)        (654,547)
   Proceeds from sale of productive assets ...        119,854           77,127
     Increase (decrease) in other assets .....        216,611         (200,089)
                                                   -----------      -----------
     Cash used for investing activities ......       (405,002)      (1,307,622)
                                                   -----------      -----------


                                                          continued on next page

Cash flows from financing activities:
  Increase (decrease) in notes payable .......       (542,458)       2,137,632
  Preferred stock cash dividends .............       (133,058)         (38,900)
  Long-term financing:
   New loans .................................       (137,859)         487,223
   Payments ..................................     (1,212,803)        (287,456)
   Due to shareholders .......................        (43,196)            (151)
   Due from related party ....................             --         (175,094)
   Cash provided by (used for)                     -----------       ---------
    financing activities .....................     (2,069,374)       2,123,254
                                                   -----------       ---------

Effect of exchange rate changes on cash and
 cash equivalents ............................        305,594           (7,437)

  Increase (decrease) in cash and cash
    equivalents ..............................      2,719,873         (168,331)
  Cash and cash equivalents at beginning of
    period ...................................      3,290,758        1,388,290
                                                  -----------      -----------
  Cash and cash equivalents at end of
    period ...................................    $ 6,010,631      $ 1,219,959
                                                  ===========      ===========

Supplemental disclosures of cash flow
 information:
  Cash paid for the period for:

    Interest .................................    $   275,836      $   214,637
                                                  ===========      ===========

    Income taxes .............................    $   182,109      $    25,369
                                                  ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       RICA FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1 - GENERAL

     Management is responsible for preparing Rica Foods, Inc. and subsidiaries (collectively the "Company") financial statements and related information that appear in this Form 10-Q report. Management believes that the financial statements reflect fairly the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles in the United States. The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended September 30, 1998 which are included in Form 10-K. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. In the opinion of Management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September.30, 1999. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

     Although Management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10K for the fiscal year ended September 30, 1998.

NOTE 2 - RECLASSIFICATIONS

     Certain prior period balances have been reclassified to conform to the 1997 presentation.

NOTE 3 - INVENTORIES AND RENEWAL OF PRODUCTION POULTRY

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Costs pertaining to the growth period of reproductive hens are capitalized and are subsequently amortized over the expected reproductive life of the hen ("renewal of production poultry"). Renewal of production poultry is determined based on the estimated poultry reproductive period.

                       RICA FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Inventories, net consist of the following:


                                           December 31,        September 30,
                                               1998                1998
                                             --------             ------

Finished products .....................  $  2,398,435         $  3,038,319
Poultry ...............................     2,829,692            2,713,040
Production poultry ....................     3,003,041            3,141,980
Materials and supplies ................     1,867,030            1,710,071
Raw materials .........................     1,925,260            2,849,126
In transit ............................     1,205,229              204,681
                                            ---------            ---------
                                           13,228,687           13,657,217
                                           ==========           ==========
Renewal of production poultry                (954,046)            (766,736)
Allowance for obsolescence                    (34,606)             (28,025)
                                           ----------           ----------
Inventories, net ......... ...........   $ 12,240,035         $ 12,862,456
                                           ==========           ==========


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

                                                    Three months ended
                                                    ------------------
                                                       December 31,
                                                       ------------
                                              1998                  1997
                                              ----                  ----

Net income                                $ 1,501,527             $ 620,825
Foreign currency translation
 adjustment                                  (230,375)             (253,755)
                                            ---------              --------
 Total comprehensive income               $ 1,271,152             $ 367,070
                                            =========              ========




NOTE  5 - EARNINGS PER SHARE

     Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method according to SFAS No. 128 "Earnings per Share". Earnings per share pertaining to the three months ended December 31, 1997 have been restated to comply with this standard and to reflect the reverse stock split effective on December 29, 1998.

     Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share.

                       RICA FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


                                                           December 31,
                                                           ------------
                                                        1998          1997
                                                        ----          ----
Numerator:

    Income from continuing operations                $1,501,527    $  620,825
                                                     ==========    ==========

Denominator:
    Denominator for basic income
      per share                                       7,418,818     6,603,132
    Effect of dilutive securities:
      Options to purchase common stock                   71,006        23,154
                                                     ----------    ----------
    Denominator for diluted
     earnings per share                               7,489,824     6,626,286
                                                    ===========    ===========

Earnings per share from
  continuing operations:

    Basic                                                $ 0.20        $ 0.09
                                                    ===========    ==========
    Diluted                                              $ 0.20        $ 0.09
                                                    ===========    ==========

     The Company did not have any anti-dilutive securities outstanding as of December 31, 1998 and 1997.

     The minority interest in the income of subsidiaries and dividends on preferred stock have been excluded from income available to common stockholders.

NOTE 6 - PRO FORMA FINANCIAL INFORMATION

Following is pro forma financial information which presents results of operations for the three months ended December 31, 1997 as if the acquisition of 56.38% of As de Oros, consumatted on February 26, 1998, had taken place on October 1, 1996:

                       RICA FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Revenues                                                           $33,327,697
Net income                                                             606,824

Basic earnings per share:
  Weighted average number of shares
      outstanding                                                    7,418,818
                                                                   ===========
Earnings per share                                                       $0.08
                                                                         =====

Diluted earnings per share
  Incremental shares from assumed
      conversion of warrants                                            23,154
                                                                    ----------
  Adjusted weighted average shares                                   7,441,972
                                                                    ==========
Diluted earnings per share:                                              $0.08
                                                                         =====


Diluted and basic weighted average oustanding shares and earnings per share amounts, have been restated to reflect the reverse stock split effective on December 29, 1998.

NOTE 7 -  CHANGE IN METHOD OF ACCOUNTING

For fiscal year 1998, the Company changed its method of accounting for sales and purchases from Integrated Producers. Integrated Producers are local farmers who raise and feed poultry on behalf of the Company. The new method adopted on October 1, 1998 reflects chickens and its materials transferred to Integrated Producers as inventory. The method used until September 30, 1998 reflected transfers of chicken and its materials to the international producers as sales at cost. The effect of the change in acccounting method for the quarter ended December 31, 1998, was a decrease of sales and cost of sales of approximately $2,500,000. The statement of income for the three months ended December 31, 1997 has not been restated to reflect the new method of accounting. There was no material effect in the net income for the quarter ended December 31, 1998.

NOTE 8 - LITIGATION

Pipasa is a defendant in a lawsuit brought in Costa Rica in which it was served with prejudgment liens. Pipasa substituted collateral for these liens with the approval of the court, which approval is currently being appealed. Pipasa has not yet been served with the Complaint in the case and therefore, cannot ascertain the basis of the claim or the relief sought, but it believes the lawsuit is without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

No legal proceedings of a material nature to which the Company is a party were pending during the first quarter of fiscal year 1999, nor as of the date of this filing, and the Company knows of no legal

                       RICA FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

proceedings of a material nature pending or threatened or judgments entered against any director nor officer of the Company in his capacity as such.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW.

The Company's operations are largely conducted through Corporacion Pipasa, S.A. ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros"). Pipasa, founded in 1969, is the largest poultry company in Costa Rica with approximately a 50% market share of the chicken meat market in Costa Rica. The main activities of Pipasa are the production and sale of broiler chickens (whole chickens), poultry meat, processed chicken products, commercial eggs and premixed feed and concentrate for livestock and domestic animals. Pipasa has been in the poultry business for more than 29 years with more than 13 years of experience in exports. Pipasa owns 41 urban and rural outlets throughout Costa Rica. Today, Pipasa enjoys a vertically-integrated operation, which begins with the fertilized egg and ends with the preparation and distribution of fresh whole chickens, fast-frozen and cooked chicken patties, and sausages.

As de Oros, founded in 1954, is Costa Rica's second largest poultry producer, comprising approximately 20% of the country's poultry market. As de Oros operates 13 urban and 4 rural outlets throughout Costa Rica. In addition to the production and marketing of poultry and poultry by-products, As de Oros is one of the leaders in the Costa Rican animal feed market with a 21% market share. As de Oros also owns a chain of 36 fried chicken restaurants in Costa Rica called "Restaurantes As de Oros."

The Company's operating subsidiaries, are the largest poultry companies in Costa Rica with approximately 70% market share of the chicken meat market. The main activities of Rica Foods, Inc. subsidiaries are the production and sales of broiler chickens, poultry meat, processed chicken products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals.

The Company's subsidiaries own 58 urban and rural outlets throughout Costa Rica, two modern processing plants and an animal feed plant. The combined operation of the subsidiaries permitted Rica Foods, Inc. to obtain advantages of their similar operations and achieve certain benefits such as plant efficiencies and specialization.

Although Management believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10K for the fiscal year ended September 30, 1998.

YEAR 2000 READINESS

The Year 2000 issue is the result of computer programs and other business system being written using two digits rather than four to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. Although the Year 2000 problem will impact the Company and its business partners, a preliminary assessment of the Year 2000 exposure has been made by the Company and, primarily because the Company's major management information systems were developed with a Year 2000 certified application, the Company believes it will be able to achieve Year 2000 readiness for its internal systems by mid-fiscal 1999. The Company has also developed a plan of communication with significant business partners to obtain appropriate assurances that the Company's operations are not disrupted through these relationships and that the Year 2000 issues are resolved in a timely manner. The Company believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. However, estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to acquire accurate information regarding third party suppliers, and the ability to correct all relevant applications and third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated. Moreover, the failure of a major vendor's systems to operate properly with respect to the Year 2000 problem on a timely basis or a Year 2000 conversion that is incompatible with the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 ISSUE

Information Systems and Technology

Based on the analysis of the Company's subsidiaries, the following critical applications in As de Oros' systems areas are the focus of the Company's Year 2000 compliance efforts: operational budget, statistics, accounts receivable, animal feed billing, sales, orders, and dispatch. The Company has undergone significant strategic upgrades in its application systems in order to improve business processes. Merchandising, production planning, and Financial systems were selected for improved business functionality and are vendor certified as Year 2000 compliant. The Human Resources and Financials systems were implemented during 1996. All critical applications will be tested to ensure the asserted compliance. Additionally, the hardware and communications infrastructure has been inventoried, assessed, and, where necessary, is currently being upgraded and tested. The remediation phase is expected to be complete by mid 1999. Testing is being performed concurrently with remediation activities and final testing is expected to be substantially complete in the same timeframe.

The Company's operations are dependent on the Year 2000 readiness of third parties. The Company relies on third-party suppliers for infrastructure elements such as telephone services, electric power, water, and banking facilities, as well as merchandise suppliers.

The vendor relations area of the project refers to the Year 2000 status evaluation of key merchandise and service vendors. As part of the Year 2000 initiative, merchandise and service vendors have been surveyed to determine their readiness and the Company is in the process of obtaining or negotiating to obtain appropriate assurances from these vendors. In addition, because the Company has a select group of merchandise vendors, the Company will conduct more in depth assessments of certain of these mission critical vendors to further assess such vendor's progress. Where necessary, contingency plans will be developed to be used in the event of supplier delivery delay or failure. Although the Company has not been put on notice that any known third party's problem will not be resolved, the Company has limited information and no assurance of additional information concerning the Year 2000 readiness of third parties. The resulting risks of the Company's business are very difficult to assess; however, the inability to obtain merchandise from one or more key vendors on a timely basis could have material adverse effect on the Company's results of operations.

The Company is developing contingency plans and identifying what actions would be required if a critical system, service provider, or merchandise were not Year 2000 compliant. The company expects these plans to be finalized by mid 1999.

To date, the Company expects to spend approximately $500,000 to $750,000 to complete the project which amounts will be funded through operating cash flows or external financing. Operating costs related to Year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. Costs associated with business system solutions for improved business processes are not included in these amounts since they will not have a material adverse effect on the Company's financial condition or operating results. The costs of the project and the date on which the Company plans to complete the work are based on Management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party compliance information, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to identify and correct all relevant technologies, and the ability to acquire accurate information regarding third party suppliers. Additionally, Year 2000 expenditures vary significantly in project phases and vary depending on the remediation method used, and past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Year 2000 project.

The Company presently believes, that upon remediation of its business software applications, hardware, and other equipment with embedded technology, the Year 2000 issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Year 2000 issue could have a material impact on the Company's operations including, but not limited to, failure to or delays in delivery of merchandise resulting in loss of the Company's business.

ENVIRONMENTAL COMPLIANCE:

The Company is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, it could become subject to material costs to comply with environmental laws in jurisdictions in which it does not now do business. At the present time, the Company cannot assess the potential impact of any such potential environmental regulation. The Company has implemented sustainable environmental policies over the past several years such as reforesting approximately 500 hectares with hardwood trees, processing and recycling its wastes, producing organic fertilizer, and building oxidation lagoons and sewage treatment plants.

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

RESULTS OF OPERATIONS

The following table presents information related to the Company's operation:

                                                      QUARTER ENDED
                                                      -------------
                                           Dec 31, 1997          Dec 31, 1998
                                           ------------          ------------

Net Sales                                   $20,826,028          $31,651,795
Income from operations                        1,887,810            4,699,831

The following table presents certain items as a percentage of net sales for the period indicated:


                                                      QUARTER ENDED
                                                      -------------
                                           Dec 31, 1997         Dec 31, 1998
                                           ------------         ------------
Net sales                                     100.00%             100.00%
Cost of sales                                  74.95%              63.21%
Gross profit                                   25.05%              36.79%
Sales expenses                                  8.93%              13.42%
General and administrative                      7.05%               8.24%
Goodwill amortization                           0.00%               0.29%
Income from operations                          9.06%              14.85%
Interest expense                                3.03%               3.42%
Income before income taxes and
  minority interest                             6.74%              11.33%
Net income                                      3.17%               5.16%
Net income applicable to
  common stock                                  2.98%               4.74%
Basic earnings per share                      $ 0.20             $  0.09

Prior to the acquisition of As de Oros, there were transactions between As de Oros and Pipasa, consisting of sales of raw materials, and finished products. These transactions have been eliminated for consolidation purposes.

NET SALES:

General. Net sales generated by the Company's operations for the quarters ended December 31, 1997 and 1998 were $20.82 million and $31.65 million respectively, an increase of $10.83 million or 52%. The following table shows sales amounts by segment for each quarter:





                                           RICA FOODS, INC. AND SUBSIDIARIES


                     Three months ended December 31,
                               (thousands)                                       Increase                 Increase
                                  1998                           1997           (decrease)               (decrease)
                 ----------------------------------------  ---------------
                 ---------------------------------------------------------
 Segment             Pipasa      As de Oros  Consolidated     Consolidated       Consolidated                Pipasa
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
 Animal feed         $ 2.39          3.49         5.88             1.66             253.35%                   43.53%
 By-products           2.13          0.44         2.57             2.60              -0.92%                  -17.92%
 Exports               1.19          0.00         1.19             0.54             121.90%                  121.58%
 Other                 0.12          0.12         0.24             2.82             -91.64%                  -95.80%
 Broiler              14.73          4.19        18.93            13.21              43.28%                   11.54%
 Restaurants              -          2.85         2.85                -
                 ----------------------------------------------------------------------------------------------------
 TOTAL               $20.56        $11.09       $31.65           $20.83              51.99%                   -1.27%
                 ====================================================================================================


Animal Feed: Sales for commercial animal feed were $5.88 million and $1.66 million for the quarters ended December 31, 1998 and 1997, respectively. This represents an increase of 253.35%. This sales increase is mainly explained by a 180% increase in tonnage, combined with a 73% effect of sales mix. Animal feed sales is As de Oros' core business, and these subsidiary's contribution to sales increase in this segment has been significant. Additionally, the Company's sales of pet food has increased due to a more aggressive sales strategy.

By-products: Total sales for this segment were of $2.60 million and $2.57 million for the three months ended December 31, 1997 and 1998, respectively. The 0.92% decrease is mainly due to a 25.15% volume increase offset by exchange rate variation and price maintenance, due to certain market characteristics, such as competition, promotions that are necessary to acquire presence with important clients such as supermarket chains. In general, there has been a strong price pressure and a redistribution of sales mix toward lower price products.

Exports: The Company's exports were $0.54 million and $1.19 million during the quarters ended December 31, 1997 and 1998 respectively, an increase of 121.90%. This increase in exports was due to the combined result of: A 58% volume increase in chicken by - products exports, 110% increase in broiler chicken exports, that is explained by an slight increase in sales to Honduras and an extraordinary export that was made to Hong Kong in the months of October and November 1998 and a 228% increase of pet food exports in the animal feed segment. Pet food was introduced in the Central American market at the end of fiscal year 1997, and still presents important increase rates due to strong introduction policies.

Others: Sales of Others, which include animal feed and baby chicks to integrated producers, commercial eggs, raw materials and baby chicks to third parties, were $2.82 million and $0.24 million during the three months ended December 31, 1997 and 1998 respectively, a 91.64% decrease. This decrease is mainly explained by the variation in the way the transactions with integrated producers are being registered (or were registered). At present, transactions are registered as an inventory transfer, opposite to a regular sale. Additionally, there is an important reduction in Sales of Others, due to the elimination of intercompany sales. Prior to the acquisition of As de Oros, there were transactions between Pipasa, and As de Oros, consisting of sales of raw materials, and finished products. These transactions have been eliminated in the consolidated financial statements.

Broiler Chicken: Sales of broiler chicken were $13.21 million and $14.73 million for the three months ended December 31, 1997 and 1998 respectively. The increase of 43.28% primarily is due to a 34.63% increase in tonnage combined with the net effect of price increase and sales mix.

Restaurants: The restaurant segment had sales of $2.85 million during the three months ended December 31, 1998. Comparison with same period of fiscal year of 1997 is not possible, due to the fact that the Company did not operate this segment before the acquisition of As de Oros. Due to the holiday season in Costa Rica, the quarters ended December 31, correspond to this segment's highest sales season of each year.

The following table shows the Company's sales distribution, for the quarters ended December 31, 1997 and 1998 respectively:

                        RICA FOODS, INC. and Subsidiaries
                               Sales Distribution
                           For the three months ended

                                                    December 31,
                                                    ------------
                                           1998                   1997
                                           ----                   ----
   Animal feed                            18.57%                  8.00%
   By products                             8.12%                 12.46%
   Exports                                 3.76%                  2.58%
   Others                                  0.74%                 13.53%
   Broiler chicken                        59.79%                 63.43%
   Restaurants                             9.00%                  0.00%
   --------------------------------------------------------------------
   TOTAL                                 100.00%                100.00%
   --------------------------------------------------------------------

COST OF SALES:

General. Cost of sales was $15.61 million and $20.00 million for the quarters ended December 31, 1997 and 1998 respectively, a 28.17% increase. This increase in cost of sales was due primarily to volume increase resulting from the acquisition of the new subsidiary offset by the effect of lower cost of raw materials, such as imported grains and the advantage of higher efficiency due to increase in volume. As a percentage of sales, cost of sales was 74.9% for the three months ended December 31, 1997 compared to 63.2% in the same period of 1998, for a net decrease of 11.7%.

This important reduction in cost of sales as a percentage on net sales, is the combined result of a series of factors that improved the Company's results during the quarter ended December 30, 1998. Among these factors, are:

     o Average prices for imported grains decreased during the first quarter of fiscal 1998 when compared to average prices in the same period of fiscal 1997. Corn and soybean meal represent a high percentage of the regular animal feed diet formulation.

     o Higher volume, with the consequent advantage of higher capacity utilization.

     o The Company obtained the expected technical yields in comparison with the results obtained during the same period of fiscal year 1998. The harsh effects of results of the El Nino Weather Phenomenon during the last year have been recuperated. This weather phenomenon affected cost of sales in several ways: high temperatures decreased technical yields, witch caused low reproduction and incubation rates, high moralities and low weight gains. The combination of these low technical yields obligated the Company to import fertile eggs and chicken parts to cover the demand, at a high cost.

     o Successful use of a standard diet formulation during the three months ended December 30, 1998, in comparison with the high-energy diet that was used during October 1997 due to low weight gain.

The following table presents cost of sales information by segment, with the correspondent increase percentage and impact of volume (In millions of dollars):


                            COST OF SALES BY SEGMENTS
                            -------------------------
                            Quarter ended December 31,
                            --------------------------
                                                                    Due to
                                                                    volume
    SEGMENT                 1998           1997           %       variations
                            ----           ----           -       ----------
Animal feed                 4.20           1.33        215.94%      180.02%
Chicken by products         1.50           1.32         13.64%       25.15%
Exports                     0.67           0.39         70.54%       71.18%
Others                      0.25           2.67       (90.73%)          --
Broiler chicken            11.86          $9.91         19.72%       34.63%
Restaurants                 1.63              -            --           --

GROSS PROFIT:

Gross profit for the three months ended December 31, 1997 and 1998 was $5,2 million and $11.6 million respectively, an increase of $6.4 million or 123%. As a percentage of net sales, gross profit was 25.05% and 36.79%, respectively for the first quarters of fiscal 1997 and 1998, due to the issues discussed above. The following table shows gross profit for each segment for the quarters ended December 31, 1997 and 1998:

                               Gross Profit Margin
                               -------------------
                            Quarter ended December 31,
                            --------------------------
                            1998          1997         Variance
                            ----          ----         --------
Animal feed                28.53%        20.07%          8.45%
By products                41.58%        49.25%         -7.67%
Exports                    44.08%        27.93%         16.15%
Others                     -5.11%         5.43%        -10.54%
Broiler chicken            37.32%        24.98%         12.33%
Restaurants                46.49%            -          46.49%
TOTAL                      36.80%        25.04%         11.75%

OPERATING EXPENSES

Selling. Selling expenses increased by $2.3 million or 128% during the first quarter of fiscal 1999, compared with the same period of fiscal year 1998. This increase is due to the consolidation of a new subsidiary As de Oros and the Restaurants segment. As a percentage of net sales, selling expenses were of 13.42% and 8.93% for the three months ended December 30, 1998 and 1997 respectively.

General and Administrative. General and Administrative expenses were $2.6 million and $1.4 million for the quarters ended December 31, 1998 and 1997 respectively, an increase of $1.1 million or 77.6%. As a percentage of net sales, this item decreased from 7.05% during the first quarter of fiscal 1998 to 8.24% during the same period of fiscal 1999. This increase is mainly due to the incorporation of a new subsidiary.

OTHER EXPENSES (INCOME)

Other income and expenses increased by $0.63 million or 130% when comparing the three months ended December 31, 1998 and 1997. Interest expense was $1.08 million and $0.6 million during the three months ended December 30, 1997 and 1998 respectively. This increase is mainly due to the consolidation of As de Oros. Exchange rate losses (or gains) increased $0.44 million when compared to the first quarter of fiscal year 1998, mainly due to restructuring of long term debt to U.S. dollar currency. Along with these increases, revenues from miscellaneous net increased $0.25 million or 361%.

FINANCIAL CONDITION

OPERATING ACTIVITIES:

As of December 31, 1998, working capital was $7.6 million compared to working capital at the end of fiscal year 1998, $4.8 million for a $2.8 million increase. The current ratios were 1.22, 1.34, as of September 30, 1998, and December 31, 1998 respectively.

Cash provided by operating activities was $4.8 million during the three months ended December 31, 1998 as compared to ($0.97) million used during the same period of fiscal year 1997. This increase is mainly explained by an increase in net income and accounts payable mainly offset by a decrease in notes and accounts receivable.

INVESTMENT ACTIVITIES:

During the three months under analysis, the Company made short term investments and the Company invested $0.80 million in property, plant and equipment, compared to $0.64 million during the same period of fiscal year 1998. Management expects to invest during the present fiscal year in improving production equipment and to acquire an enterprise resource planning software to meet the Company's increased need of obtaining immediate and accurate information and process improvement.

FINANCING ACTIVITIES:

As previously mentioned in the investing activities, during 1998 the Company used cash in capital expenditures which are related to the normal investing activities of the Company. Indebtedness decreased from 72.34% as of September 30, 1998, to 69.42% as of December 31, 1998 mainly due to a reduction in long-term debt and loans combined with an improvement in the Company's cash and cash equivalents, notes and accounts receivable. Management re-financed the Company's debt during fiscal year 1998 and improved its liquidity position. Liabilities increase is mainly a result of an increase of accounts payable. Cash used by financing activities was $2.06 million during the three months ended December 31, 1998 compated to $2.1 million provided by financing activities for the three months ended December 31, 1997. The decrease in 1998 is mainly due to an increase in debt amortization and decrease of notes payable during the three months ended December 31, 1998, compared to a significant increase in notes payable during the same period of fiscal year 1998.

Leverage ratio: Leverage as of September 30, 1997 was 4.01 compared to 3.61 as of December 31, 1998. This ratio decreased due to the combined effect of stable liabilities and the improvement of net income.

Pertaining to long-term  financing the Company  decreased its new loans by $0.13
million  during  the  three  months  ended   December  31,  1998,   compared  to
approximately $0.48 million new loans as of December 31, 1997.

Future payments of the Private Placement, are as follows:

YEAR
January 15, 2001              $ 4,000,000
January 15, 2002                4,000,000
January 15, 2003                4,000,000
January 15, 2004                4,000,000
January 15, 2005                4,000,000

Interest is payable each six months and started on July 14, 1998.

Management expects to continue to finance operations and capital expenditures with its normal operating activities and external sources, and that there will be sufficient resources available to meet the Company's cash requirements through the rest of the fiscal year.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is located in this report under the heading "Exchange Rate Risk," "Foreign Competition," "Commodity Risk Management," and "Exchange Rate Risk Management."

Exchange Rate Risk

The Company makes U.S. dollar payments for its raw materials and bank facilities. This U.S. dollar expense component is not unique to the Company, as all poultry producers in Central America must rely on U.S. companies for raw materials such as corn, soybean meal and reproduction birds. Given its U.S. dollar exposure, the Company actively manages its exchange rate risk. It uses a financial model to determine the best strategy to mitigate against the devaluation of the currency of Costa Rica, the colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. For the fiscal years ended September 30, 1997 and 1998, the national devaluation rate was 11.6% and 10.6%, respectively, and correspondingly, the Company increased its prices 12.6% and 13.03%, respectively. For the first quarter of the fiscal year, the national devaluation was 4.24 % and, correspondingly, the Company increased its prices approximately 7%. Management believes that the Company's strong market will allow for this type of price increase without sacrificing demand and market share. The Company has successfully passed along such increases for the last five years. Management plans to increase its export operations in order to increase its U.S. dollar revenues, as all export sales are made in U.S. dollars. For the fiscal year ended September 30, 1998, exports increased 16.28% (in U.S. dollars) compared to exports for the same period in 1997.

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

     The Agriculture Ministry in Costa Rica monitors all chicken entering the country, as it wants to prevent the spread of Newcastle Disease in Costa Rica. The Costa Rican market currently is also protected by tariff agreements. Chicken importers must pay duties as dictated by the General Agreement on Trade and Tariffs ("GATT"). These agreements were reached at the Uruguay Round of the GATT negotiations and are due to expire in 2004. They provide that only 942 metric tons ("MT") of whole chicken parts or chicken derivatives can be imported to Costa Rica from countries outside of the Central American Common Market. This quota is taxed 34% and amounts in excess of this quota are subject to a 170% tariff. This tax rate was based on the additional cost of producing poultry in Costa Rica compared to cost of production in the U.S.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation: Pipasa is a defendant in a lawsuit brought in Costa Rica in which it was served with prejudgment liens. Pipasa substituted collateral for these liens with the approval of the court, which approval is currently being appealed. Pipasa has not yet been served with the Complaint in the case and therefore, cannot ascertain the basis of the claim or the relief sought, but it believes the lawsuit is without merit and intends to assert a vigorous defense. At the time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

No legal proceedings of a material nature to which the Company is a party were pending during the first quarter of fiscal year 1999, nor as of the date of this filing, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director nor officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company effectuated a 1 for 3 reverse stock split (the "Split") of the Company's common stock to be effective on December 29, 1998. In connection with the Split, new certificates will be issued and those shareholders owning more than five shares of common stock, post Split, shall receive one full share of each fraction of a share to which they would be entitled. Each shareholder holding less than five shares of common stock, post Split, shall receive the payment for the fractional share held by them based on the mean of bad and ask prices on the effective date of the Split.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 4, 1998, the Company sent to its stockholders of record on November 29, 1998, a Consent solicitation Statement soliciting written consent for the acquisitions of the remaining interest in Pipasa and As de Oros, respectively the Final Pipasa Agreement and the Final As de Oros Agreement. As of December 28, 1998 (the "Action Date") holders of more than a majority of the Company's issued and outstanding shares consented to these transactions. Consequently, the transactions have been approved by the consent of the Company's shareholders and, upon receipt by the Company of the fairness opinions with respect to the transactions, which has not been yet received by the Company, but expects to be received during the second quarter of fiscal year 1999. The final tabulation of consents, as of the Action Date, was 14,368,386 consents for, 335 consents against, and 5,441 consents abstained, for the acquisition of Pipasa, and 14,368,384 consents for, 337 consents against, and 5,441 consents abstained, for the acquisition of As de Oros.

ITEM 5. OTHER INFORMATION

Effective on December 29, 1998, the Company amended its Articles of Incorporation by filing Articles of Amendment with the Secretary of State of the State of Nevada, changing the number of authorized shares of the Corporation shall be 20,000,000 shares of common stock, with a par value a $ 0.001, and 1,000,000 shares of preferred stock with a par value of $ 0.001, In connection with the Split, new certificates will be issued and those shareholders owning more than five shares of common stock, post Split, shall receive one full share of each fraction of a share to which they would be entitled. Each shareholder holding less than five shares of common stock, post Split, shall receive the payment for the fractional share held by them based on the mean of bid and ask prices on the effective date of the Split.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

a) Exhibit No. 27 - Financial Data Schedule (filed herewith).

b) Reports on Form 8-K: One report on Form 8-K was filed on October 13, 1998 and amended on November 18, 1998.

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

                              RICA FOODS, INC.



Dated:  February 19, 1999     ------------------------------
                              Calixto Chaves
                              Chief Executive Officer





Dated:  February 19, 1999     ------------------------------
                              Randall Piedra
                              Chief Financial Officer




Dated:  February 19, 1999     ------------------------------
                              Monica Chaves
                              Secretary