Form 10-Q/A
period 1998-12-31
RICA FOODS INC
filed 1999-02-24
CIK 789881

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1

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

Reason for Filing Form 10-Q/A (Amendment No. 1):
Form 10-Q/A is being filed for the first quarter of 1999 for Rica Foods, Inc. because Form 10-Q filed on February 19, 1999 had several minor numerical errors. This Form 10-Q/A supersedes in its entirety the prior Form 10-Q.

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

                       RICA FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1 - GENERAL

     Management is responsible for preparing Rica Foods, Inc. and subsidiaries (collectively the "Company") financial statements and related information that appear in this Form 10-Q/A report. Management believes that the financial statements reflect fairly the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles in the United States. The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended September 30, 1998 which are included in Form 10-K. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. In the opinion of Management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September.30, 1999. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

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

NOTE 6 - PRO FORMA FINANCIAL INFORMATION

Following is pro forma financial information which presents results of operations for the three months ended December 31, 1997 as if the acquisition of 56.38% of As de Oros, consummated on February 26, 1998, had taken place on October 1, 1996:

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
                                                                         =====


Diluted and basic weighted average outstanding shares and earnings per share amounts, have been restated to reflect the reverse stock split effective on December 29, 1998.

NOTE 7 -  CHANGE IN METHOD OF ACCOUNTING

For fiscal year 1998, the Company changed its method of accounting for sales and purchases from Integrated Producers. Integrated Producers are local farmers who raise and feed poultry on behalf of the Company. The new method adopted on October 1, 1998 reflects chickens and its materials transferred to Integrated Producers as inventory. The method used until September 30, 1998 reflected transfers of chicken and its materials to the international producers as sales at cost. The effect of the change in accounting method for the quarter ended December 31, 1998, was a decrease of sales and cost of sales of approximately $2,500,000. The statement of income for the three months ended December 31, 1997 has not been restated to reflect the new method of accounting. There was no material effect in the net income for the quarter ended December 31, 1998.

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

The following table presents certain items as a percentage of net sales for the period indicated:


                                                      QUARTER ENDED
                                                      -------------
                                           Dec 31, 1997         Dec 31, 1998
                                           ------------         ------------
Net sales                                     100.00%             100.00%
Cost of sales                                  74.95%              63.21%
Gross profit                                   25.05%              36.79%
Sales expenses                                  8.93%              13.42%
General and administrative                      7.05%               8.24%
Goodwill amortization                           0.00%               0.29%
Income from operations                          9.06%              14.85%
Interest expense                                3.03%               3.42%
Income before income taxes and
  minority interest                             6.74%              11.33%
Net income                                      3.17%               5.16%
Net income applicable to
  common stock                                  2.98%               4.74%
Basic earnings per share                      $ 0.09             $  0.20

Prior to the acquisition of As de Oros, there were transactions between As de Oros and Pipasa, consisting of sales of raw materials, and finished products. These transactions have been eliminated for consolidation purposes.

NET SALES:

General. Net sales generated by the Company's operations for the quarters ended December 31, 1997 and 1998 were $20.83 million and $31.65 million respectively, an increase of $10.83 million or 52%. The following table shows sales amounts by segment for each quarter:





                                           RICA FOODS, INC. AND SUBSIDIARIES


                     Three months ended December 31,
                               (thousands)                                       Increase                 Increase
                                  1998                           1997           (decrease)               (decrease)
                 ----------------------------------------  ---------------
                 ---------------------------------------------------------
 Segment             Pipasa      As de Oros  Consolidated     Consolidated       Consolidated                Pipasa
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
 Animal feed         $ 2.39          3.49         5.88             1.66             254.22%                   43.97%
 By-products           2.13          0.44         2.57             2.60              -1.15%                   18.07%
 Exports               1.19          0.00         1.19             0.54             120.37%                  120.37%
 Other                 0.12          0.12         0.24             2.82             -91.49%                  -95.74%
 Broiler              14.72          4.19        18.92            13.21              43.30%                   11.43%
 Restaurants              -          2.85         2.85                -
                 ----------------------------------------------------------------------------------------------------
 TOTAL               $20.55        $11.09       $31.65           $20.83              51.94%                   -1.34%
                 ====================================================================================================


Animal Feed: Sales for commercial animal feed were $5.88 million and $1.66 million for the quarters ended December 31, 1998 and 1997, respectively. This represents an increase of 254.22%. This sales increase is mainly explained by a 180% increase in tonnage, combined with a 73% effect of sales mix. Animal feed sales is As de Oros' core business, and these subsidiary's contribution to sales increase in this segment has been significant. Additionally, the Company's sales of pet food has increased due to a more aggressive sales strategy.

By-products: Total sales for this segment were of $2.60 million and $2.57 million for the three months ended December 31, 1997 and 1998, respectively. The -1.15% decrease is mainly due to a 25.15% volume increase offset by exchange rate variation and price maintenance, due to certain market characteristics, such as competition, promotions that are necessary to acquire presence with important clients such as supermarket chains. In general, there has been a strong price pressure and a redistribution of sales mix toward lower price products.

Exports: The Company's exports were $0.54 million and $1.19 million during the quarters ended December 31, 1997 and 1998 respectively, an increase of 120.37%. This increase in exports was due to the combined result of: A 58% volume increase in chicken by - products exports, 110% increase in broiler chicken exports, that is explained by an slight increase in sales to Honduras and an extraordinary export that was made to Hong Kong in the months of October and November 1998 and a 228% increase of pet food exports in the animal feed segment. Pet food was introduced in the Central American market at the end of fiscal year 1997, and still presents important increase rates due to strong introduction policies.

Others: Sales of Others, which include animal feed and baby chicks to integrated producers, commercial eggs, raw materials and baby chicks to third parties, were $2.82 million and $0.24 million during the three months ended December 31, 1997 and 1998 respectively, a -91.49% decrease. This decrease is mainly explained by the variation in the way the transactions with integrated producers are being registered (or were registered). At present, transactions are registered as an inventory transfer, opposite to a regular sale. Additionally, there is an important reduction in Sales of Others, due to the elimination of intercompany sales. Prior to the acquisition of As de Oros, there were transactions between Pipasa, and As de Oros, consisting of sales of raw materials, and finished products. These transactions have been eliminated in the consolidated financial statements.

Broiler Chicken: Sales of broiler chicken were $13.21 million and $14.73 million for the three months ended December 31, 1997 and 1998 respectively. The increase of 43.30% primarily is due to a 34.63% increase in tonnage combined with the net effect of price increase and sales mix.

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

The following table shows the Company's sales distribution, for the quarters ended December 31, 1997 and 1998 respectively:

                        RICA FOODS, INC. and Subsidiaries
                               Sales Distribution
                           For the three months ended

                                                    December 31,
                                                    ------------
                                           1998                   1997
                                           ----                   ----
   Animal feed                            18.57%                  8.00%
   By products                             8.12%                 12.46%
   Exports                                 3.76%                  2.58%
   Others                                  0.76%                 13.53%
   Broiler chicken                        59.79%                 63.43%
   Restaurants                             9.00%                  0.00%
   --------------------------------------------------------------------
   TOTAL                                 100.00%                100.00%
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

The following table presents cost of sales information by segment, with the correspondent increase percentage and impact of volume (In millions of dollars):


                            COST OF SALES BY SEGMENTS
                            -------------------------
                            Quarter ended December 31,
                            --------------------------
                                                                    Due to
                                                                    volume
    SEGMENT                 1998           1997           %       variations
                            ----           ----           -       ----------
Animal feed                 4.20           1.33        215.94%      180.02%
Chicken by products         1.50           1.32         13.64%       25.15%
Exports                     0.67           0.39         71.79%       71.18%
Others                      0.25           2.67        (90.63%)         --
Broiler chicken            11.86          $9.91         19.68%       34.63%
Restaurants                 1.63              -            --           --

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

                               Gross Profit Margin
                               -------------------
                            Quarter ended December 31,
                            --------------------------
                            1998          1997         Variance
                            ----          ----         --------
Animal feed                28.53%        20.07%          8.46%
By products                41.58%        49.25%         -7.67%
Exports                    44.08%        27.93%         16.15%
Others                     -5.11%         5.43%        -10.54%
Broiler chicken            37.32%        24.98%         12.33%
Restaurants                46.49%            -          46.49%
TOTAL                      36.80%        25.04%         11.76%

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

FINANCIAL CONDITION

OPERATING ACTIVITIES:

As of December 31, 1998, working capital was $7.6 million compared to working capital at the end of fiscal year 1998, $4.8 million for a $2.8 million increase. The current ratios were 1.23 and 1.34, as of September 30, 1998, and December 31, 1998 respectively.

Cash provided by operating activities was $4.8 million during the three months ended December 31, 1998 as compared to ($0.97) million used during the same period of fiscal year 1997. This increase is mainly explained by an increase in net income and accounts payable.

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

FINANCING ACTIVITIES:

As previously mentioned in the investing activities, during 1998 the Company used cash in capital expenditures which are related to the normal investing activities of the Company. Indebtedness decreased from 72.34% as of September 30, 1998, to 69.42% as of December 31, 1998 mainly due to a reduction in long-term debt and loans combined with an improvement in the Company's cash and cash equivalents, notes and accounts receivable. Management re-financed the Company's debt during fiscal year 1998 and improved its liquidity position. Liabilities increase is mainly a result of an increase of accounts payable. Cash used by financing activities was $2.06 million during the three months ended December 31, 1998 compared to $2.1 million provided by financing activities for the three months ended December 31, 1997. The decrease in 1998 is mainly due to debt amortization of long and short-term debt during the three months ended December 31, 1998.

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