Form 10-Q
period 1999-03-31
RICA FOODS INC
filed 1999-05-11
CIK 789881

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31 1999

                                                     or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-18222

                                 Rica Foods, Inc
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

The number of shares outstanding of Company's common stock, par value $0.001 per share, as of May 7, 1999 was 7,419,138 shares.

                       RICA FOODS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page


                         PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements
        Consolidated Condensed Balance Sheets as of March 31, 1999 (Unaudited)
           and September 30, 1998 ........................................... 3
        Consolidated Condensed Statements of Income for the three months and six months ended March 31, 1999 and 1998 (Unaudited).............. 4
        Consolidated Condensed Statements of Cash Flows for the  six months ended March 31, 1999 and 1998 (Unaudited)......................... 5
        Notes to Consolidated Condensed Financial Statements (Unaudited)..... 7
ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................... 13
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.......... 25


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings................................................... 28
ITEM 2. Changes in Securities and use of Proceeds .......................... 28
ITEM 4. Submission of Matters to a vote of Security Holders................. 28
ITEM 5. Other Information .................................................. 29
ITEM 6. Exhibits and Reports................................................ 29

                       RICA FOODS, INC. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                 March 31,        September 30,
                                                    1999               1998
                                                 ---------        -------------
                                                (Unaudited)
               Assets
               ------
Current assets:
   Cash and cash equivalents .................   $  6,270,716      $  3,290,757
   Short-term investments ...................          37,955           101,892
   Notes and accounts receivable, net ........      8,953,986         8,290,021
   Due from related parties ..................        701,724           656,904
   Inventories, net ..........................     12,444,336        12,862,456
   Prepaid expenses ..........................        832,053           648,918
                                                  -----------       -----------
       Total current assets ..................     29,240,770        25,850,948
                                                  -----------       -----------

Property, plant and equipment, net ...........     29,082,841        28,494,233
Long-term notes receivable-trade .............        216,376           119,229
Long-term investment .........................      4,465,219         4,720,335
Other assets .................................      1,660,791         2,039,443
Cost in excess of net assets of acquired business   1,584,500         1,781,147
                                                  -----------       -----------
       Total assets ..........................   $ 66,250,497      $ 63,005,335
                                                 ============      ============

               Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ..........................   $ 11,354,106      $  7,510,750
   Accrued expenses ..........................      2,844,420         3,035,951
   Notes payable .............................      6,054,250         8,463,052
   Current installments of long-term debt ....      1,321,208         1,940,073
   Due to stockholders .......................         75,108            75,671
                                                   ----------        ----------
       Total current liabilities .............     21,649,092        21,025,497
                                                   ----------        ----------

Long-term debt, net of current portion .......     21,686,296        22,559,425
Due to stockholders ..........................         17,530            18,526
Deferred income tax liability ................      1,869,571         1,974,407
                                                   ----------        ----------
       Total liabilities .....................     45,222,489        45,577,855
                                                   ----------        ----------

Minority interest ............................      7,851,680         6,078,595

Stockholders' equity:
       Common stock ..........................          7,419             7,419
       Preferred stock .......................      5,149,125         4,323,025
       Additional paid-in capital ............     11,987,393        11,987,393
       Cumulative translation adjustment .....     (6,251,981)       (5,630,035)
       Retained earnings .....................      5,923,982         3,370,982
                                                   ----------        ----------
                                                   16,815,938        14,058,784
                                                   ----------        ----------
       Less:
       Due from stockholders .................       (274,024)         (170,413)
       Treasury stock, at cost ...............     (3,365,586)       (2,539,486)
                                                   ----------        ----------
Total Stockholders' equity ...................     13,176,328        11,348,885
                                                   ----------        ----------
Total liabilities and stockholders' equity ...   $ 66,250,497      $ 63,005,335
                                                   ==========        ==========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       RICA FOODS, INC. and Subsidiaries
                   Consolidated Condensed Statements of Income
                                    Unaudited

                                                 Three months ended                       Six months ended
                                                 ------------------                       ----------------
                                                     March, 31,                              March, 31,
                                                     ----------                              ----------
                                              1999                1998                1999                1998
                                              ----                ----                ----                ----

Net sales                                     $ 29,908,477        $ 22,607,527       $ 61,560,272         $ 43,433,554
Cost of sales                                   19,363,821          17,082,899         39,370,643           32,692,997
                                                ----------          ----------         ----------           ----------
     Gross profit                               10,544,656           5,524,628         22,189,629           10,740,557
                                                ----------          ----------         ----------           ----------
Operating expenses
     Selling                                     4,201,926           2,453,376          8,448,144            4,312,787
     General and administrative                  2,877,716           1,772,183          5,486,158            3,239,176
     Amortization of cost in excess
       of net assets of acquired business          106,185              22,094            196,667               22,094
                                                ----------          ----------         ----------           ----------
     Total operating expenses
                                                 7,185,827           4,247,653         14,130,969            7,574,057

Income from Operations                           3,358,829           1,276,975          8,058,660            3,166,500
Other expenses (Income)
    Interest expense                               677,023             549,813          1,757,942            1,297,015
    Interest income                               (189,122)           (181,081)          (370,492)            (423,840)
    Exchange losses                                432,017             218,948            966,542              267,711
    Miscellaneous-net                              (31,512)           (421,096)          (350,848)            (490,261)
                                                ----------          ----------         ----------           ----------
  Other expenses, net                              888,406             166,584          2,003,144              650,625
                                                ----------          ----------         ----------           ----------
Income before income taxes and
    minority interest                            2,470,423           1,110,391          6,055,516            2,515,875
Income taxes                                       463,285             160,040            801,573              408,236
                                                ----------          ----------         ----------           ----------
Income before minority interest                  2,007,138             950,351          5,253,943            2,107,639
Minority interest                                  987,182             434,709          2,654,541              931,305
                                                ----------          ----------         ----------           ----------
Net income                                       1,019,956             515,642          2,599,402            1,176,334
Preferred stock dividend                            40,192              37,295            173,250               72,664
                                                ----------          ----------         ----------           ----------
Net income applicable to common
    stockholders                                  $979,764           $ 478,347         $2,426,152          $ 1,103,670
                                                ==========          ==========         ==========          ===========
Earnings per share:
    Basic                                           $ 0.13             $  0.07             $ 0.33              $  0.16
                                                ==========          ==========         ==========          ===========
    Diluted                                         $ 0.13             $  0.07             $ 0.32              $  0.16
                                                ==========          ==========         ==========          ===========
Weighted average number of shares
    outstanding:
    Basic                                        7,419,138           6,875,027          7,418,978            6,739,080
                                                ==========          ==========         ==========          ===========
    Diluted                                      7,582,660           6,900,983          7,536,242            6,763,634
                                                ==========          ==========         ==========          ===========


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                        RICA FOODS, INC. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                For the six months ended March 31, 1999 and 1998
                                    Unaudited

                                                     1999                1998
                                                     ----                ----
Cash flows from operating activities:

  Net income                                     $ 2,599,402         $1,176,334
                                                 -----------         ----------
   Adjustments to reconcile net income
    to net cash provided by (used
    in) operating activities:
   Depreciation and amortization                   1,660,392            932,629
   Renewal for production poultry                  1,048,124            558,053
   Amortization of cost in excess
    of net assets of acquired business               196,667             22,094
   Allowance for inventory obsolescence               14,730             13,721
   Allowance for doubtful accounts                   398,243             91,500
   Gain on sale of productive assets                 (33,719)           (62,662)
   Deferred income tax benefit                      (104,836)           (17,473)
   Minority interest                               2,654,541            931,305

  Changes in operating assets and liabilities:
    Notes and accounts receivable                   (463,562)        (1,373,591)
    Due from related parties                        (931,505)        (1,672,343)
    Inventories                                     (601,206)        (1,899,866)
    Prepaid expenses                                (597,094)           577,238
    Accounts payable                               3,803,638            445,061
    Accrued expenses                                (191,529)          (408,118)
    Long-term notes receivable-trade                (105,848)            33,216
                                                   ---------          ---------
    Cash provided by (used for) operating
      activities                                   9,346,438           (652,902)
                                                   ---------          ---------
Cash flows from investing activities:
     Short-term investments                           63,938            914,191
     Initial cash balance from subsidiary acquired         -          1,147,472
     Increase in long-term investment                      -           (245,000)
     Additions to property, plant and equipment   (3,408,318)          (982,067)
     Proceeds from sale of productive assets         121,741            270,202
     Increase (decrease) in other assets             205,162           (693,688)
                                                   ---------          ---------
       Cash provided by (used for)
        investing activities                      (3,017,477)           411,110
                                                   ---------          ---------
Cash flows from financing activities:
     Decrease in notes payable                    (2,417,968)        (4,027,084)
     Preferred stock cash dividends                 (173,252)           (72,665)
     Long-term financing:
         New loans                                   328,843          9,799,254
         Payments                                 (1,988,782)        (3,644,343)
     Due to related party                                  -            (35,999)
     Due from stockholders                          (103,611)          (211,757)
                                                   ---------          ---------
       Cash provided by (used for)
        financing activities                      (4,354,770)         1,807,406
                                                   ---------          ---------
                                                     Continued on next page

                        RICA FOODS, INC. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                For the six months ended March 31, 1999 and 1998
                                    Unaudited
                                   (Continued)

                                                    1999                1998
                                                    ----                ----
Effect of exchange rate changes on cash and
   cash equivalents                                  323,508            184,082
                                                   ---------          ---------
 Increase in cash and cash equivalents             2,297,699          1,749,696
 Cash and cash equivalents at beginning
    of period                                      3,973,017          1,388,290
                                                   ---------          ---------
 Cash and cash equivalents at end of period       $6,270,716         $3,137,986
                                                  ==========         ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                     $1,555,584         $1,047,320
                                                  ==========         ==========
     Income taxes                                 $   95,972         $   64,354
                                                  ==========         ==========
  Non cash activities:
     Acquisition of treasury stock through
      financial agreement                         $  826,100         $        -
                                                  ==========         ==========
      Common stock dividends paid
      as preferred shares                         $  826,100         $        -
                                                  ==========         ==========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       RICA FOODS, INC and Subsidiaries.
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

     Management is responsible for preparing Rica Foods, Inc. and Subsidiaries (collectively the "Company") financial statements and related information that appear in this Form 10-Q report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles in the United States. The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended September 30, 1998, which are included in Form 10-K. Management has included in the Company's financial statements amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances. In the opinion of Management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1999. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

     Although Management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10K for the fiscal year ended September 30, 1998.

NOTE 2 - RECLASSIFICATIONS

     Certain prior period balances have been reclassified to conform to the current year presentation.

                        RICA FOODS, INC and Subsidiaries.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 3 - INVENTORIES AND RENEWAL OF PRODUCTION POULTRY

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Costs pertaining to the growth period of reproductive hens are capitalized and are subsequently amortized over the expected reproductive life of the hen. Renewal of production poultry or depreciation of the hens, is determined based on the estimated poultry reproductive period.

Inventories consist of the following:

                                         March 31,              September 30,
                                         ---------              -------------
                                           1999                      1998
                                           ----                      ----

Finished products                        $2,640,757                $3,038,319
Poultry                                   2,651,915                 2,713,040
Production poultry                        3,169,656                 3,141,980
Materials and supplies                    1,783,905                 1,710,071
Raw materials                             2,761,692                 2,849,126
In transit                                  216,687                   204,681
                                         ----------                ----------
                                         13,224,612                13,657,217
                                         ----------                ----------
Renewal of production poultry              (739,424)                 (766,736)
Allowance for obsolescence                  (40,852)                  (28,025)
                                         ----------                ----------
Inventories, net                       $ 12,444,336              $ 12,862,456
                                        ===========               ===========

NOTE 4 - COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                        Three months ended March 31,  Six months ended March 31,
                        ----------------------------  --------------------------
                               1999           1998         1999          1998
                               ----           ----         ----          ----
Net income                 $ 1,019,956    $  515,642   $ 2,599,402  $ 1,176,334
Foreign currency
  translation adjustment      (391,571)     (224,092)     (621,946)    (477,847)
                           ------------   -----------  ------------ ------------
Total comprehensive income   $ 628,385    $  291,550     1,977,456   $  698,487
                           ============   ===========  ============ ===========

                       RICA FOODS, INC and Subsidiaries.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 5 - EARNINGS PER SHARE

     Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", effective December 15, 1997. SFAS 128 gives instructions for the computation,
presentation  and  disclosure  of  earnings  per  share.   Earnings  per  share
pertaining to the three and six months ended March 31, 1998 have been restated to reflect the reverse stock split effective on December 29, 1998.

     Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share.

                                                Three months ended                    Six months ended
                                                ------------------                    ----------------
                                                     March 31,                            March 31,
                                                     ---------                            ---------
                                               1999              1998              1999               1998
                                               ----              ----              ----               ----
Numerator:
    Net income applicable to common
       stockholders                           $979,764         $478,347           $ 2,426,152         $1,103,670
                                             =========        =========            ==========          =========
Denominator:
    Denominator for basic income per
       share                                 7,419,138        6,875,027             7,418,978          6,739,080
    Effect of dilutive securities:
       Options to purchase common stock        163,522           25,956               117,264             24,554
                                             ---------        ---------             ---------          ---------
    Denominator for diluted earnings
       per share                             7,582,660        6,900,983             7,536,242          6,763,634
                                             =========        =========            ==========          =========

Earnings per share from continuing
    operations:
      Basic                                     $ 0.13           $ 0.07                $ 0.33             $ 0.16
                                             =========        =========            ==========          =========
      Diluted                                   $ 0.13           $ 0.07                $ 0.32             $ 0.16
                                             =========        =========            ==========          =========


     The Company did not have any anti-dilutive securities outstanding as of March 31, 1999 and 1998.

     The minority interest in the income of subsidiaries and dividends on preferred stock have been excluded from income available to common stockholders.

                        RICA FOODS, INC and Subsidiaries.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 6 - PRO FORMA FINANCIAL INFORMATION

     Following is pro forma financial information which presents results of operations for the six months ended March 31, 1998 as if the acquisition of 56.38% of As de Oros, consummated on February 26, 1998, had taken place on October 1, 1997:


Revenues                                                         $ 63,054,687
Net income                                                            585,830

Basic earnings per share
    Weighted average number of shares outstanding                   7,418,818
                                                                   ==========
Earnings per share                                                     $ 0.08
                                                                   ==========

Diluted earnings per share
    Incremental shares from assumed conversion of warrants             24,555
                                                                   ----------
    Adjusted weighted average shares                                7,443,373
                                                                   ==========
Diluted earnings per share                                             $ 0.08
                                                                   ==========

NOTE 7 - CHANGE IN METHOD OF ACCOUNTING

     For fiscal year 1999, the Company changed its method of accounting for sales and purchases from Integrated Producers. Integrated Producers are local farmers who raise and feed poultry on behalf of the Company. The new method adopted on October 1, 1998, reflects chickens and materials transferred to Integrated Producers as inventory. The method used until September 30, 1998, reflected transfers of chicken and materials to the Integrated Producers as sales at cost. The effect of the change in accounting method for the three and six months ended March 31, 1999, was a decrease of sales and cost of sales of approximately $2,500,000 and $5,325,000, respectively. The statements of income for March 1998, have not been restated to reflect the new method of accounting. There was no material effect in the net income for the three months and six months ended March 31, 1999.

                       RICA FOODS, INC and Subsidiaries.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 8 - COMMON STOCK DIVIDEND

     During February 1999, Pipasa distributed 227,607 series "TCA" shares of preferred stock valued at $826,100, as dividends to its common stockholders. The dividends declared were distributed in accordance with common stock ownership in Pipasa, with 135,563 shares or $492,025 distributed to the Company and 92,044 shares or $334,075 distributed to Pipasa's minority interest owner, Inversiones La Ribera, S.A., a company owned by Mr. Calixto Chaves, chairman of the Company.

     During February 1999, Inversiones La Ribera, S.A. and the Company paid off outstanding debts to Pipasa in the amount of $334,075 and $492,025, respectively, in exchange for the same preferred shares received as dividends during that same month.

NOTE 9 - RELATED PARTY TRANSACTIONS

     During October 1998, As de Oros transferred its poultry incubation and raising operations to Pipasa. As part of this transfer, Pipasa assumed all of As de Oro's inventory related to its poultry incubation and raising operations, which amounted to $1.9 million. As de Oros has maintained ownership of all the fixed assets related to its poultry and rents these assets to Pipasa on a monthly basis. The transfer and rental of these assets was approved by the board of directors of both Pipasa and As de Oros. Any effect related to this transfer is eliminated in consolidation.

     During October 1998, Pipasa transferred the production and marketing of animal feed to As de Oros. As part of this transfer As de Oros assumed all of Pipasa's animal feed inventory and accounts receivable from this segment, which amounted to $39,000 and $265,000, respectively. The transfer of these assets was approved by the board of directors of both Pipasa and As de Oros. Any effect related to this transfer is eliminated in consolidation.

NOTE 10 - LITIGATION

     Pipasa is a defendant in a lawsuit brought in Costa Rica in which it was served with prejudgment liens. Pipasa substituted collateral for these liens with the approval of the court, which approval is currently being appealed. Pipasa has not yet been served with the Complaint in the case and therefore, cannot ascertain the basis of the claim or the relief sought, but it believes the lawsuit is without merit and intends to vigorously contest theses claims. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

     No legal proceedings of a material nature, other than the matter in the preceding paragraph, to which the Company is a party were pending during the six months ended March 31, 1999, nor as of the date of this filing, and the Company knows of no legal proceedings of a material nature pending or threatened or judgements entered against any director nor officer of the Company in his capacity as such.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


The Company's operations are largely conducted through its subsidiaries Corporacion Pipasa, S.A. ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros"), Pipasa, founded in 1969, is the largest poultry company in Costa Rica with approximately a 50% market share of the chicken meat market in Costa Rica. The main activities of Pipasa are the production and sale of broiler chickens (whole chickens), poultry meat, processed chicken products, commercial eggs and premixed feed for domestic animals. Pipasa has been in the poultry business for more than 29 years with more than 13 years of experience in exports. Pipasa owns 41 urban and rural retail outlets throughout Costa Rica. Today, Pipasa enjoys a vertically - integrated operation, which begins with the fertilized egg and ends with the preparation and distribution of fresh whole chickens, fast-frozen and cooked chicken patties, and sausages.

As de Oros, founded in 1954, is Costa Rica's second largest poultry producer, comprising approximately 20% of the country's poultry market. As de Oros operates 13 urban and 4 rural retail outlets throughout Costa Rica. In addition to the production and marketing of poultry and poultry by-products, As de Oros is one of the leaders in the Costa Rican animal feed market with a 21% market share. As de Oros also owns a chain of 36 fried chicken restaurants in Costa Rica called "Restaurantes As de Oros."

The Company's operating subsidiaries, combined, are the largest poultry companies in Costa Rica with a market share of approximately 70% of the chicken meat market. The main activities of the Company's subsidiaries are the production and sales of broiler chickens, poultry meat, processed chicken products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals.

The Company's subsidiaries own 58 urban and rural outlets throughout Costa Rica, three modern processing plants and three animal feed plants. Due to similar business activities, the combined operations of the subsidiaries permits the Company to achieve operational efficiencies.

Although Management believes that the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10K for the fiscal year ended September 30, 1988.

YEAR 2000 READINESS

The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four digits to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. Although the Year 2000 problem will impact the Company and its business partners, a preliminary assessment of the Year 2000 exposure has been made by the Company and, primarily because the Company's major management information systems were developed with a Year 2000 certified application, the Company believes it will be able to achieve Year 2000 readiness for its internal systems by mid-fiscal year 1999. The Company has also developed a plan of communication with significant business partners to obtain appropriate assurances that the Company's operations will not be disrupted through these relationships and that the Year 2000 issues are resolved in a timely manner. The Company believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. However, estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to acquire accurate information regarding third party suppliers, and the ability to correct all relevant applications and third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated. Moreover, the failure of a major vendor's systems to operate properly with respect to the Year 2000 problem on a timely basis or a Year 2000 conversion that is incompatible with the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations.

Information Systems and Technology
----------------------------------

Based on the analysis of the Company's subsidiaries, the following critical applications in As de Oros' systems areas are the focus of the Company's Year 2000 compliance efforts: Operational budget, statistics, accounts receivable, animal feed billing, sales, orders and logistics. The Company's subsidiaries have undergone significant strategic upgrades in its application systems in order to improve business processes. Merchandising, production planning, and financial systems were selected for improved business functionality and are vendor certified as Year 2000 compliant. The Human Resources and Financials systems were implemented during 1996. All critical applications will be tested to ensure compliance. Additionally, the hardware and communications infrastructure has been inventoried, assessed, and, where necessary, is currently being upgraded and tested. The remediation phase is expected to be complete by mid 1999. Testing is being performed concurrently with remediation activities and final testing is expected to be substantially complete in the same timeframe.

The Company's operations are dependent on the Year 2000 readiness of third parties. The Company relies on third-party suppliers for infrastructure elements such as telephone services, electric power, water, and banking facilities, as well as merchandise suppliers.

The vendor relations area of the project refers to the Year 2000 status evaluation of key merchandise and service vendors. As part of the Year 2000 initiative, merchandise and service vendors have been surveyed to determine their readiness and the Company is in the process of obtaining or negotiating to obtain appropriate assurances from these vendors. In addition, because the Company has a select group of merchandise vendors, the Company will conduct more in depth assessments of certain of these mission critical vendors to further assess such vendor's progress. Where necessary, contingency plans will be developed to be used in the event of supplier delivery delay or failure. Although the Company has not been put on notice that any known third party's problem will not be resolved, the Company has limited information and no assurance that any additional information concerning the Year 2000 readiness of third parties will be made available. The resulting risks of the Company's business are very difficult to assess; however, the inability to obtain merchandise from one or more key vendors on a timely basis could have a material adverse effect on the Company's results of operations.

The Company is developing contingency plans and identifying what actions would be required if a critical system, service or merchandise supplier were not Year 2000 compliant. The company expects these plans to be finalized by mid 1999.

To date, the Company expects to spend approximately $500,000 to $750,000 to complete the Year 2000 project, which amounts will be funded through operating cash flows or external financing. Operating costs related to Year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. Costs associated with business system solutions for improved business processes are not included in these amounts since they will not have a material adverse effect on the Company's financial condition or operating results. The costs of the project and the date on which the Company plans to complete the work are based on Management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party compliance information, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to identify and correct all relevant technologies, and the ability to acquire accurate information regarding third party suppliers. Additionally, Year 2000 expenditures vary significantly in project phases and vary depending on the remediation method used. Past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Year 2000 project.

The Company presently believes, that upon remediation of its business software applications, hardware, and other equipment with embedded technology, the Year 2000 issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Year 2000 issue could have a material impact on the Company's operations including, but not limited to, failure to or delays in delivery of merchandise resulting in a loss of the Company's business.

ENVIRONMENTAL COMPLIANCE:

The Company is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, it could become subject to material costs to comply with environmental laws in jurisdictions in which it does not now do business. At the present time, the Company cannot assess the potential impact of any such potential environmental regulation. The Company has been practicing sustainable environmental policies for several years, such as reforesting approximately 500 hectares with hardwood trees, processing and recycling its wastes, producing organic fertilizer, and building oxidation lagoons and sewage treatment plants.

GOVERNMENTAL REGULATION:

The poultry hatcheries, feeding farms and processing belonging to the Company's subsidiaries, are subject to regulation under Costa Rican law regarding cleanliness and health standards. Exports of Pipasa poultry products are regulated in the countries in which sales are made. Such regulation is not considered to be a burden on the Company's subsidiaries, or to have a material effect on their ability to make a profit. Otherwise, the subsidiaries are not subject to any material governmental regulation or approvals.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999
                COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

The following table presents certain items as a percentage of net sales for the period indicated:

                                                 Three months ended March 31,
                                                 ----------------------------
                                                       1999             1998
                                                       ----             ----
Net sales                                             100.00%          100.00%
Cost of sales                                          64.74%           75.56%
Gross profit                                           35.26%           24.44%
Total operating expenses                               24.03%           18.79%
Operating income                                       11.23%            5.65%
Other expenses, net                                     2.97%            0.74%
Income before income taxes and minority
     interest                                           6.71%            4.91%
Income taxes                                            1.55%            0.71%
Income before minority interest                         8.30%            4.20%
Minority interest                                       3.30%            1.92%
Net income                                              3.41%            2.28%
Preferred stock dividend                                0.13%            0.16%
Net income applicable to common stockholders            3.28%            2.12%

Prior to the acquisition of As de Oros, there were transactions between Pipasa and As de Oros consisting of sales of raw materials, and finished products. These transactions have been eliminated for consolidation purposes.

NET SALES:

General: Net sales generated by the Company's operations for the quarters ended March 31, 1999 and 1998 were $29.90 million and $22.60 million, respectively, an increase of $7.30 million or 32.3%. The following table shows sales amounts by segment for each quarter (in millions):

                                  Three months ended March 31,
                                  ----------------------------
                                1999                        1998
                                ----                        ----
                        Amount      Percentage     Amount       Percentage
                        ------      ----------     ------       ----------
Broiler Chicken          18.49        61.84%        13.58         60.09%
Animal Feed               5.25        17.56%         3.06         13.54%
By Products               2.35         7.86%         2.34         10.35%
Restaurants               2.29         7.66%         0.72          3.19%
Other                     0.96         3.21%         2.31         10.22%
Exports                   0.56         1.87%         0.59          2.61%
                        ------       -------       ------        -------
Total Sales             $29.90       100.00%       $22.60        100.00%
                        ------       -------       ------        -------

Broiler chicken: Sales of broiler chicken were $18.49 million and $13.58 million for the three months ended March 31 1999 and 1998, respectively. The increase of 36.16% mainly is due to a 24.68% increase in tonnage combined with the net effect of price increase and a more profitable sales mix.

Animal Feed: Sales for commercial animal feed were $5.25 million and $3.06 million for the quarters ended March 31, 1999 and 1998 respectively, an increase of $2.19 or 71.57%. The sales increase is primarily a result of a 51.58% increase in tonnage, combined with a 19.99% effect of a more profitable sales mix. .

By-products: Total sales for this segment were of $2.35 million and $2.34 million for the three months ended March 31, 1999 and 1998, respectively. The 0.43% increase is mainly due to an 11.85% volume increase offset by exchange rate variation and stable sales prices, due to certain market characteristics, such as competition and promotions that are necessary to establish a market presence with important clients such as supermarket chains. In general, there has been a strong market pressure to lower sales prices and as a result, a redistribution of sales mix toward lower priced products.

Restaurants: The restaurant segment had sales of $2.29 million and $720,000 during the three months ended March 31 1999 and 1998. The amount presented for fiscal year 1998 includes one month, since the acquisition of the subsidiary As de Oros, was dated February 26, 1998.

Other: Sales of Other, which include commercial eggs, raw materials and baby chicks, were of $960,000 $2.31 million during the three months ended March 31, 1999 and 1998, respectively, a 58.44% decrease. This decrease is primarily the result of the change in the method in which the transactions with integrated producers are recorded. At present, transactions are registered as an inventory transfer, as opposed to a sale. Additionally, there is an important reduction in sales of Others, due to the elimination of inter company sales, since prior to the acquisition of As de Oros, there were transactions between Pipasa, and As de Oros consisting of sales of raw materials, and finished products. These transactions have been eliminated for consolidation purposes.

Exports: The Company's exports were $560,000 and $590,000 during the quarters ended March 31, 1999 and 1998 respectively, a decrease of 5.08%. This decrease in exports was due to a 16.08% decrease in export volume offset by the combined effects of a price increase and a more profitable sales mix.

COST OF SALES

General. Cost of sales was $19.36 million and $17.08 million for the quarters ended March 31, 1999 and 1998, respectively, a 13.35% increase. This increase in cost of sales was due primarily to a volume increase resulting from additional sales by As de Oros, offset by the effect of lower cost of raw materials, such as imported corn and soybean meal which represent a high percentage of the regular animal feed diet formulation. Additionally, cost margin decreased due to higher volume production, as a result of higher capacity utilization. For the three months under analysis, the Company obtained the expected technical yields in comparison with the results obtained during the same period of fiscal year 1998. The Company has recovered from the harsh effects of the "El Nino" weather phenomenon that took place during the comparable period last year. El Nino affected cost of sales in several ways: High temperatures decreased technical yields, which caused low reproduction and incubation rates, high mortality rates and low weight gains. The combination of these low technical yields required the Company to import fertile eggs and chicken parts to cover the demand, at a higher cost. As a percentage of sales, cost of sales was 64.74% for the three months ended March 31, 1999 and 1998 compared to 75.56% in the same period of 1998, for a net decrease of 10.82%.

Gross profit for the three months ended March 31, 1999 and 1998 was $10.54 million and $5.53 million, respectively, an increase of $5.01 million or 90.60%. As a percentage of net sales, gross profit was 35.26% and 24.44% for the second quarters of fiscal 1999 and 1998, respectively, reflecting the factors discussed above.

Operating expenses increased from $4.25 to $7.18, an increase of $2.93 or 68.94% during the three months ended March 31, 1999 when compared with the same period of fiscal year 1998. The increase is primarily due to the inclusion of As de Oros. As a percentage of net sales, operating expenses were of 24.03% and 18.79% for the three months ended March 31, 1999 and 1998, respectively.

Non-operating expenses increased from $166,000 to $888,000, an increase of $722,000 or 435% during the three months ended March 31, 1999, when compared with the same period of fiscal year 1998. Interest expense and exchange losses increased primarily due to the consolidation of As de Oros. As a percentage of net sales, non operating expenses were 3.97% and 0.74% for the three months ended March 31, 1999 and 1998, respectively.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31 1999
                 COMPARED TO THE SIX MONTHS ENDED MARCH 31 1998

The following table presents certain items as a percentage of net sales for the period indicated:

                                                  Six months ended
                                                  ----------------
                                                      March 31,
                                                      --------
                                                 1999               1998
                                                 ----               ----
Net sales                                      100.00%            100.00%
Cost of sales                                   63.95%             75.27%
Gross profit                                    36.05%             24.73%
Total operating expenses                        22.95%             17.44%
Operating income                                13.09%              7.29%
Other expenses, net                              3.25%              1.50%
Income before income taxes and
  minority interest                              9.84%              5.79%
Income taxes                                     1.30%              0.94%
Income before minority interest                  8.53%              4.85%
Minority interest                                4.22%              2.14%
Net income                                       4.31%              2.71%
Preferred stock dividend                         0.28%              0.17%
Net income applicable to common stock
     stockholders                                3.90%              2.54%

NET SALES:

General. Net sales generated by the Company's operations for the six months ended March 31 1999 and 1998 were $61.56 million and $43.43 million, respectively, an increase of $18.13 million or 41.75%. The following table shows sales amounts by segment for each period. (in millions):


                                      Six months ended March 31,
                                      --------------------------
                                 1999                          1998
                                 ----                          ----
                         Amount      Percentage        Amount       Percentage
                         ------      ----------        ------       ----------
Broiler Chicken           37.42        60.79%          26.78          61.66%
Animal Feed               11.13        18.08%           4.75          10.94%
Restaurants                5.14         8.35%           0.73           1.68%
By Products                4.92         7.99%           4.93          11.35%
Exports                    1.76         2.86%           1.13           2.60%
Other                      1.19         1.93%           5.11          11.77%
                         ------       -------         ------         -------
TOTAL SALES              $61.56       100.00%         $43.43         100.00%
                         ------       -------         ------         -------

Broiler chicken: Sales of broiler chicken were $37.42 million and $26.78 million for the six months ended March 31 1999 and 1998, respectively. The increase of 39.73% is primarily due to a 13.61% decrease in tonnage combined with the net effect of price increases and a more profitable sales mix.

Animal Feed: Sales for commercial animal feed were $11.13 million and $4.75 million for the six months ended March 31 1999 and 1998, respectively, representing an increase of 134.32%. The sales increase is mainly explained by a 96.01% increase in tonnage, offset by a 38.31% decrease due to the effect of a less profitable sales mix and a price reduction that was the result of low raw materials prices. Animal feed sales is As de Oros' core business, and this subsidiaries' contribution to sales increase in this segment has been significant. Additionally, the Company's sales of pet food have increased due to a more aggressive sales strategy.

By-products: Total sales for this segment were $4.92 million and $4.93 million for the six months ended March 31 1999 and 1998, respectively. The 0.20% decrease is mainly due to an 18.72% volume increase offset by exchange rate variations and stable sales prices, which are due to certain market characteristics, such as competition and promotions that are necessary to acquire a market presence with important clients such as supermarket chains. In general, there has been strong market pressure to lower prices and as a result, a redistribution of the sales mix towards lower priced products.

Exports: The Company's exports were $1.76 million and $1.13 million during the six months ended March 31 1999 and 1998, respectively, an increase of 55.75%. This increase is primarily due to a slight increase in exports of chicken by products and broiler chicken to Honduras, and non-recurring exports made to Hong Kong during the months of October and November 1998. There was also an increase of pet food exports. Pet food which was introduced to the Central American market at the end of fiscal year 1998.

Other: Sales of Other, which commercial eggs, raw materials and baby chicks, were $1.19 million and $5.11 million during the six months ended March 31 1999 and 1998, respectively, a 76.71% decrease. This decrease is mainly the result of the change in the method in which transactions with integrated producers are recorded. At present, transactions are registered as an inventory transfer, as opposed to a sale. Additionally, there is an important reduction in sales of Others, due to the elimination of inter company sales, since prior to the acquisition of As de Oros, there were transactions between Pipasa and As de Oros consisting mainly of sales of raw materials. These transactions have been eliminated for consolidation purposes.

Restaurants: The restaurant segment had sales of $5.14 million during the six months ended March 31 1999 compared to $730,000 million during the six months ended March 31 1998, an increase of $4.41 million or 604%. During the previous year, the Company recorded sales of only one month, due to the February 1998 acquisition of As de Oros.

COST OF SALES

General. Cost of sales was $39.37 million and $32.69 million for the six months ended March 31, 1999 and 1998 respectively, a 20.43% increase. This increase in cost of sales was due primarily to a volume increase resulting from additional sales by As de Oros, offset by the effect of lower cost of raw materials, such as imported corn and soybean meal which represent a high percentage of the regular animal feed diet formulation. Additionally, the cost margin decreased due to higher volume production, as a result of higher capacity utilization. For the six months under analysis, the Company obtained the expected technical yields in comparison with the results obtained during the same period of fiscal year 1998. The Company has recovered from the harsh effects of the "El Nino" weather phenomenon, which took place during the last fiscal year. El Nino affected cost of sales in several ways: high temperatures decreased technical yields, which caused low reproduction and incubation rates, high morality rates and low weight gains. The combination of these low technical yields obligated the Company to import fertile eggs and chicken parts to cover the demand, at a high cost. Furthermore, during the six months ended March 1998 the use of a high energy diet formula increased production cost in comparison with a regular formula used during the six months ended March 31,1999. As a percentage of sales, cost of sales was 63.95% for the six months ended March 31 1999 compared to 75.27% for the same period of 1998, for a net decrease of 11.32%.

GROSS PROFIT

Gross profit for the six months ended March 31 1999 and 1998 was $22.19 million and $10.74 million respectively, an increase of $11.45 million or 107%, as a percentage of net sales. Gross profit was 36.05% and 24.73%, respectively for the first half of fiscal 1999 and 1998 respectively, due to the issues discussed above.

Operating expenses were $14.13 million and $7.57 million for the six months ended March 31, 1999 and 1998 respectively, an increase of $6.56 million or 86.67%. The increase is primarily due to the inclusion of the acquired business As de Oros in February 1998 and higher advertising expenses. As a percentage of net sales, operating expenses were of 22.95% and 17.44% for the six months ended March 31, 1999 and 1998 respectively.

Non-operating expenses were $2.0 million and $650,000 million, an increase of $1.44 million or 208% during the six months ended March

31, 1999 compared to same period of fiscal year 1998. Interest expense and exchange losses increased primarily due to the consolidation of As de Oros. As a percentage of net sales, non operating expenses were 3.25% and 1.50% for the six months ended March 31, 1999 and 1998, respectively.

FINANCIAL CONDITION

Operating activities:

As of March 31, 1999, the Company had $6.27 million in cash and cash equivalents. Working capital was $7.59 million compared to $4.82 at the end of fiscal year 1998, a $2.77 million increase. This is primarily due to an increase in cash and cash equivalents, attributable to increased sales. The current ratios were 1.35 and 1.23 as of March 31, 1999 and September 30, 1998 respectively.

Cash provided by operating activities was $9.35 million during the six months ended March 31, 1999 compared to $652,000 used during the six months ended March 31, 1998. Cash flows from operations improved due to increased operating earnings and non cash charges such as depreciation and amortization expenses, which were of $8.43 million compared to $3.65 million during the six months ended March 31, 1998.

Investing Activities:

Cash used for investing activities during the six months ended March 31, 1999 was $3.01 million compared to $411,000 provided during the same period of fiscal year 1998. Investing cash flows reflect capital expenditures, which are primarily related to the acquisition of an enterprise resource planning system and purchases and improvements in production equipment and facilities.

Financing Activities:

During the six months ended March 31, 1999, the Company used $4.35 million for financing activities compared to $1.81 million provided during the same period of fiscal year 1998. Net cash used in financing activities primarily consists of cash outflows for payment of short and long-term debts, as opposed to cash provided by the debt restructuring that took place during January and February of 1998.

Management expects to continue to finance operations and capital expenditures with its normal operating activities and external sources. Management expects that there will be sufficient resources available to meet the Company's cash requirements through the rest of the fiscal year.

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

This management discussion and analysis of financial condition and results of operations may include certain forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitations) statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, should and variations of those words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its Management are based on estimates, projections, beliefs and assumptions of Management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or review any forward-looking statements based on occurrence of future events, the receipt of new information or otherwise.

Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its Management as a result of a number of risks, uncertainties and assumptions. Representatives examples of these factors include (without limitation) general industrial and economic conditions; cost of capital and capital requirements; shifts in customer demands;

changes in the continued availability of financial amounts and at the terms necessary to support the Company's future business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is located in this report under the heading "Exchange Rate Risk," "Foreign Competition," "Commodity Risk Management," and "Exchange Rate Risk Management."

Exchange Rate Risk:

The Company makes U.S. dollar payments for its raw materials and bank facilities. This U.S. dollar expense component is not unique to the Company, as all poultry producers in Central America must rely on U.S. companies for raw materials such as corn, soybean meal and reproduction birds. Given its U.S. dollar exposure, the Company actively manages its exchange rate risk. It uses a financial model to determine the best strategy to mitigate against the devaluation of the currency of Costa Rica, the colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. For the fiscal years ended September 30, 1997 and 1998, the national devaluation rate was 11.6% and 10.6%, respectively, and correspondingly, the Company increased its prices 12.6% and 13.03%, respectively. For the six months ended March 31, 1999, the national devaluation was 5.68%. The Company increased its prices approximately 7% during the first quarter. Management believes that the Company's strong market share will allow for this type of price increase without sacrificing demand and market share. The Company has successfully passed along such increases for the last five years. Management plans to increase its export operations in order to increase its U.S. dollar revenues, as all export sales are made in U.S. dollars. For the six months ended March 31, 1999, exports increased 2.6% when compared to exports for the same period in 1998.

Foreign Competition:

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

The Agriculture Ministry in Costa Rica monitors all chicken entering the country, as it wants to prevent the spread of Newcastle Disease in Costa Rica. The Costa Rican market has tariff agreements that balance the international prices. Chicken importers must pay duties as dictated by the General Agreement on Trade and Tariffs ("GATT"). These agreements were reached during the Uruguay Round of the GATT negotiations and are due to expire in 2004. They provide that only 942 metric tons ("MT") of whole chicken parts or chicken derivatives can be imported to Costa Rica from countries outside of the Central American Common Market. This quota is taxed 34% and amounts in excess of this quota are subject to a 170% tariff. This tax rate was based on the additional cost of producing poultry in Costa Rica compared to cost of production in the U.S.

Commodity Risk Management:

The Company imports all of its corn, the primary ingredient in chicken feed, from the United States. Movements in the price of corn can significantly affect the Company's gross profit margin. The Company's greatest cost components are corn and soybean meal, which are imported from the United States of America. The Company purchases approximately $l.6 million of corn monthly through the Chicago Board of Trade ("CBOT"). Corn and soybean meal purchases represent approximately 35% of the total cost of goods sold and 70% of raw material costs. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires consistent and daily hedging in order to minimize the effect of price increases on the Company's profit margin. The Company has been actively hedging its exposure to corn since 1991. The Company evaluates, on a daily basis, the price of corn and soybean meal. All hedging activities are supervised by the financial department, whose employees have been trained at the CBOT and attend regular seminars on commodities hedging strategies.

Hedging strategies must be approved by the Company's hedging committee. The committee consists of two analysts, the Financial Director, Financial Manager and Financial vice-president. The committee meets at least twice a month to evaluate the Company's exposure in corn and soybean meal. The Company's strategy is to hedge against price increases in corn and soybean meal. The Company is not involved in speculative trading. Contracts range from one month to six months. The Company will buy directly from the spot market if market conditions are favorable, but as a general rule, it purchases at least 50% of its corn through contracts. The Company's hedging strategy is set in its yearly budget, which determines how much corn and soybean meal it will need and the price it must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity models. The Company bases its target prices on the worst case price assumptions (i.e. high corn prices). The average prices paid by the Company for corn and soybean meal were approximately 6% below its budgeted prices as of March 1999. Commodity prices for six months ended March 31, 1999 have been below or equal to budgeted prices.

The Company has a $500,000 credit line with Futures U.S.A., Inc. ("FIMAT") and draws upon this credit line in order to cover its initial margin deposit. The interest rate paid on this line of credit is less than 10% on drawn amounts. The Company is in constant contact with its brokers (at least three times a day) and receives advice from the brokers' commodities experts.

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

Exchange Rate Risk Management:

In addition to movements in the price of corn and soybean meal, the Company has exposure to fluctuations in exchange rates, as payments for corn, soybean meal, reproduction birds and bank facilities are in U.S. dollars. Management has the responsibility to follow economic and industrial trends that influence foreign exchange levels. This department examines areas such as poultry gross national product, gross national product ("GNP"), inflation, devaluation, export and import growth rates, growth in real wages, unemployment and population rates.

Raw material purchases have an average payment period of 120 days, hence exchange rate risk is for four months. During this period accounts are paid and costs are updated to reflect new exchange rates. In the event of a severe devaluation of the colon, or increases in international prices, the Company can increase sales prices to recuperate its foreign exchange losses. In addition, all of the Company's exports are denominated in U.S. dollars (even exports within Central America). Management expects that the strategy to increase exports will increase the Company's U.S. dollar revenues. The Company uses a model to determine the maximum devaluation possible before it considers taking on U.S.-based debt. In effect, the Company borrows in U.S. dollars when economically proven to be less expensive than borrowing in colones.

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

No legal proceedings of a material nature, other than the matter in the preceding paragraph, to which the Company is a party were pending during the six months ended March 31, 1999, nor as of the date of this filing, and the Company knows of no legal proceedings of a material nature pending or threatened or judgements entered against any director nor officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEED.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 4, 1998, the Company sent to its stockholders of record on November 29, 1998, a Consent Solicitation Statement soliciting written consent for the acquisitions of the remaining interest in Pipasa and As de Oros, respectively. As of December 28, 1998 (the "Action Date") holders of more than a majority of the Company's issued and outstanding shares consented to these transactions. Consequently, the transactions have been approved by the consent of the Company's shareholders and, upon receipt by the Company of the fairness opinions with respect to the transactions, which have not been yet received by the Company, but which are expected to be received during fiscal year 1999. The final tabulation of consents, as of the Action Date, was 14,368,386 consents for, 335 consents against, and 5,441 consents abstained, for the acquisition of Pipasa, and 14,368,384 consents for, 337 consents against, and 5,441 consents abstained, for the acquisition of As de Oros.


ITEM 5.  OTHER INFORMATION

Effective on December 29, 1998, the Company amended its Articles of Incorporation by filing Articles of Amendment with the Secretary of State of the State of Nevada, changing the number of authorized shares of the Corporation to 20,000,000 shares of common stock, with a par value a $0.001, and 1,000,000 shares of preferred stock with a par value of $0.001. In connection with the Split, new certificates will be issued and those shareholders owning more than five shares of common stock, post Split, shall receive one full share of each fraction of a share to which they would be entitled. Each shareholder holding less than five shares of common stock, post Split, shall receive payment for the fractional share held by them based on the mean of bid and ask prices on the effective date of the Split.


ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

     (a)  Exhibits:  The following exhibits are filed with this report:


                 Exhibit No.                        Description
                 -----------                        -----------
                 27                                 Financial Data Schedule

     (b) Report on Form 8-K: One report on form 8-K was filed on October 13, 1998 and amended on November 18, 1998.

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

                                         RICA FOODS, INC. AND SUBSIDIARIES



Dated:  May 11, 1999                     --------------------------------------
                                         Calixto Chaves
                                         Chief Executive Officer



Dated:  May 11, 1999                     --------------------------------------
                                         Randall Piedra
                                         Chief Financial Officer