Form 10-Q
period 1999-06-30
RICA FOODS INC
filed 1999-08-16
CIK 789881

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-18222

                                RICA FOODS, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)


                    Nevada                            87-0432572
                    ------                            -----------
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

The number of shares outstanding of Company's common stock, par value $0.001 per share, as of June 30, 1999 was 7,419,138 shares.

                        RICA FOODS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page
                                                                        ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Consolidated Condensed Balance Sheets as of June 30, 1999
          (Unaudited) and September 30, 1998..........................     3
         Consolidated Condensed Statements of Operations for the
           three months and nine months ended June 30, 1999 and
           1998 (Unaudited)...........................................     4
         Consolidated Condensed Statements of Cash Flows for the nine
           months ended June 30, 1999 and 1998 (Unaudited)............     5
         Notes to Consolidated Condensed Financial Statements for the
           nine months ended June 30, 1999 and 1998(Unaudited)........     7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................     13
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..     26


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings............................................    29
ITEM 2.  Changes in Securities and use of Proceeds....................    29
ITEM 4.  Submission of Matters to a vote of Security Holders..........    30
ITEM 5.  Other Information............................................    30
ITEM 6.  Exhibits and Reports.........................................    31

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets


                                                  June 30,       September 30,
                                               -----------       -------------
                                                   1999              1998
                                                   ----              ----
                                                (Unaudited)
                     Assets
                     ------
Current assets:
   Cash and cash equivalents ................. $  3,765,705    $  3,290,757
   Short-term investments ....................       32,816         101,892
   Notes and accounts receivable, net ........    8,674,585       8,290,021
   Due from related parties ..................    1,266,806         656,904
   Inventories, net ..........................   12,848,630      12,862,456
   Prepaid expenses ..........................      867,108         648,918
                                               ------------    ------------
       Total current assets ..................   27,455,650      25,850,948
                                               ------------    ------------

Property, plant and equipment, net ...........   29,891,301      28,494,233
Long-term notes receivable, trade ............      228,784         119,229
Long-term investment .........................    4,340,426       4,720,335
Other assets .................................    1,880,679       2,039,443
Cost in excess of net assets of acquired
   business                                       1,483,363       1,781,147
                                               ------------    ------------
       Total assets .......................... $ 65,280,203    $ 63,005,335
                                               ============    ============

                Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .......................... $  8,994,689    $  7,510,750
   Accrued expenses ..........................    3,784,446       3,035,951
   Notes payable .............................    7,190,730       8,463,052
   Current installments of long-term debt ....    1,199,090       1,940,073
   Due to stockholders .......................       75,108          75,671
                                               ------------    ------------
       Total current liabilities .............   21,244,063      21,025,497
                                               ------------    ------------

Long-term debt, net of current portion .......   21,623,025      22,559,425
Due to stockholders ..........................       17,060          18,526
Deferred income tax liability ................    1,817,153       1,974,407
                                               ------------    ------------
       Total liabilities .....................   44,701,301      45,577,855
                                               ------------    ------------

Minority interest ............................    7,999,595       6,078,595

Stockholders' equity:
       Common stock ..........................        7,486           7,419
       Preferred stock .......................    5,149,125       4,323,025
       Additional paid-in capital ............   12,137,326      11,987,393
       Cumulative translation adjustment .....   (6,747,356)     (5,630,035)
       Retained earnings .....................    6,098,551       3,370,982
                                               ------------    ------------
                                                 16,645,132      14,058,784
                                               ------------    ------------
       Less:
       Due from stockholders ..................    (700,239)       (170,413)
       Treasury stock, at cost ................  (3,365,586)     (2,539,486)
                                               ------------    ------------
Total stockholders' equity ....................  12,579,307      11,348,885
                                               ------------    ------------
Total liabilities and stockholders' equity ....$ 65,280,203    $ 63,005,335
                                               ============    ============

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                    Unaudited
                                    ---------

                                                        Three months ended                      Nine months ended
                                                        ------------------                      -----------------
                                                             June 30,                               June 30,
                                                             --------                               --------
                                                    1999                 1998               1999                1998
                                                    ----                 ----               ----                ----

Net sales                                        $ 27,732,390        $ 30,151,295       $ 89,292,662         $ 73,584,850
Cost of sales                                      18,674,392          22,564,801         58,045,035           55,257,799
                                                 ------------        ------------       ------------         ------------
     Gross profit                                   9,057,998           7,586,494         31,247,627           18,327,051
                                                 ------------        ------------       ------------         ------------


Operating expenses
     Selling                                        4,449,596           3,725,773         12,897,740            8,038,560
     General and administrative                     2,763,361           2,407,188          8,249,520            5,644,648
     Amortization of cost in excess of
        net assets of acquired business               101,137             144,742            297,804              190,647
                                                 ------------        ------------       ------------         ------------
     Total operating expenses                       7,314,094           6,277,703         21,445,064           13,873,855

Income from operations                              1,743,904           1,308,791          9,802,563            4,453,196
Other expenses (Income)
    Interest expense                                  831,119             896,835          2,589,061            2,078,607
    Interest income                                 (203,339)           (140,930)          (573,831)            (449,528)
    Exchange losses                                   431,251             549,782          1,397,793              817,493
    Miscellaneous, net                              (299,786)           (420,730)          (650,635)            (910,990)
                                                 ------------        ------------       ------------         ------------
  Other expenses, net                                 759,245             884,957          2,762,388            1,535,582
                                                 ------------        ------------       ------------         ------------
Income before income taxes and minority
    interest                                          984,659             423,834          7,040,175            2,917,614
Income taxes                                          196,950               6,224            998,523              414,460
                                                 ------------        ------------       ------------         ------------
Income before minority interest
                                                      787,709             417,610          6,041,652            2,503,154
Minority interest                                     551,449             447,702          3,151,757            1,379,008
                                                 ------------        ------------       ------------         ------------
Net income (loss)                                     236,260            (30,092)          2,889,895            1,124,146
Preferred stock dividend                              103,195             128,857            276,445              201,521
                                                 ------------        ------------       ------------         ------------
Net income (loss) applicable to common
    stockholders
                                                 $    133,065        $  (158,949)        $ 2,613,450         $    922,625
                                                 ============        ============        ===========         ============
Earnings (loss) per share:
    Basic                                        $     $ 0.02        $     (0.02)        $      0.37         $       0.13
                                                 ============        ============        ===========         ============
    Diluted                                      $     $ 0.02        $     (0.02)        $      0.36         $       0.13
                                                 ============        ============        ===========         ============
Weighted average number of shares
    outstanding:
    Basic                                           7,122,398           7,230,489          7,107,476            6,777,330
                                                 ============        ============        ===========         ============
    Diluted                                         7,312,732           7,273,020          7,249,097            6,807,877
                                                 ============        ============        ===========         ============


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                        RICA FOODS, INC. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                For the nine months ended June 30, 1999 and 1998
                                    Unaudited

                                                                        1999           1998
                                                                        ----           ----
Cash flows from operating activities:

     Net income .................................................   $ 2,889,895    $ 1,124,146
                                                                    -----------    -----------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ..........................     2,568,308      1,575,545
         Renewal for production poultry .........................     1,523,036        896,720
         Amortization of cost in excess of net assets of acquired
             business ...........................................       297,804        190,647
         Allowance for inventory obsolescence ...................        21,787           --
         Allowance for doubtful accounts ........................       522,000        128,285
         Gain (loss) on sale of productive assets ...............      (121,332)        12,666
         Deferred income tax benefit ............................      (157,254)       (69,890)
         Minority interest ......................................     3,151,757      1,379,008

     Changes in operating assets and liabilities:
            Notes and accounts receivable .......................      (404,441)    (1,187,082)
            Due from related parties ............................    (1,435,791)      (548,528)
            Inventories .........................................    (1,466,076)    (2,867,498)
            Prepaid expenses ....................................      (526,885)       733,649
            Accounts payable ....................................     1,419,468        780,755
            Accrued expenses ....................................       748,495        640,285
            Long-term notes receivable, trade ...................      (123,070)        49,189
                                                                    -----------    -----------
              Cash provided by operating activities .............     8,907,701      2,837,897
                                                                    -----------    -----------

Cash flows from investing activities:
     Short-term investments .....................................        69,076      1,554,092
     Initial cash balance from subsidiary acquired ..............          --        1,147,472
     Increase in long-term investment ...........................          --       (1,339,368)
     Additions to property, plant and equipment .................    (5,891,103)    (2,434,615)
     Proceeds from sale of productive assets ....................       429,427        304,755
     Decrease in other assets ...................................      (109,415)      (931,666)
                                                                    -----------    -----------
              Cash used for investing activities ................    (5,502,015)    (1,699,330)
                                                                    -----------    -----------

Cash flows from financing activities:
     Decrease in notes payable ..................................    (1,291,566)    (3,851,015)
     Preferred stock cash dividends .............................      (276,445)      (201,521)
     Warrants exercised .........................................       150,000           --
     Long-term financing:
         New loans ..............................................       449,887      8,844,647
         Payments ...............................................    (2,266,145)    (3,827,810)
     Due from stockholders ......................................      (529,826)      (739,492)
                                                                    -----------    -----------
              Cash  provided by (used for) financing activities      (3,764,095)       224,809
                                                                    -----------    -----------

                                                                        Continued on next page






                       RICA FOODS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                For the nine months ended June 30, 1999 and 1998
                                    Unaudited
                                   (Continued)

                                                                        1999           1998
                                                                        ----           ----

Effect of exchange rate changes on cash and
     cash equivalents                                                   151,097        392,026

     Increase (decrease)  in cash and cash equivalents                 (207,312)     1,755,402
     Cash and cash equivalents at beginning of period                 3,973,017      1,388,290
                                                                    -----------    -----------
     Cash and cash equivalents at end of period                     $ 3,765,705    $ 3,143,692
                                                                    ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                    $2,011,764    $ 1,093,702
                                                                    ===========    ===========
         Income taxes                                               $   321,864    $   127,643
                                                                    ===========    ===========
    Non cash activities:
        Acquisition of treasury stock through financial agreement   $   826,100    $         -
                                                                    ===========    ===========
         Common stock dividends paid as preferred shares            $   826,100    $         -
                                                                    ===========    ===========


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       RICA FOODS, INC AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

     Management is responsible for preparing Rica Foods,  Inc. and Subsidiaries:
Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros") (collectively the "Company") financial statements and related information that appear in this Form 10-Q report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles in the United States of America. The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended September 30, 1998, which are included in Form 10-K. Management has included in the Company's financial statements amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances. In the opinion of Management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1999. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

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

                        RICA FOODS, INC AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 3 - INVENTORIES AND RENEWAL OF PRODUCTION POULTRY

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Costs pertaining to the growth period of reproductive hens are capitalized and are subsequently amortized over the expected reproductive lives of the hens. Renewal of production poultry or depreciation of the hens, is determined based on the estimated poultry reproductive period.

Inventories consist of the following:

                                   June 30, 1999          September 30, 1998
                                   -------------          ------------------

Finished products                   $  3,120,359             $  3,038,319
Poultry                                2,778,902                2,713,040
Production poultry                     3,255,710                3,141,980
Materials and supplies                 1,824,591                1,710,071
Raw materials                          2,168,805                2,849,126
In transit                               481,560                  204,681
                                    ------------             ------------
                                      13,629,927               13,657,217
                                    ------------             ------------
Renewal of production poultry           (734,564)                (766,736)
Allowance for obsolescence               (46,733)                 (28,025)
                                    ------------             ------------
Inventories, net                    $ 12,848,630             $ 12,862,456
                                    ============             ============
NOTE 4 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:


                                                      Three months ended June 30,    Nine months ended June 30,
                                                      --------------------------     -------------------------
                                                        1999           1998           1999           1998
                                                        ----           ----           ----           ----
Net income (loss) ...............................   $   236,260    $   (30,092)   $ 2,889,895    $ 1,124,146
Foreign currency translation
    adjustment                                         (495,376)      (339,129)    (1,117,322)      (816,976)
                                                    -----------    -----------    -----------    -----------
Total comprehensive income
    (loss) ......................................   $  (259,116)   $  (369,221)   $ 1,772,573    $   307,170
                                                    ===========    ===========    ===========    ===========


                        RICA FOODS, INC and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 5 - EARNINGS PER SHARE

     Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 provides guidance for the computation, presentation and disclosure of earnings per share. Earnings per share pertaining to the three and nine months ended June 30, 1998 have been restated to reflect the reverse stock split effective on December 29, 1998.

     Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:

                                                                          Three months ended               Nine months ended
                                                                          ------------------               ------------------
                                                                               June 30,                        June 30,
                                                                               -------                         -------
                                                                        1999           1998           1999          1998
                                                                        ----           ----           ----          ----
Numerator:
    Net income applicable to common
       stockholders                                                 $  133,065     $  (158,949)   $ 2,613,450   $   922,625
                                                                    ===========    ===========    ===========   ===========
Denominator:
    Denominator for basic income per
       share .....................................................   7,122,398       7,230,489      7,107,476     6,777,330
    Effect of dilutive securities:
       Options to purchase  common
           stock .................................................     190,334          42,531        141,621        30,547
                                                                    ------------   ------------   ------------  ------------
    Denominator for diluted earnings
       per share .................................................   7,312,732       7,273,020      7,249,097     6,807,877
                                                                    ============   ============   ============  ============
Earnings per share from continuing
    operations:

      Basic ......................................................  $     0.02     $     (0.02)   $      0.37   $      0.13
                                                                    ===========    ===========    ===========   ===========
      Diluted ....................................................  $     0.02     $     (0.02)   $      0.36   $      0.13
                                                                    ===========    ===========    ===========   ===========

     The Company did not have any anti-dilutive securities outstanding as of June 30, 1999 and 1998.

     The minority interest in the income of subsidiaries and dividends on preferred stock have been excluded from income available to common stockholders.

                        RICA FOODS, INC and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 6 - PRO FORMA FINANCIAL INFORMATION

Following is pro forma financial information which presents results of operations for the nine months ended June 30, 1998 as if the acquisition of 56.38% of As de Oros, consummated on February 26, 1998, had taken place on October 1, 1997:


Revenues                                                    $93,205,982
                                                            ===========
Net income                                                  $ 2,088,051
                                                            ===========
Basic earnings per share:
    Weighted average number of shares outstanding             7,215,974
                                                            ===========
Earnings per share                                          $      0.29
                                                            ===========

Diluted earnings per share:
    Incremental shares from assumed conversion
      of warrants                                                30,547
                                                            -----------
    Adjusted weighted average shares                          7,246,521
                                                            ===========
Diluted earnings per share                                  $      0.29
                                                            ===========


NOTE 7 - CHANGE IN METHOD OF ACCOUNTING

     For fiscal year 1999, the Company changed its method of accounting for sales and purchases from integrated producers. Integrated producers are local farmers who raise and feed poultry on behalf of the Company. The new method adopted on October 1, 1998, reflects chickens and materials transferred to integrated producers as inventory. The method used until September 30, 1998, reflected transfers of chicken and materials to the integrated producers as sales at cost. The effect of the change in accounting method was an equivalent decrease in sales and cost of sales of approximately $3,230,000 and $8,555,000 for the three and nine months ended June 30, 1999, respectively. The statements of operations for June 1998, have not been restated to reflect the new method of accounting. There was no effect in the net income for the three months and nine months ended June 30, 1999.

                       RICA FOODS, INC and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

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

During  February  1999,  Inversiones  La Ribera,  S.A.  and the Company paid off outstanding debts to Pipasa in the amount of $334,075 and $492,025, respectively, in exchange for the same preferred shares received as dividends during that month.

NOTE 9 - RELATED PARTY TRANSACTIONS

During October 1998, As de Oros transferred its poultry incubation and raising operations to Pipasa. As part of this transfer, Pipasa assumed all of As de Oro's inventory related to its poultry incubation and raising operations, which amounted to $1.9 million. As de Oros has maintained ownership of all the property and equipment related to its poultry and rents these assets to Pipasa on a monthly basis. The transfer and rental of these assets was approved by the board of directors of both Pipasa and As de Oros. Any effect related to this transfer is eliminated in consolidation.

During October 1998, Pipasa transferred the production and marketing of animal feed to As de Oros. As part of this transfer, As de Oros assumed all of Pipasa's animal feed inventory and accounts receivable from this segment, which amounted to $39,000 and $265,000, respectively. The transfer of these assets was approved by the board of directors of both Pipasa and As de Oros. Any effect related to this transfer is eliminated in consolidation.

NOTE 10 - LITIGATION

Litigation: Pipasa is a defendant in a lawsuit brought in Costa Rica in which it was served with prejudgment liens. Pipasa substituted collateral for these liens with the approval of the Court, which approval is currently being appealed by the plaintiff. The Court appointed an independent impartial expert to determine the proper value of the collateral presented by Pipasa, which resulted in a favorable opinion to Pipasa.

Pipasa has not yet been served with the Complaint in the case and therefore, cannot ascertain the basis of the claim or the relief sought, but it believes the lawsuit is without merit and intends to assert a vigorous defense. Directly related with this lawsuit, the plaintiff also filed lawsuits in Miami-Dade, Florida and Northern District, California Civil Courts to seek relief of the alleged breach of contract. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial statements of the Company, and due to the preliminary stage of the lawsuits, Pipasa is in the process of determining the defense strategy, and intends to continue its vigorous defense. Rica Foods is not a party in these proceedings.

No legal proceedings of a material nature, other than the matter in the preceding paragraph to which the Company or its subsidiaries is a party, were pending during the nine months ended June 30, 1999 nor are any pending as of the date of this filing. In addition, the Company knows of no legal proceedings of a material nature pending or threatened nor have any judgments been entered against any director or officer of the Company in his capacity as such.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's operations are largely conducted through its subsidiaries, Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros"). The Company, though its subsidiaries, represents the largest poultry company in Costa Rica with a market share of approximately 70% of the chicken meat market. The Company's subsidiaries' primary business is derived from the production and sales of broiler chickens, processed chicken by-products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals. Pipasa, founded in 1969, is the largest poultry company in Costa Rica with approximately a 50% market share of the chicken meat market in Costa Rica. As de Oros, founded in 1954, is Costa Rica's second largest poultry producer, comprising approximately 20% of the country's poultry market and is one of the leaders in the Costa Rican animal feed market with a 21% market share. As de Oros also owns and operates a chain of 36 fried chicken fast food restaurants in Costa Rica called "Restaurantes As de Oros."

The Company's subsidiaries own 58 urban and rural outlets throughout Costa Rica, three modern processing plants and three animal feed plants. Due to similar business activities, the combined operations of the subsidiaries permit the Company to achieve operational efficiencies.

Although Management believes that the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10K for the fiscal year ended September 30, 1998.

SEASONALITY

The Company's subsidiaries have historically experienced and expect to continue to experience seasonal fluctuations in net sales and results of operations. The Company's subsidiaries have generally experienced higher sales and operating results in the first and second quarters of the fiscal period, and the Company expects this seasonal trend may continue for the foreseeable future.

YEAR 2000 READINESS

The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four digits to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. Although the Year 2000 problem will impact the Company and its business partners, a preliminary assessment of the Year 2000 exposure has been made by the Company and, primarily because the Company's major management information systems were developed with a Year 2000 certified application, the Company believes it will be able to achieve Year 2000 readiness for its internal systems by the end of fiscal year 1999. The Company has also developed a plan of communication with significant business partners to obtain appropriate assurances that the Company's operations will not be disrupted through these relationships and that Year 2000 issues will be resolved in a timely manner. The Company believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. However, estimates of Year 2000 related costs are based on numerous assumptions, including but not limited to, the continued availability of certain resources, the ability to acquire accurate information regarding third party suppliers, and the ability to correct all relevant applications and third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated. Moreover, the failure of a major vendor's systems to operate properly with respect to the Year 2000 problem on a timely basis or a Year 2000 conversion that is incompatible with the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations.

Information Systems and Technology
----------------------------------

Based on their analysis, the Company's subsidiaries have undergone significant strategic upgrades in application systems in order to improve business processes. Merchandising, production planning, and financial systems were selected for improved business functionality and are vendor certified as Year 2000 compliant. The Human Resources and Financial Systems were implemented during 1996. All critical applications will be tested to ensure compliance. Additionally, the hardware and communications infrastructure has been inventoried, assessed, and, where necessary, is currently being upgraded and tested. The remediation phase is expected to be complete by the end of fiscal year 1999. Testing is being performed concurrently with remediation activities and final testing is expected to be substantially complete in the same timeframe.

The Company's operations are dependent on the Year 2000 readiness of third parties. The Company relies on third-party suppliers for infrastructure elements such as telephone services, electric power, water, and banking facilities, as well as merchandise suppliers.

The vendor relations area of the project refers to the Year 2000 status evaluation of key merchandise and service vendors. As part of the Year 2000 initiative, merchandise and service vendors have been surveyed to determine their readiness and the Company is in the process of obtaining or negotiating to obtain adequate assurances from such vendors. In addition, because the Company has a select group of merchandise vendors, the Company will conduct more in depth assessments of certain of these mission critical vendors to further assess such vendor's progress. Where necessary, contingency plans will be developed to be used in the event of supplier delivery delay or failure. Although the Company has not been put on notice that any known third party's problem will not be resolved, the Company has limited information and no assurance that any additional information concerning the Year 2000 readiness of third parties will be made available. The resulting risks of the Company's business are very difficult to assess; however, the inability to obtain merchandise from one or more key vendors on a timely basis could have a material adverse effect on the Company's results of operations.

The Company is developing contingency plans and identifying what actions would be required if a critical system, service or merchandise supplier were not Year 2000 compliant. The Company expects these plans to be finalized by the end of fiscal year 1999.

To date, the Company expects to spend approximately $500,000 to $750,000 to complete the Year 2000 project, which will be funded through operating cash flows or external financing. Operating costs related to Year 2000 compliance projects will be incurred over several quarters and will be expensed as costs are incurred. Costs associated with business system solutions for improved business processes are not included in these amounts since they will not have a material adverse effect on the Company's financial condition or operating results. The costs of the project and the date on which the Company plans to complete the work are based on Management's best estimates, which were derived from numerous assumptions about future events, including but not limited to, the availability of certain resources, third party compliance information. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to identify and correct all relevant technologies, and the ability to acquire accurate information regarding third party suppliers. Additionally, Year 2000 expenditures vary significantly in project phases and depending on the remediation method used. Past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Year 2000 project.

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

GOVERNMENTAL REGULATION:

The poultry hatcheries, feeding farms and processing plants belonging to the Company's subsidiaries are subject to regulation under Costa Rican law with respect to cleanliness and health standards. Exports of Pipasa poultry products are regulated in the countries in which sales are made. Such regulation is not considered to be a burden on the Company's subsidiaries or to have a material effect on their ability to make a profit. Otherwise, the subsidiaries are not subject to any material governmental regulation or approvals.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

The following table presents certain items as a percentage of net sales for the period indicated:

                                                    Three months ended June 30,
                                                    ---------------------------
                                                     1999               1998
                                                     ----               ----

Net sales                                           100.00%            100.00%
Cost of sales                                        67.34%             74.84%
Gross profit                                         32.66%             25.16%
Total operating expenses                             26.37%             20.82%
Operating income                                      6.29%              4.34%
Other expenses, net                                   2.74%              2.94%
Income before income taxes and minority interest      3.55%              1.41%
Income taxes                                          0.71%              0.02%
Income before minority interest                       2.84%              1.39%
Minority interest                                     1.99%              1.48%
Net income (loss)                                     0.85%            (0.10)%
Preferred stock dividend                              0.37%              0.43%
Net income (loss) applicable to common stock holders  0.48%            (0.53)%


Prior and subsequent to the acquisition of As de Oros, there have been transactions between Pipasa and As de Oros consisting of sales of raw materials and finished products. These transactions have been eliminated in consolidation.

NET SALES:

General: Net sales generated by the Company's operations for the quarters ended June 30, 1999 and 1998 were $27.73 million and $30.15 million, respectively, a decrease of $2.42 million or 8.03%. The following table shows sales amounts by segment for each quarter (in millions):

                                   Three months ended June 30,
                                   ---------------------------
                             1999                            1998
                             ----                            ----
                     Amount        Percentage       Amount        Percentage
                     ------        ----------       ------        ----------

Broiler Chicken     $ 17.02          61.38%       $ 16.34           54.19%
Animal Feed            4.99          18.00%          5.99           19.86%
By-products            2.30           8.29%          2.25            7.46%
Restaurants            2.02           7.28%          2.10            6.97%
Other                  0.58           2.09%          2.68            8.89%
Exports                0.82           2.96%          0.79            2.63%
                    -------         ------        -------          ------
Total Sales         $ 27.73         100.00%       $ 30.15          100.00%
                    -------         ------        -------          ------

Broiler chicken: Sales of broiler chicken were $17.02 million and $16.34 million for the three months ended June 30, 1999 and 1998, respectively. The increase of 4.16% is primarily due to a 13.60% increase in tonnage offset a combination of a variation in sales mix of lower priced products, which products has resulted in an average sales price decrease. Increase in tonnage include sales to new important customers.

Animal Feed: Sales for commercial animal feed were $4.98 million and $5.99 million for the quarters ended June 30, 1999 and 1998 respectively, a decrease of $1.01 million or 16.86%. The sales decrease is primarily a result of a 6.77% decrease in tonnage, due to eliminations of customers to improve the client portfolio of this segment and a decrease in average sales prices. During this quarter, the cost of raw material decreased significantly, resulting in a general sales price decrease in the market. The Company will maintain lower sales prices to be able to compete in the market.

By-products: Total sales for this segment were of $2.30 million and $2.25 million for the three months ended June 30, 1999 and 1998, respectively. The 2.22% increase is mainly due to a 4.60% volume increase offset by a decrease in average sales prices. In general, there has been a strong market pressure to lower sales prices in order to establish and maintain sales volume, and as a result, a redistribution of sales mix toward lower priced products.

Restaurants: The restaurant segment had sales of $2.02 million and $2.10 million during the three months ended June 30, 1999 and 1998 respectively, for a decrease of $80,000 or 3.81%. During the 1999 period, the competition has introduced into the market new fast food restaurants, which have resulted in a decrease in sales. The Company has begun a marketing strategy to increase sales of this segment by remodeling its restaurants, investing in new world class cooking equipment to improve the quality of the chicken, promoting some of its products and opening new restaurants during the 1999 period. The Company plans to open new restaurants in rural and urban areas and expects that through this marketing strategy, sales will begin to increase in the foreseeable future.

Other: Sales of other items, which include commercial eggs, raw materials and baby chicks, were $580,000 and $2.68 million during the three months ended June 30, 1999 and 1998, respectively, a 78.36% decrease. This decrease is primarily the result of the change in the method in which transactions with integrated producers are recorded. Integrated producers are local farmers who raise and feed poultry on behalf of the Company. At present, transactions as of June 30, 1999 are recorded as a production poultry inventory transfer as opposed to a sale of raw materials and purchases of raised live chickens, zwhich is how the transaction was recorded during the quarter ended June 30, 1998.

Exports: The Company's exports were $820,000 and $790,000 during the quarters ended June 30, 1999 and 1998 respectively, an increase of 3.79%. This increase in exports was due to a 110.51% increase in export volume offset by variations in sales mix towards lower priced products. The Company intends to market pet food products aggressively, and has begun exporting this product to Dominican Republic.

COST OF SALES

General. Cost of sales was $18.67 million and $22.56 million for the quarters ended June 30, 1999 and 1998, respectively, a decrease of $3.89 million or 17.24%. This decrease in cost of sales was due primarily to the lower cost of raw materials such as imported corn and soybean meal, which represent a high percentage of the poultry feed diet, the main ingredient in animal feed products and a change in the method of accounting of integrated producers. The Company has recovered from the harsh effects of the "El Nino" weather phenomenon that took place during the comparable period last year. The higher temperatures of "El Nino" affected the cost of sales in several ways: low reproduction and incubation rates, higher mortality rates and low weight gains. The combination of these factors required the Company to import fertile eggs and chicken parts, at a higher cost, to cover demand. As a percentage of sales, cost of sales was 67.34% for the three months ended June 30, 1999 compared to 74.84% in the same period of 1998, a net decrease of 7.37%.

GROSS PROFIT

Gross profit for the three months ended June 30, 1999 and 1998 was $9.06 million and $7.59 million, respectively, an increase of $1.47 million or 19.37%. As a percentage of net sales, gross profit was 32.66% and 25.16% for the third quarters of fiscal 1999 and 1998, respectively, reflecting the factors discussed above.

OPERATING EXPENSES

Operating expenses increased from $6.3 to $7.3 million, an increase of $1.00 million or 15.87% during the three months ended June 30, 1999 when compared with the same period of fiscal year 1998. The increase is primarily due to higher payroll and marketing expenses such as advertising and vehicle fleet leasing and the inclusion of new subsidiaries of Pipasa in El Salvador and Honduras. As a percentage of net sales, operating expenses were 26.37% and 20.82% for the three months ended June 30, 1999 and 1998, respectively.

NON-OPERATING EXPENSES

Non-operating expenses decreased from $885,000 to $759,000, a decrease of $126,000 or 19.24% during the three months ended June 30, 1999,

when compared with the same period of fiscal year 1998. As a percentage of net sales, non-operating expenses were 2.74% and 2.94% for the three months ended June 30, 1999 and 1998, respectively.

ESTIMATED INCOME TAX

Estimated income taxes were $197,000 compared to $6,000 during the three months ended June 30, 1999 and 1998, respectively. The lower estimated tax rate in the prior period results mainly from the utilization of tax credits and loss carry forwards.

                 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
          JUNE 30, 1999 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1998

The following table presents certain items as a percentage of net sales for the period indicated:

                                            Nine months ended June 30,
                                            --------------------------
                                             1999                 1998

Net sales                                  100.00%               100.00%
Cost of sales                               65.01%                75.09%
Gross profit                                34.99%                24.91%
Total operating expenses                    24.02%                18.85%
Operating income                            10.98%                 6.05%
Other expenses, net                          3.09%                 2.09%
Income before income taxes and
   minority interest                         7.88%                 3.96%
Income taxes                                 1.12%                 0.56%
Income before minority interest              6.77%                 3.40%
Minority interest                            3.53%                 1.87%
Net income                                   3.24%                 1.53%
Preferred stock dividend                     0.31%                 0.27%
Net income applicable to common
  stock holders                              2.93%                 1.25%


Prior and subsequent to the acquisition of As de Oros, there have been transactions between Pipasa and As de Oros consisting of sales of raw materials and finished products. These transactions have been eliminated in consolidation.

NET SALES:

General. Net sales generated by the Company's operations for the nine months ended June 30, 1999 and June 30, 1998 were $89.29 million and $73.59 million, respectively, an increase of $15.70 million or 21.33%. Sales for fiscal year 1998 consolidates the results of As de Oros for only four months, compared to nine months for 1999 due to the February, 1998 acquisition of this subsidiary. Increase in sales for some segments are partially due to this factor. The following table shows sales amounts by segment for each period. (in millions):


                                  Nine months ended June 30,
                                  --------------------------
                              1999                            1998
                              ----                            ----
                     Amount        Percentage        Amount         Percentage
                     ------        ----------        ------         ----------

Broiler Chicken     $ 54.45          60.98%          $ 43.10          58.57%
Animal Feed           16.11          18.05%            10.77          14.64%
Restaurants            7.17           8.02%             2.84           3.86%
By Products            7.22           8.09%             7.17           9.74%
Exports                2.58           2.88%             1.92           2.61%
Other                  1.76           1.98%             7.78          10.58%
                    -------         ------           -------         ------
TOTAL SALES         $ 89.30         100.00%          $ 73.58         100.00%
                    -------         ------           -------         ------

Broiler chicken: Sales of broiler chicken were $54.45 million and $43.10 million for the nine months ended June 30, 1999 and 1998, respectively. The increase of 26.33% is primarily due to an increase in tonnage and the inclusion of As de Oros, which offset the promotions of some products and caused variations in the sales mix creating lower priced products.

Animal Feed: Sales for commercial animal feed were $16.11 million and $10.77 million for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $5.34 million or 49.58%. This increase is primarily due to increase in tonnage of 38.05% which is mainly due to the inclusion of As de Oros. As de Oros' core business, animal feed sales, significantly contributed to the sales increase reflected in this segment. Additionally, sales of pet food have increased due to a more aggressive sales strategy.

By-products: Total sales for this segment were $7.22 million and $7.17 million for the nine months ended June 30, 1999 and 1998, respectively. The 0.70% increase is mainly due to an 8.87% volume increase offset by promotions of some products and variations of sales mix towards lower priced products. During fiscal 1999, the Company has lowered prices of certain key products as a marketing strategy to maintain sales volume due to strong market competition.

Exports: The Company's exports were $2.58 million and $1.92 million during the nine months ended June 30, 1999 and 1998, respectively, an increase of $660,000 or 34.37%. This increase is primarily due to a 78.38% volume increase, offset by variations in sales mix toward lower priced products. During fiscal 1999, increases in tonnage have been mainly due to exports of chicken by products and broiler chicken to Honduras, and non-recurring exports made to Hong Kong during the months of October and November 1998. There was also an increase of pet food exports, which were introduced to the Central American market and the Dominican Republic market at the end of fiscal year 1998 and during the third quarter of fiscal year 1999, respectively.

Other: Sales of other items, which include commercial eggs, raw materials and baby chicks, were $1.77 million and $7.78 million during the nine months ended June 30, 1999 and 1998, respectively, a decrease of $6.01 millions or 77.24%. This decrease is mainly the result of the change in the method in which transactions with integrated producers are recorded. Additionally, there is an important decrease due to the elimination of inter-company sales, since prior to the acquisition of As de Oros in February 1998, there were transactions between Pipasa and As de Oros consisting mainly of sales of raw materials.

Restaurants: The restaurant segment had sales of $7.17 million during the nine months ended June 30, 1999 compared to $2.84 million during the nine months ended June 30, 1998, an increase of $4.33 million or 152.46%. This increase is mainly due to the consolidation of As de Oros' results for nine months during 1999, compared to four months during 1998. During fiscal 1999, new fast food restaurants from competitors have been introduced in the market, which have resulted in a decrease in sales. The Company has begun a marketing strategy to increase sales in this segment. The Company plans to open new restaurants in rural and urban areas and expects that through this marketing strategy, sales will increase in the foreseeable future.

COST OF SALES

General. Cost of sales was $58.05 million and $55.26 million for the nine months ended June 30, 1999 and 1998 respectively, an increase of $2.79 million or 5.05%. As a percentage of sales, cost of sales was 65.01% for the nine months ended June 30, 1999 compared to 75.09% for the same period of 1998, a net decrease of 10.08%. The increase in cost of sales was primarily due to the inclusion of As de Oros. The decrease in cost of sales margin was due primarily to the effect of lower cost of imported raw materials, which represents a high percentage of the poultry feed diet, the main ingredient of animal feed product, and the change in the method of accounting of integrated producers. Additionally, the cost margin decreased due to the Company's recovery from the harsh effects of the "El Nino" weather phenomenon and the use of a lower cost diet formula used during the nine months ended June 30, 1999.

GROSS PROFIT

Gross profit for the nine months ended June 30, 1999 and 1998 was $31.25 million and $18.33 million respectively, an increase of $12.92 million or 70.49%. As a percentage of net sales, gross profit was 34.99% and 24.91%, respectively, for the first three-quarters of fiscal 1999 and 1998 respectively, due to the factors discussed above.

OPERATING EXPENSES

Operating expenses were $21.44 million and $13.87 million for the nine months ended June 30, 1999 and 1998, respectively, an increase of $7.57 million or 54.58%. The increase is primarily due to the inclusion of As de Oros, acquired in February 1998, and higher payroll and marketing expenses. Also, the introduction of Pipasa's subsidiaries in El Salvador and Honduras, respectively, contributed to the increase of operating expenses. As a percentage of net sales, operating expenses were 24.02% and 18.85% for the nine months ended June 30, 1999 and 1998, respectively.

NON-OPERATING EXPENSES

Non-operating expenses were $2.76 million and $1.54 million, an increase of $1.22 million or 79.22% during the nine months ended June 30, 1999 compared to same period of fiscal year 1998. As a percentage of net sales, non-operating expenses were 3.09% and 2.09% for the nine months ended June 30, 1999 and 1998, respectively. Non-operating expenses increased mainly as a result of higher interest expense and exchange rate losses, which increased by $1.09 million due to the consolidation of As de Oros.

ESTIMATED INCOME TAX

Estimated income taxes were $998,000 compared to $414,000 during the nine months ended June 30, 1999 and 1998, respectively. The lower estimated tax rate in the prior period results mainly from the utilization of tax credits and loss carry forwards.

FINANCIAL CONDITION

Operating activities:

As of June 30, 1999, the Company had $3.77 million in cash and cash equivalents. Working capital was $6.21 million as compared to $4.83 at the end of fiscal year 1998, a $1.4 million increase. This increase is primarily due to an increase in current assets and a slight decrease in short term liability. The current ratios were 1.29 and 1.23 as of June 30, 1999 and September 30, 1998 respectively.

Cash provided by operating activities was $8.90 million during the nine months ended June 30, 1999 compared to $2.84 million during the nine months ended June 30, 1998. Cash flows from operations improved due to increased operating earnings and non-cash charges such as depreciation and amortization expenses, which were of $7.80 million compared to $4.11 million during the nine months ended June 30, 1998.

Investing Activities:

Cash used for investing activities during the nine months ended June 30, 1999 was $5.5 million compared to $1.70 million provided during the same period of fiscal year 1998. Investing cash flows reflect capital expenditures, which are primarily related to the acquisition of an enterprise resource planning system and purchases and improvements in production equipment and facilities. In addition, the Company has remodeled some of its fast food restaurants as part of a marketing strategy. The Company anticipates that it will spend approximately $1.20 million for capital expenditures during the rest of fiscal year 1999 and expects to finance such expenditures with long-term financing.

Financing Activities:

As of June 30, 1999, the Company had line of credit agreements with banks for a maximum aggregate amount of $24 million, of which $6.6 million have already been used. Agreements may be renewed annually and bear interest at annual rates ranging from 6.92% to 10.50%. Property and other collateral secure those agreements.

During the nine months ended June 30, 1999, the company used $3.77 million for financing activities compared to $225,000 provided during the same period of fiscal year 1998. Net cash used in financing activities primarily consists of cash outflows for payment of short-term and long-term debt amortization compared to cash provided by the debt restructuring that took place during January and February of 1998.

Management expects to continue to finance operations and capital expenditures with its normal operating activities and external sources. Management also expects that there will be sufficient resources available to meet the Company's cash requirements through the rest of the fiscal year.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may, from time to time, make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) market conditions for finished products, including the supply and pricing of alternative proteins which may impact the Company's pricing power; (iii) risks associated with leverage, including cost increases due to rising interest rates;
(iv) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety, currency fluctuations; and
(v) the effect of, or changes in, general economic conditions.

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

Exchange Rate Risk:

The Company makes U.S. dollar payments for its raw materials and bank facilities. This U.S. dollar expense component is not unique to the Company as all poultry producers in Central America must rely on U.S. companies for raw materials such as corn, soybean meal and reproduction birds. Given its U.S. dollar exposure, the Company actively manages its exchange rate risk. It uses a financial model to determine the best strategy to mitigate against the devaluation of the currency of Costa Rica, the colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. For the fiscal years ended September 30, 1997 and 1998, the national devaluation rate was 11.6% and 10.6%, respectively, and correspondingly, the Company increased its prices 12.6% and 13.03%, respectively. For the nine months ended June 30, 1999, the national devaluation was 8.55%. The Company increased its prices approximately 7% during the first quarter and plans to increase its sales prices during the last quarter of fiscal year 1999. Management believes that the Company's strong market share will allow for this type of price increase without sacrificing demand and market share. The Company has successfully passed along such increases for the last five years. Management plans to increase its export operations in order to increase its U.S. dollar revenues as all export sales are made in U.S. dollars. For the nine months ended June 30, 1999, exports increased 34.37% when compared to exports for the same period in 1998.

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

The Agriculture Ministry in Costa Rica monitors all chicken entering the country, as it wants to prevent the spread of Newcastle Disease in Costa Rica. The Costa Rican market has tariff agreements that balance the international prices. Chicken importers must pay duties as dictated by the General Agreement on Trade and Tariffs ("GATT"). These agreements were reached during the Uruguay Round of the GATT negotiations and are due to expire in 2004. They provide that only 942 metric tons ("MT") of whole chicken parts or chicken derivatives can be imported to Costa Rica from countries outside of the Central American Common Market. This quota is taxed at a rate of 34% and amounts in excess of this quota are subject to a 170% tariff. This tax rate was based on the additional cost of producing poultry in Costa Rica compared to cost of production in the U.S.

Commodity Risk Management:

The Company imports all of its corn, the primary ingredient in chicken feed, from the United States of America. Movements in the price of corn can significantly affect the Company's gross profit margin. The Company's greatest cost components are corn and soybean meal, which are both imported from the United States of America. The Company purchases approximately $l.6 million of corn monthly through the Chicago Board of Trade ("CBOT"). Corn and soybean meal purchases represent approximately 35% of the total cost of goods sold and 70% of raw material costs. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires consistent and daily hedging in order to minimize the effect of price increases on the Company's profit margin. The Company has been actively hedging its exposure to corn since 1991. The Company evaluates, on a daily basis, the price of corn and soybean meal. All hedging activities are supervised by the financial department, whose employees have been trained at the CBOT and attend regular seminars on commodities hedging strategies.

Hedging strategies must be approved by the Company's hedging committee. The committee consists of two analysts, the Financial Director, Financial Manager and Financial vice-president. The committee meets at least once a week to evaluate the Company's exposure in corn and soybean meal. The Company's strategy is to hedge against price increases in corn and soybean meal. The Company is not involved in speculative trading. Contracts range from one month to six months. The Company will buy directly from the spot market if market conditions are favorable, but as a general rule, it purchases at least 50% of its corn through contracts. The Company's hedging strategy is set in its yearly budget, which determines how much corn and soybean meal it will need and the price it must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity models. The Company bases its target prices on the worst case price assumptions (i.e. high corn prices). The average prices paid by the Company for corn and soybean meal were approximately 7% below its budgeted prices as of June 1999. Commodity prices for nine months ended June 30, 1999 have been below or equal to budgeted prices.

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

Exchange Rate Risk Management:

In addition to movements in the price of corn and soybean meal, the Company has exposure to fluctuations in exchange rates, as payments for corn, soybean meal, reproduction birds and bank facilities are all in U.S. dollars. Management has the responsibility to follow economic and industrial trends that influence foreign exchange levels. This department examines areas such as poultry gross national product, gross national product ("GNP"), inflation, devaluation, export and import growth rates, growth in real wages, unemployment and population growth rates.

Raw material purchases have an average payment period of 120 days; hence, exchange rate risk is for four months. During this period, accounts are paid and costs are updated to reflect new exchange rates. In the event of a severe devaluation of the colon or increases in international prices, the Company can increase sales prices to recuperate its foreign exchange losses. In addition, all of the Company's exports are denominated in U.S. dollars (even exports within Central America). Management expects that the strategy to increase exports will increase the Company's U.S. dollar revenues. The Company uses a model to determine the maximum devaluation possible before it considers taking on U.S.-based debt. In effect, the Company borrows in U.S. dollars when economically proven to be less expensive than borrowing in colones.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS:

Litigation: Pipasa is a defendant in a lawsuit brought in Costa Rica in which it was served with prejudgment liens. Pipasa substituted collateral for these liens, with the approval of the Court, which is currently being appealed by the plaintiff. The Court appointed an independent impartial expert to determine the proper value of the collateral presented by Pipasa, which resulted in a favorable opinion to Pipasa.

Pipasa has not yet been served with the Complaint in the case and therefore, cannot ascertain the basis of the claim or the relief sought, but it believes the lawsuit is without merit and intends to assert a vigorous defense. Directly related with this lawsuit, the plaintiff also filed lawsuits in Miami-Dade, Florida and Northern District California Civil Courts to seek relief of the alleged breach of contract. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial statements of the Company and, due to the preliminary stage of the lawsuits, Pipasa is in the process of determining the defense strategy, and intends to continue its vigorous defense. Rica Foods is not a party in these proceedings.

No legal proceedings of a material nature, other than the matter in the preceding paragraph to which the Company or its subsidiaries is a party, were pending during the nine months ended June 30, 1999 nor are any pending as of the date of this filing. In addition, the Company knows of no legal proceedings of a material nature pending or threatened nor have any judgments been entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

The Company effectuated a 1 for 3 reverse stock split ( the "Split" ) of the Company's common stock to be effective on December 29, 1998. In connection with the Split, new certificates will be issued and those shareholders owning more than five shares of common stock, post split, shall receive one full share of each fraction of a share to which they would be entitled. Each shareholder holding less than five shares of common stock, post split, shall receive the payment for the fractional share held by them based on the mean of the bid and ask prices on the effective date of the Split.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On June 18, 1999, the Company held its Annual Meeting of Shareholders, at the Sheraton Biscayne Bay Hotel, 495 Brickell Avenue, Miami, Florida, for the following purposes: a) To elect seven members of the Company's Board of Directors to hold office until the Company's 2000 Annual Meeting of Shareholders or until their successors are duly elected and qualified; b) To consider and vote upon a proposal to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended September 30, 1998; and
c) To transact such other business as may properly come before the Annual Meeting or any adjournments or postponements thereof.

All matters submitted were approved and the final tabulation of votes was: a) For the election of the seven current members of the Board, 6,867,764 shares voted for all seven members of the Board, 404 votes against, no votes abstained;
b) For the ratification of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended September 30, 1998, 6,868,062 voted for, 102 votes against, and 4 votes abstained; c) As other business properly presented before the Annual Meeting was presented no sole item, the proposal of ratification of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended September 30, 1999, which proposal was approved and voted by the proxies as follows: For the ratification of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended September 30, 1999:
6,868,062 votes for, 102 votes against and 4,000 votes abstained.

ITEM 5.  OTHER INFORMATION:

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

ITEM 6.  EXHIBITS AND REPORTS:

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

                                       RICA FOODS, INC. AND SUBSIDIARIES



Dated:  August 16, 1999                -------------------------------------
-----                                  Calixto Chaves
                                       Chief Executive Officer



Dated:  August 16, 1999               -------------------------------------
-----                                  Randall Piedra
                                       Chief Financial Officer