Form 10-K
period 1999-09-30
RICA FOODS INC
filed 2000-01-13
CIK 789881

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                    Annual Report under Section 13 or 15(d)

                     Of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended: September 30, 1999
                          Commission File No. 0-18222

                                RICA FOODS, INC.

             (Exact Name of Registrant as specified in its charter)

                 Nevada                                     87-0432572

(State or other jurisdiction of incorporation)     (IRS Employer File Number)

                           95 Merrick Way, Suite 507
          Coral Gables, Florida                              33134

  (Address of principal executive offices)                (Zip code)

                         (305) 476-1757, (305) 476-1760

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

                                    Yes X No

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ()

Issuer's revenues for its most recent fiscal year $118,549,625.

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of January 5, 2000 was approximately $51,386,802. A total of 4,194,841 shares were owned by non-affiliates as of December 29, 1999.

The number of shares  outstanding of the  Registrant's  common stock,  as of the latest practicable date, January 5, 2000 was 12,847,921.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders        Parts I, II  and IV

Portions of the Proxy Statement for the 1998 Annual
  Meeting of Shareholders                                 Parts I, III and IV

                                RICA FOODS, INC.

                               TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.  Description of Business..........................................   1
Item 2.  Properties.......................................................  11
Item 3.  Legal Proceedings................................................  12
Item 4.  Submission of Matters to a Vote of Security Holders .............  13

PART II

Item 5.  Market for the Registrant's Common Stock and Related
           Stockholders Matters...........................................  15
Item 6.  Selected Financial Data..........................................  16
Item 7.  Management's  Discussion and Analysis of Financial
           Condition and Results of Operations............................  17
Item 7.A.Quantitative and Qualitative Disclosures about Market Risk.......  29
Item 8.  Financial Statements and Supplementary Data......................  31
Item 9.  Changes in or Disagreements with Accountants on Accounting and Financial Disclosures......................................  31

                                    PART III

Item 10. Directors and Executive Officers, Promotors and Control
           Persons........................................................  32
Item 11. Executive Compensation...........................................  36
Item 12. Security Ownership of Certain Beneficial Owners and
           Management.....................................................  36
Item 13. Certain Relationships and Related Transactions...................  38

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form
           8-K............................................................  39

PART 1
------

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

RICA FOODS, INC., formerly Costa Rica International, Inc. (the "Company") was incorporated under the laws of the state of Utah on February 6, 1986 under the name CCR, Inc. The Company undertook a public offering of its securities in 1987. In 1994, the Company changed its name to Quantum Learning Systems, Inc. and its state of incorporation to Nevada. On August 5, 1996, the Company changed its name to Costa Rica International, Inc., and on May 29, 1998, the Company changed its name to RICA FOODS, INC., to better reflect its core business.

In April, 1996, Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa"), a Costa Rican corporation, entered into an agreement and plan of reorganization (the "First Pipasa Agreement") with the Company, pursuant to which the Company acquired 59.56% of the common stock of Pipasa in exchange for the issuance of 5,191,190 (15,573,571 pre-split) shares of the Company's common stock to the stockholders of Pipasa. The First Pipasa Agreement provided that the Company could acquire the remaining 40.44% of the common stock of Pipasa on or before September 30, 1997. The additional purchase of the common stock of Pipasa did not occur by that date.

The consolidated financial statements of the Company reflect the September 30, 1996 acquisition of Pipasa as a reverse acquisition, whereby Pipasa was treated as the accounting acquiror and the Company as the legal acquiror.

In July 1998, an independent committee comprised of minority shareholders of the Registrant and Management of Pipasa resumed discussions concerning the acquisition by the Company of the remaining 40.44% of Pipasa's common stock. On September 28, 1998, the Company and Inversiones La Ribera, S.A. ("Ribera"), a Costa Rican corporation controlled by Calixto Chaves, the Company's President, Chief Executive Officer and principal shareholder entered into an agreement (the "Final Pipasa Agreement") providing for the purchase of the remaining outstanding common stock of Pipasa held by Ribera in exchange for 3,683.595 (11,050,784 pre-split) shares of the Company's common stock. The Final Pipasa Agreement was amended on November 9, 1998, to provide that the transaction be subject to (I) the receipt of an opinion from an independent firm that the transaction was fair from a financial point of view to the Company's stockholders and (II) approval of the transaction by holders of a majority of the issued and outstanding common stock of the Company. In December 1998, the Company received approval of the transaction by holders of a majority of the issued and outstanding common stock of the Company. In January 1999, the Company received a fairness opinion from an independent consultant confirming that the transaction is fair from a financial point of view to the Company's stockholders.

On February 26, 1998, the Company consummated an agreement with Comercial Angui, S.A., a Costa Rican corporation ("Comercial Angui") (the "Original Oros Agreement") to purchase 56.38% of the outstanding common stock of Corporacion As de Oros, S.A., and Subsidiaries, a

Costa Rican corporation ("As de Oros"), held by Comercial Angui, for consideration consisting of (I) a promissory note with a stated amount of $2.4 million due in January, 2000, and (II) 815,686 (2,447,058 pre-split) shares of the Company's common stock, having a then current market value of approximately $2.6 million. Soon thereafter, an independent committee of stockholders and Management of the Company commenced discussions with Comercial Angui and its sole shareholder, Antonio Echeverria, concerning the possibility of purchasing the remaining outstanding shares of As de Oros held by Comercial Angui.

The purpose of this proposed transaction, as in the case of the agreement to purchase the remaining minority interest in Pipasa, was to eliminate the minority ownership of As de Oros and to consolidate both the operations and the financial results of Pipasa and As de Oros and Pipasa (collectively, the "Subsidiaries") in the Company's financial statements. Subsequently, on September 28, 1998, the Company and Comercial Angui entered into an agreement (the "Final Oros Agreement") to purchase Comercial Angui's remaining 43.62%
interest in As de Oros for 1,670,921 (5,012,762 pre-split) shares of the Company's common stock. On November 9, 1998, the Company and Comercial Angui entered into an amendment to the Final Oros Agreement, which mirrored the amendment to the Final Pipasa Agreement, that provided that the transaction would not be consummated until (I) the holders of a majority of the Company's common stock approved the transaction, and (II) the Company received a fairness opinion that the transaction was fair to the Company's stockholders, which approval and receipt were acknowledged on December, 1998 and January, 1999, respectively.

REVERSE STOCK SPLIT

On December 15, 1998, the Board of Directors declared a 1 for 3 reverse stock split (the "Split") of the Company's common stock to be effective on December 29, 1998. In connection with the Split, new certificates were issued and those stockholders owning more than five shares of common stock, on the Split date, received one full share for each fraction of a share to which they would be entitled. Each shareholder holding less than 5 shares of common stock, on the effective date, received a payment in cash for the fractional share held by them based on the mean of the bid and ask price on the effective date of the Split. All shares amounts have been restated to reflect the reverse stock split.

SUBSEQUENT EVENTS - ACQUISITIONS

On November 22, 1999, the Company consummated the acquisition of the remaining 43.62% or 654,300 shares of common stock of As de Oros in accordance with the terms and conditions in the Final Oros Agreement. In exchange for the purchase of 100% of As de Oros, the Company has issued to Angui, a total of 2,486,407 shares of Company common stock. With the November 22, 1999 acquisition, the Company has increased the ownership interest in As de Oros to 100%, in comparison to a 56.38% majority interest reflected as of September 30, 1999.

On December 7, 1999, the Company consummated the acquisition of the remaining the 40.44% or 1,840,000 shares of common stock of Pipasa, pursuant to the Final Pipasa Agreement, in exchange for a total of 3,683,595 shares of the Company's common stock. With the transfer of the shares, the Company has increased the ownership interest in Pipasa to 100%, in comparison to a 59.56% majority interest, reflected as of September 30, 1999.

FINANCING

In February 1998, the Company consummated the refinancing of a part of its Subsidiaries' debt through the issuance of an aggregate of $20 million of the Company's 11.71% Series A Senior Notes and Series B Senior Notes (the "Notes"). Principal payments on both Notes will be made from January 15, 2001 through January 15, 2005 in five annual installments of $4,000,000. These Notes were placed through Citicorp Securities, Inc. Through the proceeds of these Notes, the Company repaid $8 million and $12 million of the indebtedness of its two subsidiaries, Pipasa and As de Oros, respectively.

BUSINESS OF THE COMPANY

The Company's operations are largely conducted through Pipasa and As de Oros, its two largest subsidiaries. Pipasa, founded in 1969, is the largest poultry company in Costa Rica with a market share of approximately 50% of the chicken meat market in Costa Rica. The main activities of Pipasa entail the production and sale of fresh and frozen poultry, processed chicken products, commercial eggs and concentrate for livestock and domestic animals. Pipasa has been in the poultry business for more than 30 years with more than 14 years of experience in exports.

As de Oros, founded in 1954, is Costa Rica's second largest poultry producer, comprising approximately 20% of the country's poultry market and is one of the leaders in the Costa Rican animal feed market with a market share of approximately 27%. As de Oros also owns and operates a chain of 33 fried chicken quick service restaurants in Costa Rica called "Restaurantes As de Oros". The Company's Subsidiaries own a total of 60 urban and rural outlets throughout Costa Rica, three modern processing plants and three animal feed plants. Due to similar business activities, the combined operations of the Subsidiaries permit the Company to achieve operational efficiencies.

The Company promotes its brand names through advertisements and marketing events and considers its Subsidiaries to be among the most recognized Central American chicken producers, supplying chicken in Costa Rica to Burger King, Subway, Kentucky Fried Chicken and Pizza Hut franchises, Price Smart, Taco Bell and Gerber Products companies. In addition, the Company, through its Subsidiaries, was selected by the McDonald's Corporation to be one of its poultry suppliers for all of Central America. During fiscal 1999, the Company invested approximately $5 million in productive assets in its Subsidiaries, which has increased efficiency and output.

The Company's Subsidiaries do not depend on the sales of only one product but rather a diversity of lines of products available at a range of prices and presentations, which represent an important strategic strength of the Subsidiaries. The Company produces over 500 different products to meet consumer demands.

SEGMENTS

Information regarding the Company's segments for the last three fiscal years is set forth in the Company's Fiscal 1999 Annual Report, note 15 to the consolidated financial statements. Such information is incorporated by reference.

The  following  is a brief  description  of the main  business  segments  of the
Company:

Broiler Chicken
---------------

Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats. The per capita consumption of poultry in Costa Rica has increased from 18.5 kilos (40.7 lbs.) in 1998 to 20.25 (44.6 lbs.) in 1999, a 9.5% increase during that period. Poultry is consumed by all social levels and is not defined by geographic markets. The popularity of poultry in Costa Rica extends beyond broiler chicken and includes chicken by-products, such as sausages and cold cuts. The Company's main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa(TM) and As de Oros(TM). Broiler chicken is a generic product that is directed to customers of all social and economic levels. Recent polls and consumer information indicate that Costa Ricans eat chicken at least once a week. Chicken is sold to institutional clients, schools, hospitals, restaurants and small grocery stores. In Costa Rica, Pipasa currently supplies Burger King, Subway, Kentucky Fried Chicken and Pizza Hut franchises, Price Smart, Taco Bell and Gerber Products companies. It was also selected by the McDonald's Corporation to be one of its poultry suppliers for all of Central America.

Chicken By-Products
-------------------

Chicken by-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. Chicken by-products are a very profitable segment of the business, with gross margins as a percent of total by-products sales of approximately 44.24% for fiscal 1999. The Company's chicken by-products are sold through the Kimby(TM), Chulitas(TM), and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets and sales are predominantly driven by price. The Kimby(TM) brand name is the leading seller of chicken by-products in Costa Rica.

Animal Feed
-----------

Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses and domestic pets. The Company's animal feed products are sold through the Ascan(TM), Aguilar y Solis(TM), Kanin(TM), Mimados(TM) and Nutribel(TM) brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through the Mimados(TM), Kanin(TM) and Ascan(TM) brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels. The Company is currently the leader in the animal feed market in Costa Rica, with a 27% market share.

Restaurants
-----------

Restaurantes As de Oros operates 33 restaurants located in rural and urban areas through out Costa Rica, including express delivery service in some restaurants. Restaurantes As de Oros is a quick service restaurant, which offers a diversified menu of chicken meals. Restaurantes As de Oros distinguishes itself from other quick service chains by offering dishes and using recipes and ingredients which appeal to the taste of Costa Ricans. The quick service restaurant business is highly competitive in Costa Rica. During 1999, and continuing into the next fiscal year, the Company will invest in remodeling the facilities of its restaurants, new cooking equipment and establishing new marketing strategies to emphasize differentiation from other quick service restaurants.

Exports
-------

Subsidiaries of the Company export different products to other countries in Central America and the Caribbean. The Company exports mainly the Pipasa(TM), Mimados(TM) and Kimby(TM) brand names.

Other
-----

This segment includes sales of commercial eggs, non-recurrent sales of fertile eggs and raw material sales among others. "Other" sales mainly include sales of baby chicks and animal feed to integrated producers, who are local farmers who raise and feed poultry on behalf of the Company. For fiscal 1999, the Company changed its method of accounting for sales and purchases with integrated producers. Beginning on October 1, 1998, baby chicks, animal feed and other materials transferred to integrated producers are reflected as In Process Inventory, as opposed to sales at cost, as was recorded for fiscal 1998 and 1997. Sales to Other, excluding integrated producers, make up less than 3% of total sales for fiscal year 1999.

DISTRIBUTION NETWORK

The Company has a distribution fleet consisting of approximately 230 delivery trucks specially designed to deliver poultry products. These trucks are equipped with refrigeration chambers to ensure delivery of fresh products daily, thus maintaining the Company's reputation for fresh quality products. In addition, the Company has delivery trucks for animal feed and also uses independent distributors to deliver larger quantities of this product to some of its customers.

The Company's products are sold through supermarkets, independent distributors, the delivery trucks that it owns or leases, and urban and rural retail outlets throughout Costa Rica. A majority of the total distribution of the Company's products is conducted through the Company's urban retail outlets and delivery trucks with a smaller portion through rural outlets. The remaining distribution is serviced through the Company's processing plants. The retail outlets, mostly located in urban areas, are exclusively dedicated to the sale of the Company's products and most of these outlets are leased by the Company. Through its outlets, the Company is able to distribute its products to customers in urban and rural areas who may not have easy access to supermarkets. Prices of products sold in these retail outlets are identical to prices quoted in supermarkets. The Company's products are sold fresh as most retail outlets are typically situated near the Company's processing facilities, which enable trucks to make deliveries on a daily basis. The products may be sold by the unit or wholesale. Rural outlets are strategically located near major roadways and most are equipped with refrigeration chambers that allow for storage of chicken. The Company plans to continue investing in increasing the capacity of cold room storage of some strategic facilities in order to meet increased sales plans (specifically for chicken by-products). The increased capacity will enable distribution trucks to make more deliveries, as trucks can simply return to the nearest agency to reload, as opposed to the main plant. In total, through its distribution fleet and outlets, the Company sells to over 32,000 customers.

SEASONALITY

The Company's Subsidiaries have historically experienced and have come to expect seasonal fluctuations in net sales and results of operations. The Company's Subsidiaries have generally experienced higher sales and operating results in the first and second quarters of the fiscal period. This variation is primarily the result of holiday celebrations during this time of year in which Costa Ricans prepare traditional meals, which include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

RAW MATERIALS

The primary raw material and main component for the Company's products consists primarily of corn and soybean meal. Corn and soybean meal purchases represent approximately 35% of total cost of goods sold and 70% of raw material costs. Historically, the Company has been able to obtain satisfactory supply for these materials.

The Company imports all of its corn from the United States of America through the Chicago Board of Trade ("CBOT") and uses commodity futures and forward purchasing for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity purchases. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires consistent and daily hedging in order to minimize the effect of price increases on the Company's profit margin. Changes in the price of corn can significantly affect the Company's gross profit margin.

The Company purchases its soybean meal through Industrias Oleaginosas, S.A., a Costa Rican corporation ("INOLASA"), in which the Company holds a 10% equity ownership. In Costa Rica, there is a 5% tax for soybean meal imports, which is not levied if purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to go directly to the CBOT to purchase soybean meal.

CUSTOMER RELATIONS

The majority of the Company's customers are located in Costa Rica. No single customer accounted for more than 10% of total consolidated sales, and the loss of any single customer would not have a material adverse effect on the Company's business.

BACKLOG OF ORDERS

At September 30, 1999, the Company had no backlog of sales orders.

FOREIGN COMPETITION

The Company does not have any significant domestic competition at the present time. The Company's local market share, however, could potentially be threatened by foreign competition. The Company believes that the likelihood of this is low for several reasons. First, the Company has a strong reputation for producing high quality products at a reasonable price. Costa Ricans prefer fresh chicken to frozen chicken. Due to transportation constraints and distance, foreign competitors would have to sell frozen chicken if they were to sell chicken in Costa Rica.

The Agriculture Ministry in Costa Rica monitors all chicken entering the country to prevent the spread of Newcastle Disease in Costa Rica. The Costa Rican market is also compensated by tariff agreements at the present time. Chicken importers must pay duties as dictated by the General Agreement on Trade and Tariffs ("GATT"). These agreements were reached at the Uruguay Round of the GATT negotiations and are due to expire in 2004. These agreements provide that for fiscal year 1999, only 1,000 metric tons ("MT") of poultry meat and 117 MT of poultry by-products of whole chicken parts or chicken derivatives can be imported to Costa Rica from countries outside of the Central American Common Market. This quota is taxed at a rate of 34% and amounts in excess of this quota are subject to a 166% tariff, except for whole chicken and breast cut, which are subject to a 40% tariff. For the fiscal year 2000 tariffs have been negotiated to reach a 158% tariff. These tariff rates were based on the average sales price of poultry meat in Costa Rica compared to the average sales price of poultry meat in the United States of America.

PRICING

In Costa Rica, there are no laws against monopolies; however, there are laws against monopolistic practices. Companies which have a dominant market share in Costa Rica cannot arbitrarily increase prices in order to take advantage of market position. Companies also are forbidden to work in conjunction with their competitors in order to create price collusion. Given these guidelines, the Company's pricing strategies are influenced by two main factors: industry conditions and currency devaluation. The Company will use its financial model to increase prices in order to mitigate the effect of the devaluation of the colon, the functional currency of Costa Rica. During the last 10 years, the colon has devalued at an annual average rate of 13.11%, which the Company has mitigated by increasing prices. During the year ended September 30, 1999, the colon devalued 10.81% and the Company mitigated this devaluation by increasing prices on average by 11.19% for its chicken, meat by-products and animal feed segments.

In terms of consumer reaction to price increases within the chicken broiler segment, there is little differentiation for customers between one competitor and another. Instead, prices are set by the leader, which in Costa Rica is the Company's subsidiary, Pipasa. Given the consistent increase in chicken prices over the past 13 years, the Company believes it has excellent data on consumer reactions to price increases. According to past experience, a significant price increase leads to a temporary decrease in sales that lasts approximately two months.

MARKETING

The Company has a division dedicated to marketing. The marketing department's responsibility is to advertise the Company's various products and brand names. In addition to television and radio advertisements, the Company's distribution centers promote the Company's brand names by distributing posters, T-shirts and hats with the company's logo. In Costa Rica, the Company's brand names commonly appear on billboards and bus stops. There are more marketing techniques available for use by the Company, such as packaging presentations, promotions and sponsoring special national events.

RESEARCH AND DEVELOPMENT

The Company conducts continuous research and development activities to improve the quality of the diet fed to poultry during its growing stage. The annual cost of such research and development programs is less than one percent of total consolidated annual sales and is expensed as incurred.

EMPLOYEES COMPENSATION AND INCENTIVES

As of December 29, 1999, the Company employed approximately 3,700 persons. The senior management level at the Company has on average almost 15 years of experience with the Company which has enabled the Company, through creating efficient operations, making strategic acquisitions and producing high quality products, to achieve a market share of approximately 70% of the poultry market in Costa Rica.

The Company believes it has good relations with its employees. Private companies in Costa Rica typically support their own workers' associations instead of organized unions. These associations provide certain services such as credit, recreational facilities, subsidized housing, and healthcare benefits. The success of the Employee's Solidarity Association ("ASERICA") at the Company and the fact that there has never been a strike at the Company's facilities reflects the quality of the management team and its ability to keep the Company's employees satisfied. ASERICA provides recreational facilities, healthcare and pension benefits as well as financial services to the Company's employees. This association is located on land donated by Mr. Chaves and is among the largest solidarity associations in Costa Rica. The association has a swimming pool, soccer field, outdoor sports, sauna and a 1,000-seat gymnasium facility.

Salaries in Costa Rica are increased twice a year, as dictated by the government in order to counterbalance the effect of inflation and increases in the cost of living. The Company has the policy to increase the salaries of all employees every six months to offset the effect of inflation. By law, each year, companies are required to make a provision equivalent to 8.33% of an employee's yearly gross salary as severance, which must be paid upon the termination of an employee without just cause to a maximum of eight years of employment. The employee has the option to have 5% of the 8.33% paid to ASERICA as part of a savings incentive program for as long as they work for the Company, not just 8 years. Few other companies in Costa Rica offer this option. The savings incentive program works as follows: The Company pays to ASERICA an amount equal to 5% of the employee's wages. The employee then matches the 5% payment by the Company. In February of each year, the Company makes the final payment equal to 3.33% of the employee's total yearly gross salary. Employees currently have the option to, but are not required to, deposit the remaining 3.33% into a pension fund, Operadora de Fondos ("Complementarias"), a privately held company administrated by one of the country's private banks. ASERICA manages all the cash generated by the savings incentive program and invests in low risk financial instruments like certificates of deposit and other highly rated or better investment financial instruments. Employees can borrow against the amount in their savings at a local interest rate of 18% to 30% and, once an employee leaves the Company, the employee is entitled to the total amount accumulated in his/her severance and savings incentive account.

All employees in Costa Rica are protected by obligatory insurance with the Caja Costarricense de Seguro Social ("CCSS") and the Instituto Nacional de Seguros ("INS") which are the government's social security and insurance programs. All companies in Costa Rica must pay the CCSS and the INS 21% and 1.74% of each employee's monthly salary, respectively. The CCSS pays 70% of the employee's normal salary during the periods in which the employee is unable to work. In addition to these benefits, employees must pay a total of 8% of their monthly salary to the CCSS in order to receive healthcare, pension and maternity care benefits, and 1% to the "Banco Popular" into an obligatory savings account.

Employees of the Company are provided with a profit sharing program. If either one of the Company's Subsidiaries has a successful year and generates profits in excess of budgeted levels, that entity will distribute a percentage of its net income to its employees. This incentive is calculated monthly and distributed every two months. The Company encourages its employees to make a career at the Company, and accordingly, in conjunction with a local university, the Company offers a business administration program for its employees. The main goal of the program is directed toward developing the Company's future management team. In addition, the Human Resources Department offers in-house and outside training for its employees in various fields, in order to assure quality in all areas.

On May 29, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, 200,000 shares of the Company's common stock, par value $.001 per share, are reserved for issuance upon the exercise of options. The plan is designed to serve as an incentive for retaining and attracting persons and/or entities that provide services to the Company and its Subsidiaries. As of September 30, 1999, no shares had been issued under this plan.

POULTRY RAISING PROCESS

The poultry raising process starts with the import of one-day old parent hens from the United States of America. Once these hens reach their egg-laying period, which takes about 20 weeks, they produce fertile eggs, which are then incubated in order to produce baby chicks. The hatching period lasts 21 days, which is divided into 19 days in hatching machines and two days in birth chambers. These baby chicks are inoculated to prevent diseases. The chicks are then brought to the Company's own raising house or to independent integrated producers who raise the chicken to full size (typically a seven week process) and provide basic elements such as vitamins, formula and a balanced ration of feed.

The integrated producers are a group of 181 farmers who own their own land and facilities. The producers have a long-term contract with the Company to raise the baby chicks to adult birds with an average weight of 1.87-kilograms (4.1 1bs.). During fiscal 1999, integrated producers supplied approximately 47% of the total number of chickens needed by the Company. These producers are paid according to the weight and quality of the chicken produced and the mortality rate of the chickens raised. The Company provides veterinary services and offers vaccines and chicken feed to the farmers at wholesale prices. Regardless of whether the Company raises the chickens or integrated producers do, the chickens are regularly inspected for immune deficiencies, vitamin levels and general diseases. By working in conjunction with these integrated producers, the Company has greater flexibility to increase or decrease the number of chickens raised depending on the Company's growth objectives.

Once the chickens reach the desired weight, they are taken to one of the processing plants. The Company's processing houses are among the most sophisticated and largest in the country. The plants' capacity of process is approximately 65 million kilograms annually. The processing plants are where chickens are slaughtered and the meat packaged or processed to make chicken by-products.

Because Costa Rica has been declared free of Newcastle Disease, the Animal and Plant Health Inspection Service ("APHIS"), a U.S. governmental agency, surveys the Company's facilities to ensure that Costa Rica continues to be free of Newcastle Disease. The Company recently adopted the guidelines of the Hazardous Analysis and Critical Control Points ("HACCP"), which are expected to be fully implemented in the near future. HACCP is a prevention-based food safety system used widely throughout the food industry. It is a tool used to assess hazards and to establish controls based on the prevention of food contamination. For example, the temperature must be carefully controlled as microbial growth is encouraged between 4-60 degrees Celsius or 40-160 degrees Fahrenheit. HACCP encourages employees to gain an in-depth understanding of total food production. Employees thus take an active role in ensuring food quality and safety. By identifying critical points in the process flow that could lead to contamination of food products and applying control measures at each point, the likelihood of food borne illness is reduced. All new employees are trained as to the proper procedures required in handling and preparing food.

REGULATIONS

The Company's poultry hatcheries and processing plants are subject to regulation under Costa Rican law regarding cleanliness and health standards. Exports of the Company's poultry products are regulated in the countries in which the Company sells its products. A government health inspector is at the plant 24 hours a day. Government representatives inspect every step of the processing cycle and send meat samples to government laboratories for analysis for bacteria and other organisms. In addition to government inspectors, the Company has its own staff of inspectors that take samples of meat at each step of the production cycle, which is analyzed in the Company's laboratories. The Company has strict sanitary processes in order to provide consumers with product integrity, safety and quality.

The Company's cost of compliance with laws and regulations is not considered to be a burden on the Company nor does it have a material effect upon the Company's capital expenditures, earnings or competitive position. The Company does not anticipate that the costs of compliance with laws and regulations will have a material adverse effect in the future.

ENVIRONMENTAL COMPLIANCE

The Company has been and is practicing sustainable environmental policies such as reforesting, processing and recycling of its waste, producing organic fertilizer, building oxidation lagoons and sewage treatment plants. The Company's compliance with environmental laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company's financial position and results of operations. For the next fiscal year, the Company intends to invest approximately $580,000 in improving its sewage treatment and rendering plants.

At the present time, the Company is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, the Company could become subject to material costs to comply with new environmental laws or environmental regulations in jurisdictions in which it might conduct business. At the present time, the Company cannot assess the potential impact of any such potential environmental regulations.

ITEM 2.  PROPERTIES

The Company conducts its operations through its production facilities and executive offices, which are all located in Costa Rica. All facilities are owned by the Company's Subsidiaries: Pipasa and As de Oros. The following contains descriptions of the principal facilities:

PRODUCTION AREA

The production area has the following divisions: Reproduction, Incubation, Animal Feed, Broiler, Process and Further Processing. The production figures are presented below:

The Reproduction division facilities consist of 36 galleys which have a capacity to produce approximately 50 million fertile eggs annually.

The Incubation division consists of two incubation plants, which are among the most modern in Central America. The plants' incubation and hatching halls can be expanded to increase production. The Company expects that these plants will fulfill production needs for many years. The Incubation facilities produce approximately 40 million chicks annually.

The Company owns three processing plants for its Animal Feed division. These plants perform activities, which include grinding grains, mixing flour and packing different types of animal feed products. The facilities produce an aggregate of approximately 310,000 tons of animal feed annually.

One day after birth, chicks are transferred to the Broiler division. During this stage, the chicks receive three types of diet, according to growth requirements. The growth stage lasts approximately 43 days. The Company owns 46 farms and 181 farms are under contract as integrated producers. The facilities production capacity is approximately 35 million chickens annually, which includes the production from the integrated producers.

The Process division is divided into slaughter and pluck, coolers and retailers, packing and cuts and sub-products processes. The facilities have a production capacity of 46 million kilograms annually.

The Further Processing division is divided into sausage, formed, packing and oven and cooking areas. The facilities have a production capacity of 5 million kilograms annually.

DISTRIBUTION

Distribution is conducted through retail outlets in Costa Rica, the majority of which are rented. Restaurantes As de Oros consists of 33 restaurants, the majority of which are also rented.

ADMINISTRATIVE AREA

Staff, administrative, and financial headquarters of Pipasa and As de Oros are located in La Ribera de Belen, Heredia, Costa Rica.

ITEM 3.  LEGAL PROCEEDINGS

The income tax returns for Pipasa for fiscal 1995 and 1994 were examined by the tax authorities in Costa Rica and the Company was assessed $62,795 and $107,068 respectively, as a result of the disallowance by the Costa Rican tax authorities of approximately 26% in the aggregate of the deductions taken by Pipasa for 1995 and 1994. Management believes these assessments are without merit and intends to vigorously contest these claims. Management does not believe that the Company will incur a loss as a result of these assessments. No accrual has been made for any losses that may result from the resolution of this uncertainty.

The income tax returns of As de Oros for fiscal year 1995 were examined by the Costa Rican tax authorities and was assessed $130,000 of additional income taxes. Tax authorities have contested depreciation expense and income tax withholdings of employees. As de Oros has appealed this decision and does not expect that the final outcome will result in a material adverse effect on the operations or the financial position of the Company. No accrual has been made for any losses that may result from the resolution of this uncertainty.

Pipasa is a defendant in a lawsuit brought in Costa Rica in which, as a result of this lawsuit in which the plaintiff seeks $3.6 million, Pipasa was served with prejudgment liens for $1.5 million. These liens were on some of Pipasa's cash accounts and were substituted by land owned by Pipasa with the approval of a Costa Rican court. Such approval was subsequently appealed by the plaintiff and the Superior Court ratified such substitution of collateral on November 11, 1999. The prejudgment liens on cash have been released and Pipasa expects to receive all of the funds originally attached in January, 2000. For the same reasons and by the same plaintiff, Pipasa was sued in the United States of America, in the State of California and the State of Florida, respectively. The California lawsuit has been suspended awaiting the ruling of the court of the State of Florida on a lack of personal jurisdiction motioned raised by Pipasa. While Pipasa still has time to answer the complaints, it cannot ascertain the basis of the claim or the relief sought, but believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

No legal proceedings of a material nature, to which the Company or the Subsidiaries are a party, exist or were pending during the fiscal year ended September 30, 1999. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders during the fiscal year 1999:

PROPOSED ACTION BY WRITTEN CONSENT DATED DECEMBER 4, 1998:

1. To consider and vote on the approval of a Stock Purchase Agreement that provides for the Company to acquire the remaining outstanding shares of common stock of Corporacion Pipasa, S.A. ("Pipasa") from Inversiones La Ribera, S.A. in exchange for the issuance of 3,683,595 (11,050,784 pre-split shares) shares of the Company's common stock for the 40.44% ownership that was being included as a "minority interest" in the financial statements of the Company as of September 30, 1999.

2. To consider and vote on the approval of a second Stock Purchase Agreement that provides for the Company to acquire the remaining outstanding shares of common stock of Corporacion As de Oros, S.A. ("As de Oros") from Comercial Angui, S.A. in exchange for the issuance of 1,670,921 (5,012,762 pre-split shares) shares of Company stock for 43.62% ownership that was being included as a "minority interest" in the financial statements of the Company as of September 30, 1999.

Only consents received prior to the close of business on the date (the "Action Date") which was the earlier to occur of i) the date on which the Company received approval and/or disapproval of both the proposals by the holders of a majority of the issued and outstanding shares of common stock of the Company or
ii) December 28, 1998 (unless extended by the Company pursuant to a notice mailed to the stockholders), will be counted towards the vote on the proposals.

The Board of Directors of the Company received approval of a majority of the stockholders of the issued and outstanding shares of common stock of the Company by December 28, 1998, and concluded the As de Oros acquisition on November 22, 1999, and the Pipasa acquisition on December 7, 1999.

STOCKHOLDERS MEETING FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

The Annual Meeting of Stockholders (the "Annual Meeting") was held at the Sheraton Biscayne Bay Hotel, Miami, Florida, at 10:00 a.m., local time, on June 18, 1999, for the following purposes:

1. To elect seven members of the Company's Board of Directors to hold office until the Company's Annual Meeting of Stockholders for the year 2000, or until their successors were duly elected and qualified;

2. To consider and vote upon a proposal to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended September 30, 1998; and

3. To transact such other business as may properly come before the Annual Meeting or any adjournments or postponements thereof.

The Shareholders Meeting voted for the proposals as follows:

         Proposal number 1:    For Director number 1:        6,867,764 votes
                               For Director number 2:        6,867,764 votes
                               For Director number 3:        6,867,764 votes
                               For Director number 4:        6,867,764 votes
                               For Director number 5:        6,867,764 votes
                               For Director number 6:        6,867,764 votes
                               For Director number 7:        6,867,764 votes

                               Against Director number 1:          404 votes
                               Against Director number 2:          404 votes
                               Against Director number 3:          404 votes
                               Against Director number 4:          404 votes
                               Against Director number 5:          404 votes
                               Against Director number 6:          404 votes
                               Against Director number 7:          404 votes

         Proposal number 2:    6,868,062 votes For
                               102 votes Against
                               4 votes to Abstain

Relating to item number three of the purposes of the Annual Meeting, Arthur Andersen LLP was appointed as the Company's independent auditors for the fiscal year ended September 30, 1999.

PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock started trading on the American Stock Exchange ("AMEX") under the symbol RCF on May 14, 1999 and prior to the date traded on the NASDAQ National Market under the symbol RICA. The following tables set forth the market price range of the Common Stock for each quarter during the years ended September 30, 1999 and 1998, based on the high and low closing sale prices as reported on the American Stock Exchange and NASDAQ prior to the transfer to AMEX. Such high and low sales prices reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                   Market Price Range (1)
                                              --------------------------------

                                                   High               Low
                                                   ----               ---
Fiscal 1999
-----------
First Fiscal Quarter (10/1/98 to 12/31/98)       $ 8.000             $4.125
Second Fiscal Quarter (1/1/99 to  3/31/99)         9.500              6.000
Third Fiscal Quarter  (4/1/99 to  6/30/99)        11.875              8.625
Fourth Fiscal Quarter (7/1/99 to  9/30/99)        11.875             10.688

Fiscal 1998
-----------
First Fiscal Quarter (10/1/97 to 12/31/97)        $6.750            $6.375
Second Fiscal Quarter (1/1/98 to  3/31/98)         4.875             4.500
Third Fiscal Quarter  (4/1/98 to  6/30/98)         4.914             4.500
Fourth Fiscal Quarter (7/1/98 to  9/30/98)         4.500             4.125

-------------

(1) Prices have been adjusted to reflect the 1 for 3 reverse stock split effective on December 29, 1998.

As of January 5, 2000 the Company had 12,847,921 shares of common stock outstanding and approximately 1,500 holders of record of such stock and no shares of preferred stock were outstanding as of that date.

Dividends
---------

The Company has never paid any dividends on its common stock. The Company does not anticipate paying cash dividends on common stock in the foreseeable future based on its expected operating cash flow requirements (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The Nevada General Corporation Law prohibits the Company from paying dividends or otherwise distributing funds to its stockholders, except out of legally available funds. The declaration and payment of dividends on the Company's common stock and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. No assurance can be given that the Company will pay any dividends on common stock in the future.

During the year ended September 30, 1999, Pipasa distributed 510,565 series "TCA" of preferred stock as dividends to its common stockholders, in the amount of $1,929,766. During the year ended September 30, 1998, Pipasa distributed 282,958 series "TCA" shares of preferred stock as dividends to its common stockholders, in the amount of $1,103,666.

Item 6.  SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K. The data as of September 30, 1999 and 1998 and for the fiscal years of 1999, 1998 and 1997, respectively, are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of September 30, 1997 and 1996 and for fiscal year 1996 is derived from audited statements not included in this Form 10-K.


                                          (In thousands, except per share data)

                                                          1999               1998              1997             1996
                                                          ----               -----             ----             ----

Net sales                                             $   118,550        $    98,794        $   64,658       $   56.819
Cost of sales                                              77,275             71,464            47,847           40,730
Income from operations                                     12,427              6,155             3,962            5,167
Income before income taxes and minority
    interest                                                8,174              3,641             2,382            3,016
Net income after minority interest                          3,279              1,357               926            1,650
Diluted earnings per common share                            0.42               0.16              0.11                -
Pro forma earnings per common share                             -                  -                 -             0.28
Total assets                                               70,323             63,005            36,554           37,103
Long-term debt, net of current portion                     21,444             22,559             5,252            3,593
Cash dividends per common share                                 -                  -                 -                -
Diluted weighted average number of common
    shares outstanding                                  7,269,769          7,113,265         6,639,075                -
Pro forma  weighted average number of common                                                                  5,191,190
    shares outstanding                                          -                  -                 -






                                                          1999               1998              1997             1996
                                                          ----               -----             ----             ----

Ratio of earnings to fixed charges                           1.87               1.46              1.37             1.61
Ratio of earnings to fixed charges and
    preferred dividends                                      1.71               1.38              1.28             1.50


Sales and cost of sales for fiscal years 1998, 1997 and 1996, have been restated to reflect the change in the method of accounting for sales and purchases to integrated producers. The effect of this restatement is a decrease in sales and cost of sales in the amount of $4.89 million, $5.36 million and $4.72 million for fiscal 1998, 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management is responsible for preparing the Company's consolidated financial statements and related information that appears in this Form 10-K. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present the Company's consolidated financial condition and results of operations in conformity with Generally
Accepted Accounting Principles in the United States of America ("GAAP"). Management has included in the Company's consolidated financial statements amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at the appropriate cost, that transactions are executed in accordance with Company's authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

The Company's operations are largely conducted through its subsidiaries, Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros"). The Company, through its subsidiaries, represents the largest poultry company in Costa Rica with a market share of approximately 70% of the chicken meat market in Costa Rica. The subsidiaries' primary business is derived from the production and sales of broiler chickens, processed chicken by-products, commercial eggs, and pre-mixed feed and concentrate for livestock and domestic animals. Pipasa, founded in 1969, is the largest poultry company in Costa Rica with approximately a 50% market share of the chicken meat market in Costa Rica. As de Oros, founded in 954, is Costa Rica's second largest poultry producer, comprising approximately 20% of the country's poultry market and is one of the leaders in the Costa Rican animal feed market with a 27% market share. As de Oros also owns and operates a chain of 33 fried chicken quick service restaurants in Costa Rica called "Restaurantes As de Oros."

The Company's subsidiaries own a total of 60 urban and rural outlets throughout Costa Rica, three modern processing plants and three animal feed plants. Due to similar business activities, the combined operations of the subsidiaries permit the Company to achieve operational efficiencies.

SEASONALITY

The Company's subsidiaries have historically experienced and have come to expect seasonal fluctuations in net sales and results of operations. The Company's subsidiaries have generally experienced higher sales and operating results in the first and second quarters of the fiscal year. This variation is primarily the result of holiday celebrations during this season, in which Costa Ricans prepare traditional meals, which include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

ENVIRONMENT

The Company has been and is practicing sustainable environmental policies such as reforesting, processing and recycling its waste, producing organic fertilizer, building oxidation lagoons and sewage treatment plants. The Company's compliance with environmental laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company's financial position and results of operations. For the next fiscal period, the Company intends to invest approximately $580,000 in improving its sewage treatment and rendering plants.

At the present time, the Company is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, the Company could become subject to material costs to
comply  with  new   environmental   laws  or   environmental   regulations   in
jurisdictions in which it might conduct business. At the present time, the Company cannot assess the potential impact of any such potential environmental regulations.

YEAR 2000 READINESS

The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four digits to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. The Company believes it has been able to achieve Year 2000 readiness for its internal systems. The Company has also developed a plan of communication with significant business partners to obtain appropriate assurances that the Company's operations will not be disrupted through these relationships and that Year 2000 issues have been resolved by significant business partners in a timely manner. The Company believes that it has satisfactorily resolved all significant Year 2000 problems and that the related costs have not been material.

However, estimates of Year 2000 related costs at the beginning of the year 2000 are based on numerous assumptions, including, but not limited to, the continued availability of certain resources, the ability to acquire accurate information regarding third party suppliers and the ability to correct all relevant applications and third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated. Moreover, the failure of a major vendor's systems to operate properly with respect to the Year 2000 problem on a timely basis or a Year 2000 conversion that is incompatible with the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations.

INFORMATION SYSTEMS AND TECHNOLOGY

The Company's subsidiaries have undergone significant strategic upgrades in application systems in order to improve business processes. Merchandising, production planning, and financial systems were selected for improved business functionality and are vendor certified as Year 2000 compliant. The Human
Resources and Financial Systems were implemented during 1996 and 1999, respectively. All critical applications were tested to ensure compliance. Additionally, the hardware and communications infrastructure has been inventoried, assessed, and, where necessary, upgraded and tested. The remediation phase was complete by the end of fiscal year 1999. Testing was performed concurrently with remediation activities and final testing was substantially complete in the same schedule.

The Company's operations are dependent on the Year 2000 readiness of third parties. The Company relies on third-party suppliers for infrastructure elements, such as telephone services, electric power, water, and banking facilities, as well as merchandise suppliers.

The vendor relations area of the project refers to the Year 2000 status evaluation of key merchandise and service vendors. As part of the Year 2000 initiative, merchandise and service vendors have been surveyed to determine their readiness and the Company is in the process of obtaining or negotiating to obtain adequate assurances from such vendors. In addition, because the Company has a select group of merchandise vendors, the Company has established contingency plans to confront any shortage of these products or services in the event of supplier delivery delay or failure. Although the Company has not been put on notice that any known third party's problem will not be resolved, the Company has limited information and no assurance that any additional information concerning the Year 2000 readiness of third parties will be made available. The resulting risks of the Company's business are very difficult to assess; however, the inability to obtain merchandise from one or more key vendors on a timely basis could have a material adverse effect on the Company's results of operations.

The Company is developing contingency plans and identifying what actions would be required if a critical system, service or merchandise supplier were not Year 2000 compliant.

To date, the Company has spent approximately $750,000 to complete the Year 2000 project, which was funded through operating cash flows and external financing. Operating costs related to Year 2000 compliance projects will be incurred over several quarters and will be expensed as costs are incurred. Costs associated with business system solutions for improved business processes are not included in these amounts since they will not have a material adverse effect on the Company's financial condition or operating results. The costs of the project and the date on which the Company plans to complete the work were based on Management's best estimates, which were derived from numerous assumptions about future events, including but not limited to, the availability of certain resources and third party compliance information. Past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Year 2000 project.

The Company presently believes, that upon the remediation of its business software applications, hardware, and other equipment with embedded technology, the Year 2000 issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Year 2000 issue could have a material impact on the Company's operations including but not limited to, failure to or delays in delivery of merchandise resulting in a loss of the Company's business.

RESULTS OF OPERATIONS

The Company's operations resulted in $0.42 diluted earnings per share for the year ended September 30, 1999, compared to $0.16 and $0.11 during fiscal 1998 and 1997, respectively.

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of net sales:

                                           For the Years Ended September 30,
                                        1999             1998            1997
                                        ----             ----            ----

Sales, net                             100.00%          100.00%         100.00%
Cost of sales                           65.18%           72.34%          74.00%
Gross profit                            34.82%           27.66%          26.00%
Selling                                 14.37%           12.33%          10.52%
Administrative                           9.63%            8.80%           9.36%
Goodwill amortization                    0.34%            0.30%           0.00%
Operating income                        10.48%            6.23%           6.13%
Interest expense                         2.94%            3.15%           3.88%
Income before income taxes and
  minority interests                     6.89%            3.69%           3.68%
Provision for income taxes               0.64%            0.19%           0.45%
Net income                               2.77%            1.37%           1.43%

Prior and subsequent to the acquisition of As de Oros, there have been transactions between Pipasa and As de Oros consisting mainly of sales of raw materials and finished products. Transactions subsequent to the acquisition of this subsidiary have been eliminated in consolidation.

Sales and cost of sales, for fiscal years 1998 and 1997, have been restated to reflect the change in the method of accounting for sales and purchases to integrated producers. Integrated producers are local farms who raise and feed poultry on behalf of the Company. For fiscal 1999, the Company changed its method of accounting to reflect chickens and materials transferred to integrated producers as in process inventory, as opposed to a sale at cost. The effect of this restatement is a decrease in sales and cost of sales in the amount of $4.89 million and $5.36 million and for fiscal 1998 and 1997, respectively.

FISCAL 1999 COMPARED TO FISCAL 1998

Results by Segments
-------------------

General

Net sales for the year ended September 30, 1999 were $118.55 million compared to $98.79 million for the year ended September 30, 1998, increasing $19.76 million or 20.00%. Cost of sales for fiscal 1999 were $77.28 million, compared to $71.46 million for fiscal 1998, increasing $5.82 million or 8.14%. The gross profit margin for fiscal 1999 was 34.81% compared to 27.66% for fiscal 1998. The increase in gross profit margin of 7.15% is primarily due to an increase in net sales along with a decrease in cost of sales as a result of lower cost of raw materials and operational efficiencies. Sales for fiscal year 1998 consolidate the results of As de Oros for only seven months, compared to twelve months for 1999, due to the February, 1998 acquisition of this subsidiary. Increase in sales for some segments are partially due to this factor.

The following table shows sales increase and distribution by business segment in millions, for the years ended September 30, 1999 and 1998:


                                        1999                              1998                         Increase
                                        ----                              ----                         --------
                                               Sales                              Sales
                               Amount       Distribution        Amount         distribution       Amount        %
                               ------       ------------        ------         ------------       ------        -

Broiler                       $ 72.13           60.84%         $ 60.06           60.80%         $ 12.07       20.10%
Animal Feed                     20.61           17.39%           17.85           18.07%            2.76       15.46%
By-Products                      9.66            8.15%            9.40            9.52%            0.26        2.77%
Restaurants                      9.39            7.92%            5.11            5.17%            4.28       83.76%
Exports                          3.38            2.85%            2.71            2.74%            0.67       24.72%
Other                            3.38            2.85%            3.66            3.70%           (0.28)      (7.65%)
                              -------          ------          -------          ------          -------      ------
TOTAL                         $118.55          100.00%         $ 98.79          100.00%         $ 19.76       20.00%
                              =======          ======          =======          ======          =======      ======

Broiler Chicken:

Sales of Broiler chicken were $72.13 million and $60.06 million for the years ended September 30, 1999 and 1998, respectively. The increase of $12.07 million or 20.10% is primarily due to an increase of 19.53% in tonnage, sales to significant new customers and the inclusion of a full year of operations of As de Oros. This increase is offset by promotions of lower priced products during 1999, which caused variations in the sales mix creating an increase in sales of lower priced products.

Cost of sales for Broiler chicken were $46.49 million for fiscal 1999, compared to $44.53 million for the fiscal year ended 1998. Gross profit margin for this segment increased from 25.86% in fiscal 1998 to 35.55% in fiscal 1999. The increase in gross profit is mainly due to a decrease in the cost of raw materials.

Animal Feed:

Sales of animal feed were $20.61 million and $17.85 million for the years ended September 30, 1999 and 1998, respectively. The increase of $2.76 million or 15.46% is primarily due to an increase in tonnage of 33.26%, and the inclusion of a full year of operations of As de Oros, offset by decreases in sales prices. Significant decreases in the cost of raw materials, an important component of this product, has enabled other competitors to sell similar products in the market, causing the Company to lower sales prices of certain products in order to maintain its market share. The Company expects to maintain this sales strategy in the foreseeable future. The decrease is offset by variations in sales mix of different types of products of which units and sales prices have increased.

Cost of sales for animal feed for fiscal 1999 were $15.82 million compared to $13.98 million during fiscal 1998. The gross profit margin for this segment increased from a 21.68% in fiscal 1998 to 23.24% in 1999. This increase is mainly due to a decrease in sales prices, offset by a decrease in cost of raw materials.

By-Products

Sales of by-products were $9.66 million and $9.40 million for the years ended September 30, 1999 and 1998, respectively. The increase of $260,000 or 2.77% is mainly due to an increase in tonnage of 18.10%, offset by variations in sales mix towards lower priced products. During 1999, the Company lowered the sales prices for certain key products to maintain sales volume due to strong market competition.

Cost of sales for this segment were $5.39 million and $5.38 million for fiscal 1999 and 1998, respectively. Gross profit margin increased from 42.77% in fiscal 1998 to 44.20% in fiscal 1999. The increase in gross profit margin is mainly due to a decrease in cost of sales.

Restaurants

The restaurant segment had sales of $9.39 million for fiscal 1999, compared to $5.11 million during fiscal 1998, increasing $4.28 million or 83.76%. This increase is mainly due to the consolidation of As de Oros' operations for twelve months for fiscal 1999, compared to seven months for fiscal 1998. During fiscal 1999, competitors introduced new quick service restaurants in the market, which have resulted in a decrease in sales in this segment. The Company has begun a marketing strategy to increase sales through the opening of new restaurants in rural and urban areas, remodeling some of its restaurants and investing in new cooking equipment to improve the flavor of the product. The Company expects that, through this marketing strategy, sales will increase in the foreseeable future.

Cost of sales for this segment were $4.85 million in fiscal 1999 compared to $2.71 million during fiscal 1998. The increase in cost of sales is mainly due to the inclusion of As de Oros operations for a full year. Gross profit margins for fiscal 1999 and 1998 were 48.35% and 46.97%, respectively.

Exports

The Company's exports were $3.38 million and $2.71 million for fiscal 1999 and 1998, respectively, increasing $670,000 or 24.72% during fiscal 1999. Increases during 1999 are due to a 12.42% increase in tonnage, in addition to an increase in sales. During 1999, the Company began pet food exports to the Dominican Republic and other countries in Central America. Also during fiscal 1999, the Company began supplying products to new customers such as Pizza Hut, McDonalds and Burger King in countries in Central America and made non-recurring, low sales price product mix exports to Hong Kong during the months of October and November 1998. During fiscal 1999, Pipasa was the only Central American company to make exports to all other countries in the region. The Company expects to increase its export sales for the next fiscal year, increasing its market share in the Central American and Caribbean areas.

The cost of sales of this segment for fiscal 1999 were $2.32 million compared to $1.80 million during fiscal 1998, increasing $520,000 or 28.89%. Gross profit margin for this segment decreased from 33.58% in fiscal 1998 to a 31.36% in fiscal 1999. This decrease is mainly due to variations in sales mix.

Other

Sales of other items, which include commercial eggs, raw materials and baby chicks, were $3.38 million for fiscal 1999, compared to $3.66 million for fiscal 1998, a decrease of $280,000 or 7.65%. This decrease is mainly the result of eliminations of inter-company sales, since prior to the acquisition of As de Oros in February 1998, there were transactions between Pipasa and As de Oros, consisting mainly of sales of raw materials, included in this segment.

Cost of sales for Other items for fiscal 1999 were $2.41 million, compared to $3.06 million during fiscal 1998. Gross profit margin increased from 16.39% in fiscal 1998 to 28.70% in fiscal 1999. The increase is mainly due to a decrease in costs of sales.

Operating expenses
------------------

Operating expenses increased from $21.17 million to $28.85 million, an increase of $7.68 million or 36.27% during the year ended September 30, 1999 as compared with fiscal 1998. The increase is primarily due to higher payroll expenses, higher marketing expenses such as advertising and increased vehicle fleet leasing costs, and the start up of new Pipasa subsidiaries in El Salvador and Honduras. Also, there is an increase in operating expenses due to the full year inclusion of As de Oros' operations, acquired in February 1998. As a percentage of sales, operating expenses were 24.33% and 21.43% for the years ended September 30, 1999 and 1998, respectively.

Non-operating expenses
----------------------

Non-operating expenses increased from $2.51 million to $4.25 million, an increase of $1.74 million or 69.32% during the year ended September 30, 1999 as compared with the same period of fiscal 1998. The increase is primarily due to higher interest and exchange rate expenses, which increased $770,000. This increase reflects the acquisition of As de Oros' consolidated debts for twelve months during 1999, as opposed to seven months during 1998; there is also an increase in the purchase of raw materials due to higher levels of production.

In addition, there is a decrease in other income in the amount of $1.03 million, which is primarily due to a non-recurrent legal settlement gain recorded in fiscal 1998 in the amount of $350,073 and the reclassification of fleet services income for $596,000 for fiscal 1999 from other income to selling expenses.

Income tax
----------

Income taxes were $762,472 and $188,663 for the fiscal years ended September 30, 1999 and 1998, respectively. The lower tax rate in the prior period resulted mainly from the utilization of additional tax credits and tax shelters in 1998, and to higher taxable income results in 1999.

FISCAL 1998 COMPARED TO FISCAL 1997

The following table presents consolidated sales information by business segment in millions for the years ended September 30, 1998 and 1997, respectively:

                                        1998                              1997                         Increase
                                        ----                              ----                         --------
                                               Sales                              Sales
                               Amount       Distribution        Amount         distribution       Amount        %
                               ------       ------------        ------         ------------       ------        -

Broiler                       $ 60.06           60.80%          $44.28           68.48%         $ 15.78       35.64%
Animal Feed                     17.85           18.07%            6.95           10.75%           10.90      156.83%
By Products                      9.40            9.52%            7.92           12.25%            1.48       18.69%
Restaurants                      5.11            5.17%               -                -            5.11      100.00%
Exports                          2.71            2.74%            2.33            3.60%            0.38       16.31%
Others                           3.66            3.70%            3.18            4.92%            0.48       15.09%
                              -------          ------          -------          ------          -------      ------
TOTAL                         $ 98.79          100.00%         $ 64.66          100.00%         $ 34.13       52.78%
                              =======          ======          =======          ======          =======      ======

Results by Segments
-------------------

General

Net sales generated by the Company's operations for the year ended September 30, 1998 were $98.79 million, an increase of $34.13 million or 52.78%, compared with fiscal year 1997. Cost of sales for the year ended September 30, 1998 was $71.46 million, compared to $47.85 million for fiscal year 1997, an increase of $23.61 million. This increase was mainly due to volume increases and the incorporation of the new subsidiary, As de Oros. As a percentage of net sales, the cost of sales represented 73.64% during fiscal year 1998, compared to 75.99% during fiscal year 1997. During the first three quarters of fiscal year 1998, the cost of sales was slightly higher than the prior fiscal year, due to the imports of fertile egg and chicken parts. These imports, which took place during the months of January through June of 1998 were a consequence of the low technical yields and high temperatures that were caused by the El Nino weather phenomenon. The impact of these imports was significant not only in cost, but also in technical yields. During the months of July through September of 1998, the Company ceased imports and, as a result, its technical yields and cost of sales percentage improved.

During fiscal 1998, Management decided to change the breed of its reproduction hens in order to improve production yields. This change in breeders, which temporarily affected the incubation rates, has been stabilized into normal yields during the fourth quarter of fiscal 1998, which has resulted in weight gain and improved conversion (amount of feed per Pound of grown meat).

Along with the improvement of technical yields came the reduction in international prices of grains, specifically soy bean meal and corn. This reduction contributed strongly to the cost of sales reduction from 74.00% to 72.34% of net sales.

Gross profit for fiscal year 1998 was $27.33 million, compared to $16.81 million during fiscal year 1997, a 62.57% increase. This increase is mainly due to a volume increase and an improvement in the general cost of sales ratio. As a percentage of net sales, gross profit increased from 26.00% in fiscal year 1997 to 27.66% during fiscal year 1998, due to the issues discussed above in cost of sales.

Broiler chicken

Broiler chicken sales of $60.06 million for fiscal 1998, represent a 35.64% increase above broiler sales for fiscal year 1997. This increase is due to a 32.78% volume increase and a 2.86% price increase in fiscal 1998.

Cost of sales for broiler chicken for fiscal year 1998 was $44.53 million, compared to $32.55 million during the same period of fiscal year 1997, a 36.80% increase. This increase is due to a 32.78% increase in dressed pounds sold and the remaining increase was due to an increase in unit production costs. As a percentage of net sales, cost of sales was 73.19% during fiscal year 1998, compared to 73.51% during fiscal year 1997.

Animal Feed

Sales of animal feed were $17.85 million during the year ended September 30, 1998 as compared to $6.95 million during the same period for fiscal 1997, an increase of 156.83%. This increase in sales was due to the incorporation of sales of As de Oros for the period of March to September 30, 1998, whose core business is animal feed, combined with a volume increase in Pipasa. Sales increase is mainly due to a 152.04% increase in volume and a variance in product distribution.

Cost of sales for animal feed was $13.98 million for fiscal year 1998, compared to $5.77 million during fiscal year 1997, an increase of $8.21 million or 142.29%. This variation is mainly due to the incorporation of As de Oros' sales, which, as previously mentioned, has its main business in this segment. As a percentage of net sales, cost of sales was 78.65% during fiscal year 1998, compared to 82.86% during fiscal year 1997. The reduction in cost of imported grains (soy bean meal and corn) contributed significantly to the improvement in this ratio.

By-products

Sales of chicken by-products increased 18.81% during the year ended September 30, 1998. This increase is due to a 0.33% volume increase combined with a price increase and a change in product mix.

Cost of sales for chicken by-products was $5.38 million during fiscal year 1998, an increase of $510,000 or 10.47% as compared with fiscal 1997. This variation is mainly due to a price increase, which consequently improved gross margin, offset by the tonnage decrease as a result of intercompany elimination as a result of the consolidation of As de Oros during fiscal 1998. As a percentage of net sales, cost of sales was 57.45% during fiscal year 1998, compared to 60.76% during fiscal year 1997.

Restaurants

The newly acquired restaurant segment, which consists of "Restaurantes As de Oros" had sales of $5.11 million during the period of seven months since its acquisition.

Exports

Exports increased 17.39% during the year ended September 30, 1998 as compared to fiscal 1997. This increase is due to an average 1.53% price increase combined with a 15.86% volume increase. This increase is mainly due to the continued exports to other countries in Central America, the introduction of pet food in the market, and extraordinary exports to Hong Kong. The Company has strengthened sales to El Salvador and Nicaragua, and expects to focus on Honduras during fiscal 1999.

Cost of sales for exports for fiscal 1998 was $1.80 as million compared to $1.72 million during fiscal year 1997. This increase is mainly due to a 15.86% volume increase combined with a 0.42% price increase. Volume increased mainly in broiler chicken, by-products, mechanically deboned meat and pet food, which was introduced as an export product at the end of fiscal year

1997. As a percentage of net sales, cost of sales was 66.67% during fiscal year 1998, compared to 73.91% during fiscal year 1997. This improvement in the cost of sales is primarily due to the introduction of new products in general exports which have a higher gross margin.

Other

Sales of Other products, which include commercial eggs, raw materials and baby chicks to third parties, increased $480,000 or 15.09% during the year ended September 30, 1998 compared to the same period of fiscal year 1997.

Cost of sales for "Other" was $3.06 million during fiscal year 1998, compared to $2.94 million during fiscal year 1997, a decrease of $120,000 or 4.08%. This decrease is primarily due to a decrease in sales of commercial eggs. As a percentage of net sales, cost of sales for "Other" was 83.61% compared to 92.45% during fiscal year 1997.

Operating Expenses
------------------

General and administrative expenses were $8.69 million during fiscal year 1998, compared to $6.05 million during fiscal year 1997, a 43.72% increase. This increase is primarily due to expenses incurred in the acquisition of As de Oros. As a percentage of sales, this item decreased from 9.36% during fiscal 1997, to 8.80% during fiscal year 1998 mainly due to improved sales and efficiencies resulting from the As de Oros acquisition.

Selling expenses increased 79.14% during fiscal year 1998, compared with fiscal year 1997. As a percentage of net sales, these expenses increased from 10.52% in 1997 to 12.33% during the same period of fiscal year 1998.

The restaurant segment contributed to the increase in selling expenses as a percentage of net sales. This is due to the nature of the restaurant business, which has a high gross profit and high selling expenses. Selling expenses amounted to approximately 14% of total consolidated sales for the restaurant segment.

In connection with the acquisition of As de Oros, the Company recorded a charge to administrative expenses relating to the amortization of cost in excess of net assets acquired ("Goodwill"). The Company also recorded administrative expenses pertaining to professional services related to legal fees, financial printing, auditing and other related charges.

Non-operating expenses
----------------------

Other expenses (income) increased 59.20% during fiscal year 1998, compared with fiscal year 1997. The Company's interest expense increased by 23.87% during fiscal 1998, compared with fiscal 1997. Miscellaneous income increased during fiscal 1998, when compared to fiscal 1997 and 1996. This increase is primarily due to dividends received from investments made in other companies in the amount of $153,073 and a legal settlement in the amount of $350,073. In addition, the Company recorded gains for transporting products to clients in the amount of $356,645.

FINANCIAL CONDITION

Operating Activities:

As of September 30, 1999, the Company had $3.91 million in cash and cash equivalents. Working capital was $6.23 million compared to $4.83 at the end of fiscal year 1998, a $1.40 million increase.

Cash provided by operating activities was $12.21 million for fiscal 1999 compared to $6.39 million in fiscal 1998. Cash flows from operations improved mainly due to increased operating earnings during fiscal year 1999. Receivables and inventory increases associated with higher sales and production levels, were offset by increases in accounts payable.

Investing Activities:

Cash used for investing activities during fiscal 1999 was $8.87 million compared to $4.84 million during fiscal 1998. Investing cash flows reflect capital expenditures, which are primarily related to the acquisition of an enterprise resource planning system, vehicle fleet and new production equipment which the Company plans to use to increase production capacity. In addition, the Company has remodeled some of its quick service restaurants as part of a marketing strategy. The Company anticipates that it will spend approximately $11 million for capital expenditures during the next fiscal year relating primarily to restaurant remodeling, investments in production equipment, and expansion of plant facilities.

Financing Activities

As of September 30, 1999, the Company had lines of credit agreements with banks for a maximum aggregate amount of $26.70 million, of which $8.66 million have been used. Agreements may be renewed annually and bear interest at annual rates ranging from 7.87% to 10.25%. Property and other collateral secure those agreements.

For fiscal year ended September 30, 1999 the Company used $3.43 million for financing activities compared to $396,000 used during the same period of fiscal year 1998. Net cash used in financing activities primarily consists of cash outflows for payment of short-term and long-term debt amortization, compared to cash provided by the debt restructuring, which took place during January and February 1998.

Management expects to finance operations and capital expenditures with its normal operating activities and external sources. Management also expects that there will be sufficient resources available to meet the Company's cash requirements through the next fiscal year.

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

Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its Management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industrial and economic conditions; cost of capital and capital requirement; shifts in customer demands; changes in the continued availability of financial amounts and at the terms necessary to support the Company's future business.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK MANAGEMENT

The Company imports all of its corn, the primary ingredient in chicken feed, from the United States of America. Fluctuations in the price of corn may significantly affect the Company's gross profit margin. The Company purchases approximately $l.3 million of corn monthly through the Chicago Board of Trade ("CBOT"). The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires consistent and daily hedging in order to minimize the effect of price increases on the Company's profit margin.

The Company has been actively hedging its exposure to corn price fluctuations since 1991. The Company evaluates, on a daily basis, the prices of corn and soybean meal. All hedging activities are supervised by the Hedging Committee, whose members are officers and employees, which have received training at the CBOT and attend regular seminars on commodities hedging strategies. The committee consists of financial analysts, the Financial Director and the
Financial Vice-President and transactions are approved by the Executive President. The committee meets at least once a month to evaluate the Company's exposure to corn and soybean meal price fluctuations. The Company's strategy is to hedge against price increases in corn and soybean meal, the Company is not involved in speculative trading. Contracts range from one month to six months.

The Company will buy directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company's hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analysis. The Company bases its target prices on the worst case price assumptions (i.e. high corn prices). The prices paid by the Company for corn were 7.04% below its budgeted prices for the year ended September 30, 1999.

The Company has a $500,000 credit line with Futures U.S.A., Inc. ("FIMAT") and draws upon this credit line to cover its initial margin deposit. The interest rate paid on this line of credit averages an annual rate of less than 10% on drawn amounts. The Company is in frequent contact with its brokers (at least three to four times a day) and receives advice from the brokers' corn experts.

The Company's monthly soybean meal purchases average approximately $640,000. The hedging strategies for soybean meal purchases are identical to that of corn purchases, except that the Company purchases its soybean meal through a Costa Rican company, INOLASA, in which the Company holds a 10% equity ownership. In Costa Rica, there is a 5% tax for soybean meal imports, which is not levied if purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT.

EXCHANGE RATE RISK MANAGEMENT

The Company makes U.S. dollar payments for the majority of its raw materials and bank facilities. This U.S. dollar expense component is not unique to the Company, as all poultry producers in Central America must rely on U.S. companies for raw materials such as corn, soybean meal and reproduction birds. Given its U.S. dollar exposure, the Company actively manages its currency exchange rate risk. The Company uses a financial model to determine the best strategy to mitigate against the devaluation of the currency of Costa Rica, the Colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the Colon devaluation against the U.S. dollar. For the fiscal years ended September 30, 1999, 1998 and 1997, the national devaluation rates were 10.81%, 10.6% and

11.61% respectively, and correspondingly, the Company increased its prices 11.19%, 13.03% and 12.6%, respectively. Management believes that the Company's strong market will allow for this type of price increase without sacrificing long-term demand and market share. The Company has successfully passed along such price increases for the last five years. Management plans to increase its export operations in order to increase its U.S. dollar revenues, as all export sales are made in U.S. dollars. For the fiscal year ended September 30, 1999, exports increased 24.72%, of U.S. $674,000, compared to exports for the same period in 1998.

In addition to fluctuations in the price of corn and soybean meal, the Company has exposure to fluctuations in exchange rates, as payments for imported corn, soybean meal, reproduction birds and bank facilities are in U.S. dollars. The Company's Finance Division has the responsibility of monitoring economic and industrial trends that influence foreign exchange levels. This division examines areas such as poultry gross national product, gross national product ("GNP"), inflation, devaluation, export and import growth rates, growth in real wages, unemployment and population rates in Costa Rica.

Raw material purchases have an average payment period of 120 days, hence exchange rate risk is for four months. During this time, accounts are paid and costs are updated to reflect new exchange rates. In the event of a severe devaluation of the colon, or increases in international prices, the Company may be able to increase sales prices to recuperate its foreign exchange losses. In addition, all of the Company's exports are denominated in U.S. dollars (even exports within Central America). Management expects that the strategy to increase exports will increase the Company's U.S. dollar revenues. The Company uses a model to determine the maximum devaluation possible before considering whether or not to incur additional U.S.-based debt. In effect, the Company borrows in U.S. dollars when economically proven to be less expensive than borrowing in colones.

Information required by this item is also located in this Form 10-K under the heading "Foreign Competition."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference to the Independent Auditor's Reports found on pages F-2 and F-3 from the consolidated financial statements and supplementary data on pages F-3 through F-30 on this report.

ITEM 9.  CHANGES  IN  OR  DISAGREEMENTS  WITH   ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURES

There were no changes in or disagreements with the Company's accountants during the fiscal year ended September 30, 1999.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Directors and Executive Officers of the Company, their ages and present positions held in the Company, as of September 30, 1999, are as follows:

         NAME                         AGE             POSITION HELD
         ----                         ---             -------------
         Calixto Chaves               53      Chairman, Chief Executive
                                                Officer, President and Director

         Jose Pablo Chaves            27      Director

         Dr. Federico Vargas          66      Director

         Lic. Jorge M. Quesada        50      Treasurer and Director

         Luis J. Lauredo              50      Director

         Alfred E. Smith, IV          48      Director

         Monica Chaves                28      Secretary

         The Honorable Ambassador
           Luis Guinot, Jr.           64      Director

The Company's Directors will serve in such capacity until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. Calixto Chaves and Monica Chaves are father and daughter. Calixto Chaves and Jose Pablo Chaves are father and son. Jorge M. Quesada is the brother-in-law of Calixto Chaves, Mr. Mauricio Marenco, Director of Investor Relations and Assistant Secretary is married to one of Mr. Calixto Chaves' nieces. Otherwise, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Calixto Chaves. Mr. Chaves is the founder and President of Corporacion Pipasa, S.A. from its inception in 1969 to the present. He is currently on the Boards of Directors of Central American Oils and Derivatives, S.A., and American Oleaginous Industry. From 1994 to 1996, he was a Board member of Cerveceria Americana, a private brewery. In 1994, he served as an advisor to the President of Costa Rica and the Ministry of Economic Business Affairs. From 1983 to 1985, he was a member of the Board of Directors of the Sugar Cane Agricultural League. From 1982 to 1986, he served as Minister of the Costa Rican Ministry of Industry, Energy and Mines and became Minister of Natural Resources in 1986. From 1982 to 1986, he was a member of the Board of Directors of MINASA, a Costa Rican mining company. Mr. Chaves was the founder of the Chamber of Industries in the Costa Rican province of Heredia. From 1973 to 1974, he was President of the Board of Directors of Banco Nacional de Belen.

Dr. Federico Vargas. Dr. Vargas is a Board member of Corporacion Pipasa, S.A., one of the Registrant's subsidiaries. He has served as a Professor of Economics and Social Sciences at the University of Costa Rica from 1963 to the present. Dr. Vargas has been involved extensively in political activities since 1974. From 1990 to 1994, he served as a Deputy in the Costa Rican Assembly. From 1993 to 1994, he was Chairman of the Legislative Section of the Partido Liberacion Nacional Costa Rica. Prior to 1990, Dr. Vargas held a number of political offices, including Minister of Finance on two occasions, Ambassador of Costa Rica to the United States, Ambassador of Costa Rica to the Organization of American States, Counselor to the President of Costa Rica in Finance and
External Debt, with the rank of Minister of Economics, and Advisor to the President of Costa Rica. His teaching activities included serving as the Chairman of the "Instituto de Investigaciones Economicas", University of Costa Rica and Director of the Economics Department of the School of Economics and Social Sciences of the University of Costa Rica. Dr. Vargas serves on the Boards and advisory bodies of numerous charitable and educational organizations and is the author of a number of publications in economic and educational matters. He obtained his Bachelors in Business Administration from Nichols College in Massachusetts in 1954 and his Ph.D. from the University of Colorado in 1967. He has also attended the Wharton School of Finance and Commerce at the University of Pennsylvania. Mr. Vargas graduated from the University of Costa Rica with a degree in Business Administration.

Lic. Jorge M. Quesada. Mr. Quesada has held numerous positions with Corporacion Pipasa, S.A. since 1985, and was its Executive Vice President from 1990 to 1999. Mr. Quesada was appointed Executive President of Pipasa and As de Oros on March 1, 1999. He was a member of the Boards of Directors of Banco Fomento Agricola (k/n/a BFA) from 1991 to 1996. From 1987 to 1991, he was on the Board of Directors of Financiera Belen, S.A. Mr. Quesada has conducted numerous seminars regarding marketing topics. He obtained his Degree in Business Administration, with emphasis on Public Accounting, from the University of Costa Rica in 1984.

Luis J. Lauredo. From 1995 to the present, Mr. Lauredo has been President of Greenberg Traurig Consulting, Inc., an affiliate of the international law firm, Greenberg Traurig Hoffman, Lipoff, Quentel & Rosen, of Miami, Washington, D.C. and New York. From 1994 to 1995, he was Executive Director of the Summit of the Americas. From 1992 to 1994, he was a Commissioner on the Florida Public Service Commission, as well as Chairman of the International Relations Committee of the National Association of Regulatory Utility Commissioners. In his career, Mr. Lauredo has held a number of positions in the banking industry, including Senior Vice President of the Export-Import Bank of the United States of America. He has represented the President of the United States as special U.S. Ambassador to the inaugurations of the Presidents of Colombia, Venezuela, Brazil, and Costa Rica. He also served as a founding Director of the Hispanic Council on Foreign Affairs (Washington, D.C.). Mr. Lauredo received his B.A. from Columbia University in New York City and has attended the University of Madrid in Spain and Georgetown University Law Center in Washington, D.C.

Alfred E. Smith, IV. Mr. Smith has been a director of the Company since June 1, 1994. Mr. Smith is a Managing Director at the Wall Street firm of Hunter Specialists, LLC, New York, since January 1997. From 1979 to 1996, he was with CMJ Partners, a New York Stock Exchange member firm. Mr. Smith is the Chairman of the Government Relations Committee of the New York Stock Exchange, Director and Secretary of the Alfred Emanuel Smith Memorial Foundation, where he also is the Dinner Chairman; Chairman of the Cardinal's Committee for the Laity-Wall Street Division since 1985; Founder and Chairman of Hackers for Hope since 1989; Director of the Center for Hope since 1989; a Director at the Catholic Youth Organization until 1997; and member at the President's Council, Memorial Sloan Kettering Hospital since 1986; and a member of the New York City Advisory Board of the Enterprise Foundation. Mr. Smith is also a member of the Board of Trustees of St. Vincent's Hospital and Medical Center, since 1986, and the Cavalry Hospital since 1998, and was a member of the Board of Trustees of Iona Prep School, Saint Agnes Hospital, and Our Lady of Mercy Medical Center. Mr. Smith is a member of the Association of the Sovereign Military Order of Malta. He has received numerous awards for his charity humanitarian work, including "Wall Street 50" Honoree Humanitarian Award, Terence Cardinal Cooke Center in 1999; Man of the Year Award at Iona Prep in 1986, Club of Champions Gold Medal Award of the Catholic Youth Organization, Ellis Island Medal of Honor, the National Brotherhood Award of the National Conference of Christians and Jews, the Graymoor Community Service Award by the Franciscan Friars of the Atonement, the American Cancer Society's Gold Sword of Hope Award, and the Terence Cardinal Cooke Humanitarian Award by Our Lady of Mercy Medical Center. Mr. Smith was educated at Villanova University.

Monica Chaves Ms. Chaves is Secretary of the Board of Directors of Rica Foods, Inc. and is also member of the Board of Directors of Corporacion Pipasa. Ms. Chaves joined Corporacion Pipasa as assistant manager in the company's Finance Division in 1991, when she was in charge of Pipasa's Special Investment
Department. In 1996, when the Company went public, Ms. Chaves assumed the Company's Investor Relations Department. Ms. Chaves was appointed the Vice President of Administration of Pipasa and As de Oros on March 1, 1999. Ms. Chaves received a bachelors degree in Business Administration from Saint Michaels College, Vermont.

Honorable Ambassador Mr. Louis Guinot, Jr. Ambassador Luis Guinot, Jr. was born in San Juan, Puerto Rico on April 8, 1935. He attended college in the United States of America, where he graduated from the Catholic University of America School of Law in Washington, D.C. After completing his undergraduate studies at New York University, he was commissioned and Ensign in the U.S. Navy where he served in several billets-both shore and afloat, including a tour of duty as gunnery officer of the destroyer USS Gearing (DD710) and Senior Shore Patrol Officer of the U.S. Sixth Fleet based in Naples, Italy. After completion of his military obligation, Mr. Guinot entered the private practice of law in Washington, D.C. Mr. Guinot has served as United

States Ambassador to the Republic of Costa Rica, as the Assistant General Counsel of the United States Department of Agriculture and as Administrator of the Office of the Commonwealth of Puerto Rico in Washington, D.C. Additionally, Mr. Guinot has also appeared as speaker and lecturer on United States-Latin American Trade, NAFTA, and GATT related matters, and he is the author of several newspaper articles on the same subject. Mr. Guinot is a member of the Commonwealth of Virginia and the District of Columbia Bar Associations and has been admitted to practice before the bars of the U.S. Supreme Court, the 1st and the 11th Circuit Court of Appeals, the Bars of the Southern District of New York, and the Southern District of Florida, Eastern Districts of Virginia, and the Court of Military Appeals. Mr. Guinot is also a fellow of the American Bar Foundation, served in the U.S. Presidential Commission on Civil Disorders (Kerner Commission) and former member of the Board of Directors of the Legal Services Corporation. Mr. Guinot was awarded the Grand Order of Juan Mora (Silver Plaque) by the Government of Costa Rica. He has been featured speaker on Conferences on the general subject of hemispheric free trade and served as legal advisor to U.S. corporations doing business in Latin America as well as legal advisor to ministries of Central and South American Countries. In addition to serving as a member of the Board of Directors of Rica Foods Mr. Guinot was recently appointed to serve in the Board of Directors of Tampa Energy Co. (TECO) of Tampa, Florida.

Jose Pablo Chaves. Mr. Chaves is a member of the Board of Directors of Pipasa and As de Oros, as well as Restaurantes As de Oros, S.A., and is a board member of the Company and the Company's Chief Operating Officer. Mr. Chaves studied Business Administration with emphasis in Marketing at (Babson College, Massachusetts) and in Costa Rica. Mr. Chaves is the founder of three Costa Rican Companies.

Compliance with Section 16(a) of the Securities Exchange Act of 1924

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally,
Item 405 of Regulation S-K under the 34 Act requires the Company to identify in its Form 10-K and Proxy Statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company reports that all of the Company's officers or directors and all persons owning more than ten percent of its shares have filed the subject reports on a timely basis during the past fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the summary compensation table for the most highly compensated officers for the last three fiscal years:


                                                             Salary            Other
         Name and Main Position               Years       Compensation      Compensation
                                                               (1)              (2)
                                                               ---              ---

Calixto Chaves - Chief Executive Officer       1999         $128,262           $1,953
Calixto Chaves - Chief Executive Officer       1998         $126,780           $1,993
Calixto Chaves - Chief Executive Officer       1997         $104,477           $5,093


(1) All salary compensation was paid in Costa Rican colones. For the purposes of this presentation, all compensation has been converted to U.S. dollars at the then current exchange rate for Costa Rican colones.

(2)  Represents Director's fees payable for action as a Director of Pipasa.

Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee consisting of Calixto Chaves, Chairman of the Board, President and Chief Executive Officer and Jorge Quesada, Treasurer and Director. This Committee makes the determinations for stock issuance pursuant to the Company's compensation plans. The Company has no retirement, pension or profit sharing plans covering its officers and directors, but does contemplate implementation of such a plan in the future through Pipasa and As de Oros.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the latest practicable date, December 29, 1999, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director,
(iii) certain executive officers of the Company, and (iv) all directors and officers as a group, prior to the acquisitions of the remaining interests in Pipasa and As de Oros (the "Acquisitions") and after the Acquisitions:


                                                   Post-Split                                    Post-Split
                                                   Amount and                                    Amount and
                                                   Nature of               Percent of            Nature of           Percent of
                                                   Beneficial             Shares Owned           Beneficial         Shares Owned
Name and Address of                            Ownership Prior to           Prior to           Ownership After         After
Beneficial Owner(1)                             Acquisition (2)(3)        Acquisition (2)    Acquisitions (2)(3)   Acquisitions(2)
-----------------------------------------    ------------------------    ----------------    ------------------    ---------------

Calixto Chaves......................               1,993,315(4)              26.87%              5,676,910(5)          44.44%
                                                   3,686,595(9)

Comercial Angui, S.A................                 815,686(10)             10.99%              2,486,607(6)          19.46%
c/o Bufete Chaverri, Soto & Asociados              1,670,921(10)
    Barrio Escalante de Cine Magaly,
    400 Metros Este
    San Jose, Costa Rica

Jorge M. Quesada....................                  48,295 (7)               *                    48,295(7)            *

Monica Chaves.......................                  133,334(8)               *                   133,334(8)            *

Luis Guinot, Jr. ...................                     -                     *                       -                 *

Luis J. Lauredo ....................                     -                     *                       -                 *

Federico Vargas.....................                     -                     *                       -                 *

Alfred E. Smith IV..................                   33,334                  *                    33,334               *

Jose Pablo Chaves...................                  279,324                  *                   279,324               *

-------------------------
*    Indicates less than 1% of outstanding shares owned.

(1) Unless otherwise indicated, the address of each beneficial owner is Rica Foods, Inc., 95 Merrick Way, Suite 507, Coral Gables, Florida 33134.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options, warrants and convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(3) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(4) Includes 861,315 shares of Common Stock owned of record by Atisbos de Belen, S.A., a Costa Rican corporation wholly-owned by Mr. Chaves and his wife, 833,334 shares of Common Stock owned of record by Inversiones Leytor, S.A., a Costa Rican company wholly-owned by Mr. Chaves, and 298,667 shares of Common Stock owned of record by OCC, S.A., a Costa Rican company wholly-owned by Mr. Chaves and his wife. Does not include 133,334 shares and 279,324 shares owned by his adult daughter and adult son respectively.
(5) Includes 3,683,595 shares of Common Stock acquired pursuant to the Final Pipasa Acquisition.
(6) Includes 1,670,921 shares of Common Stock to be acquired pursuant to the Final As de Oros Acquisition.
(7) Includes 48,295 shares owned by Jorque, S.A., a closely-held Costa Rican company whose principal shareholders are the wife and sons of Mr. Jorge Quesada.
(8) Owned of record by Moninternacional, S.A., a Costa Rican corporation owned by Monica Chaves, the adult daughter of Mr. Chaves. Mr. Chaves disclaims any beneficial ownership of these shares.
(9) Owned of record by Inversiones La Ribera, S.A., a Costa Rican corporation wholly owned by Mr. Chaves and his wife.
(10) Owned of record by Comercial Angui, S.A., a Costa Rican corporation, wholly owned by Mr. Echeverria and his wife.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Balances and transactions with related parties consist of the following:


                                                 1999                   1998
                                                 ----                   ----

       Due from stockholders                  $  644,988             $  170,413
       Due from related parties                2,954,579                656,904
       Due to stockholders                        75,108                 75,671
       Due to stockholders (long-term)            16,715                 18,526

Balances due from stockholders for 1999 and 1998 originate from loans, which bear interest at market rates, made primarily to the Company's chief executive officer, other stockholders and to Inversiones La Ribera, S.A., ("Inversiones La Ribera"), a company 100% owned by the Company's Chief Executive Officer.

Current and long-term  balances due to  stockholders  in 1999 and 1998 originate
from  notes  payable  to  the  Company's  Chief  Executive   Officer  and  other
stockholders.

During February and September 1999 Pipasa declared and distributed a preferred stock dividend to all of its common stockholders, which included Inversiones La Ribera, which has a 40.44% minority ownership interest in Pipasa. The preferred stock dividend distributed to Inversiones La Ribera amounted to 92,044 preferred shares in February and 114,428 preferred shares in September, which had a value of $334,075 and $415,317 on the February and September distribution dates, respectively. Immediately after the issuance of the preferred shares to Inversiones La Ribera, Pipasa repurchased these preferred shares for an equivalent amount using the proceeds to cancel outstanding debts of Inversiones La Ribera.

During October 1998, As de Oros transferred its poultry incubation and raising operations to Pipasa. As part of this transfer, Pipasa assumed all of As de Oros' inventory related to its poultry incubation and raising operations, which amounted to $1.9 million. As de Oros has maintained ownership of all the property and equipment related to its poultry operations and rents these assets to Pipasa on a monthly basis. The transfer and rental of these assets was approved by the boards of directors of both Pipasa and As de Oros. Any effect related to this transfer has been eliminated in consolidation.

During October 1998, Pipasa transferred the production and marketing of animal feed to As de Oros. As part of this transfer, As de Oros assumed all of Pipasa's animal feed inventory and accounts receivable from this segment, which amounted to $39,000 and $265,000, respectively, on the transfer date. The transfer of these assets was approved by the Boards of Directors of both Pipasa and As de Oros. Any effect related to this transfer is eliminated in consolidation.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORMS 8-K.

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

     (3)  Exhibits

          Number     Description                   Reference
          ----------------------------------------------------------------------
          (2)       Acquisition Plans

              2.1 Stock Purchase Agreement, dated as of September 28, 1998, by and between the Company and Inversiones La Ribera, S.A. filed as Exhibit 2.1 to Form 8-K filed on December 7, 1999 is incorporated by reference herein.

              2.2 Stock Purchase Agreement, dated as of September 28, 1998, by and between the Company and Comercial Angui, S.A. filed as Exhibit 2.1 to Form 8-K filed on November 29, 1999 is incorporated by reference herein.

          (27)    Financial Data Schedule  See page 72.

     (b) Reports on form 8-K. During the first quarter of fiscal year ended September 30, 1999, the Company filed one report on Form 8-K on October 13, 1998 and one report on Form 8K/A on November 18, 1999 pertaining to the acquisitions referenced above. These reports and exhibits thereto filed on October 13, 1998 and November 18, 1999 are hereby incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RICA FOODS, INC.



Dated January 13, 2000                      By: /s/ Calixto Chaves
                                               -----------------------------
                                               Calixto Chaves
                                               Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated January 13, 2000                      By: /s/ Randall Piedra
                                               -----------------------------
                                               Randall Piedra
                                               Chief Financial Officer



Dated January 13, 2000                      By: /s/ Monica Chaves
                                               -----------------------------
                                               Monica Chaves
                                               Secretary

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RICA FOODS, INC.


Dated January 13, 2000                     By:      /s/Calixto Chaves
                                               --------------------------------
                                               Calixto Chaves
                                               Chairman


Dated January 13, 2000                     By:      /s/Randall Piedra
                                               --------------------------------
                                               Randall Piedra
                                               Chief Financial Officer



Dated January 13, 2000                     By:      /s/Monica Chaves
                                               --------------------------------
                                               Monica Chaves Zamora
                                               Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          PRESIDENT,
                                          CHIEF EXECUTIVE OFFICER
                                          AND CHAIRMAN


Dated January 13, 2000                     By:      /s/Calixto Chaves
                                               --------------------------------
                                               Calixto Chaves
                                               Chairman


                                          CHIEF FINANCIAL OFFICER


Dated January 13, 2000                     By:      /s/Randall Piedra
                                               --------------------------------
                                               Randall Piedra
                                               Chief Financial Officer


                                          SECRETARY


Dated January 13, 2000                     By:      /s/Monica Chaves
                                               --------------------------------
                                               Monica Chaves Zamora
                                               Secretary

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10K

                                    EXHIBITS

                                       TO

                                RICA FOODS, INC.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of RICA FOODS, INC.:

We have audited the accompanying consolidated balance sheets of RICA FOODS, INC., (a Nevada corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RICA FOODS, INC. and subsidiaries as of September 30, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Miami, Florida,
December 20, 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of,
  RICA FOODS, INC.

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of RICA FOODS, INC. and Subsidiary as of September 30, 1997 and for the year then ended. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RICA FOODS, INC. and Subsidiary as of September 30, 1997, and the results of their operations and its cash flows for the year ended September 30, 1997, in conformity with generally accepted accounting principles.


San Jose, Costa Rica
December 5, 1997.

                        RICA FOODS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           September 30, 1999 and 1998


                 Assets                                 1999            1998
                                                   ------------    ------------
Current assets:
  Cash and cash equivalents                        $  3,913,168    $  3,290,757
  Short-term investments                                 32,747         101,892
  Notes and accounts receivable, net                  9,603,282       8,290,021
  Due from related parties                            2,954,579         656,904
  Inventories, net                                   13,896,517      12,862,456
  Prepaid expenses                                      366,221         648,918
                                                   ------------    ------------
      Total current assets                           30,766,514      25,850,948
                                                   ------------    ------------

Property, plant and equipment, net                   31,923,486      28,494,233
Long-term receivables-trade                             114,346         119,229
Long-term investments                                 4,260,663       4,720,335
Other assets                                          1,875,888       2,039,443
Cost in excess of net assets of acquired
  business, net                                       1,382,226       1,781,147
                                                    ------------    ------------
      Total assets                                 $ 70,323,123    $ 63,005,335
                                                   ============    ============

      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                 $ 12,084,992    $  7,510,750
  Accrued expenses                                    3,604,397       3,035,951
  Notes payable                                       7,582,890       8,463,052
  Current portion of long-term debt                   1,182,184       1,940,073
  Due to stockholders                                    75,108          75,671
                                                   ------------    ------------
      Total current liabilities                      24,529,571      21,025,497
                                                   ------------    ------------

Long-term debt,  net of current portion              21,443,589      22,559,425
Due to stockholders                                      16,715          18,526
Deferred income tax liability                         1,764,735       1,974,407
                                                   ------------    ------------
      Total liabilities                              47,754,610      45,577,855
                                                   ------------    ------------

Minority interest                                     9,468,206       7,108,424
Stockholders' equity:
  Common stock                                            7,486           7,419
  Preferred stock                                     2,216,072       2,216,072
  Additional paid-in capital                         12,137,326      11,987,393
  Accumulated other comprehensive loss               (6,828,500)     (5,630,035)
  Retained earnings                                   6,481,305       3,344,440
                                                   ------------    ------------
                                                     14,013,689      11,925,289
  Less:
  Due from stockholders                                (644,988)       (170,413)
  Treasury stock, at cost                              (268,394)     (1,435,820)
                                                   ------------    ------------
      Total  stockholders'equity                     13,100,307      10,319,056
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $ 70,323,123    $ 63,005,335
                                                   ============    ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        RICA FOODS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years ended September 30, 1999, 1998 and 1997


                                                                    1999                1998              1997
                                                                    ----                ----              ----
       Sales                                                  $ 118,549,625       $  98,793,976      $ 64,658,352
       Cost of sales                                             77,274,794          71,464,203        47,846,878
                                                              -------------       -------------      ------------
            Gross profit                                         41,274,831          27,329,773        16,811,474
                                                              -------------       -------------      ------------
       Operating expenses:
         General and administrative                              11,412,996           8,694,664         6,049,338
         Selling                                                 17,035,717          12,182,757         6,800,375
         Amortization  of cost in  excess of net
           assets of acquired business                              398,941             297,206                 -
                                                              -------------       -------------      ------------
                                                                                                                               -
             Total operating expenses                            28,847,654          21,174,627        12,849,713
                                                              -------------       -------------      ------------

             Income from operations                              12,427,177           6,155,146         3,961,761
                                                              -------------       -------------      ------------
       Other expenses (income):
         Interest expense                                         3,484,314           3,108,182         2,509,131
         Interest income                                           (677,155)           (614,211)         (826,870)
         Foreign exchange losses, net                             1,806,311           1,412,971           205,988
         Miscellaneous, net                                        (360,341)         (1,392,732)         (308,993)
                                                              -------------       -------------      ------------
           Other expenses, net                                    4,253,129           2,514,210         1,579,256
                                                              -------------       -------------      ------------
           Income before income taxes and minority interest       8,174,048           3,640,936         2,382,505
                                                              -------------       -------------      ------------
       Provision for income taxes                                   762,472             188,663           291,396
                                                              -------------       -------------      ------------
             Income before minority interest                      7,411,576           3,452,273         2,091,109
       Minority interest                                         (4,133,011)         (2,094,962)       (1,164,877)
                                                              -------------       -------------      ------------
             Net income                                           3,278,565           1,357,311           926,232
       Preferred stock dividends                                    237,910             227,357           172,496
                                                              -------------       -------------      ------------
       Net income applicable to common stockholders              $3,040,655          $1,129,954         $ 753,736
                                                              =============       =============      ============
       Earnings per share:
         Basic earnings per share                             $        0.43       $        0.16      $       0.11
                                                              =============       =============      ============
         Diluted earnings per share                           $        0.42       $        0.16      $       0.11
                                                              =============       =============      ============
       Weighted average number of common shares outstanding:
         Basic                                                    7,122,170          7,078,949          6,592,021
                                                              =============       =============      ============
         Diluted                                                  7,269,769          7,113,265          6,639,075
                                                              =============       =============      ============


The accompanying notes to consolidated financial statements are an integral part of these statements

                        RICA FOODS INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended September 30, 1999, 1998 and 1997

                                                                                      Due      Accumulated                 Total
                                                                        Additional    from        Other                    Stock-
                        Common Stock     Treasury Stock     Preferred    Paid-In     Stock-  Comprehensive   Retained     holders'
                      Shares    Amount  Shares     Amount      Stock      Capital    holders       Loss       Earnings     Equity
                      ------    ------  ------     ------      -----      -------    -------      ------      --------     ------
Balance, September
  30, 1996           6,519,799 $ 6,520        -   $      -   $2,216,072  $9,363,293 (1,104,990) ($3,596,253) $2,099,278 $ 8,983,920
Issuance of common
  stock                 83,333      83        -          -            -      24,916          -            -           -      24,999
Cash dividends on
  common stock of
  Pipasa                     -       -        -           -           -           -          -            -    (730,472)   (730,472)
Cash dividends  on
  preferred stock
  of Pipasa                  -       -        -           -           -           -          -            -    (172,496)   (172,496)
Purchase of common
  stock                      -       -  188,329    (847,967)          -           -          -            -           -    (847,967)
Comprehensive Income:
  Net income                 -       -        -           -           -           -          -            -     926,232     926,232
  Translation
    adjustment               -       -        -           -           -           -          -   (1,079,296)             (1,079,296)
  Decrease in Due
    from Stockholders        -       -        -           -           -           -    184,514            -           -     184,514
                     --------- -------  -------  ----------  ----------  ---------- ----------  -----------  ---------- -----------
Balance, September
  30, 1997             6,603,132  6,603 188,329    (847,967)  2,216,072  9,388,209    (920,476)  (4,675,549)  2,122,542   7,289,434
Acquisition of As
  de Oros                815,686    816       -           -           -  2,599,184           -            -           -   2,600,000
Cash dividends on
  preferred stock
  of Pipasa                   -       -       -           -           -          -           -            -    (135,413)   (135,413)
Repurchase of
   common stock               -       - 276,710  (1,245,197)          -          -           -            -           -  (1,245,197)
Stock swapped for
  Pipasa's "TCA"
  preferred stock             -       -(146,077)     657,344          -          -           -            -           -     657,344
Pipasa Preferred "TCA"
  stock issued as
  dividend of common
  stock                       -       -       -           -   1,103,666          -           -            -           -  1,103,666
Repurchase of Pipasa's
  TCA stock                   -       -       -           -  (1,103,666)         -           -            -           - (1,103,666)
Comprehensive Income:
  Net income                  -       -       -           -           -          -           -            -   1,357,311   1,357,311
  Translation
    adjustment                -       -       -           -           -          -           -     (954,486)          -    (954,486)
  Decrease in Due
    from Stockholders         -       -       -           -           -          -     750,063            -           -     750,063
                      --------- ------- ------- ------------ ---------- ----------- ----------  -----------  ---------- -----------
Balance, September
   30, 1998           7,418,818  $7,419 318,962 ($1,435,820) $2,216,072 $11,987,393  ($170,413) ($5,630,035) $3,344,440 $10,319,056



                                                          CONTINUED ON NEXT PAGE


                                                                                      Due      Accumulated                 Total
                                                                        Additional    from        Other                    Stock-
                        Common Stock      Treasury Stock     Preferred    Paid-In     Stock-  Comprehensive   Retained     holders'
                      Shares    Amount  Shares     Amount      Stock      Capital    holders       Loss       Earnings     Equity
                      -----     ------  ------     ------      -----      -------    -------      ------      --------     ------

Pipasa's Preferred
  "TCA" stock issued
  as dividends of
  common stock                -       -       -           -     826,100           -           -            -           -    826,100
Pipasa's treasury
  Preferred "TCA"
  stock issued as
  dividends of common
  stock                       -       -       -           -   1,103,666           -           -            -           -  1,103,666
Repurchase of Pipasa's
  "TCA" stock                 -       -       -           -  (1,929,766)          -           -            -           - (1,929,766)
Cash dividends on
  preferred stock
  of Pipasa                   -       -       -           -           -           -          -            -    (141,700)   (141,700)
Repurchase of common
  stock                       -       -   5,500     (77,771)          -           -          -            -           -     (77,771)
Adjustment to
  outstanding
  common stock,
  result of
  reverse stock split       321
Warrants exercised       66,666      67       -           -           -     149,933          -            -           -     150,000
Issued treasury stock         -       -(276,710)  1,245,197           -           -          -            -           -   1,245,197
Comprehensive Income:
  Net income                  -       -       -           -           -           -          -            -   3,278,565   3,278,565
  Translation
    adjustment                -       -       -           -           -           -          -   (1,198,465)          -  (1,198,465)
  Increase in Due
    from Stockkholders        -       -       -           -           -           -   (474,575)           -           -    (474,575)
                      --------- ------- ------- ------------ ---------- ----------- ----------  -----------  ---------- -----------
Balance September 30,
  1999                7,485,805 $ 7,486  47,752 ($  268,394) $2,216,072 $12,137,326  ($644,988) ($6,828,500) $6,481,305 $13,100,307
                      ========= ======= ======= ============ ========== =========== ==========  ============ ========== ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended September 30, 1999, 1998 and 1997



                                                                               1999                 1998                  1997
                                                                               ----                 ----                  ----
Cash flows from operating activities:
     Net income                                                            $ 3,278,565          $ 1,357,311         $   926,232
                                                                           -----------          -----------         -----------
     Adjustment to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                  3,197,646            2,313,075           1,384,910
              Production poultry                                             1,697,887            1,340,431             982,823
              Allowance for inventory obsolescence                              28,740               29,435                   -
              Amortization  of cost in excess  of net  assets
                  of acquired business                                         398,941              297,206                   -
              Amortization of software development costs                       196,942              122,761             105,534
              Loss on sale of productive assets                               (214,867)              (3,732)            (76,519)
              Deferred income tax benefit                                     (209,671)            (122,308)                   -
              Provision for doubtful  receivables                              746,599              301,432             213,000
              Minority interest                                              4,133,011            2,094,962           1,164,877
     Changes in operating assets and liabilities:
              Notes and accounts receivable                                 (1,651,518)             952,598          (1,989,098)
              Due from related parties                                      (1,801,661)             116,693             108,143
              Inventories                                                   (2,674,111)          (1,891,920)         (1,722,092)
              Prepaid expenses                                                 (25,998)             967,717              13,479
              Accounts payable                                               4,548,021           (1,920,001)          2,956,628
              Accrued expenses                                                 568,444              379,910             611,497
              Long-term receivable-trade                                        (6,109)              56,116              13,568
                                                                           -----------          -----------         -----------
                  Cash provided by operating
                      activities                                            12,210,861            6,391,686           4,692,982
                                                                           -----------          -----------         -----------
Investing activities:
      Short-term investments                                                    69,145            1,833,749          (1,795,778)
      Initial cash balance from subsidiary acquired                                  -            1,147,472                   -
      Additions to property, plant and equipment                            (9,419,401)          (5,313,919)         (3,973,736)
      Increase in long-term investments                                              -            (2,135,614)         (3,708,805)
      Proceeds from sales of productive  assets and long-term
         investments                                                           708,629              348,818              90,597
      Increase in other assets                                                (229,060)            (723,579)           (232,923)
                                                                           -----------          -----------         -----------

                  Cash used in investing activities                         (8,870,687)          (4,843,073)         (9,620,645)
                                                                           -----------          -----------         -----------
Financing activities:
     Increase (decrease) in notes payable                                     (883,332)            2,510,177           1,783,467
     Preferred stock cash dividends                                           (339,570)             (288,219)           (172,496)
     Common stock cash dividends                                                     -                     -          (1,343,569)



                                                                                                         (Continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended September 30, 1999, 1998 and 1997

                                                              (Continued)


                                                                               1999                 1998                  1997
                                                                               ----                 ----                  ----
Long-term financing:
    Payments                                                               (2,249,772)          (2,753,919)         (2,134,580)
    New loans                                                                 445,095            2,344,966           3,134,004
    Treasury stock acquired                                                   (77,771)                   -                   -
    Due to related parties                                                          -              205,546              60,424
    Due from stockholders                                                    (474,575)          (2,414,934)             150,265
    Cash proceeds from exercise of warrants                                   150,000                    -              25,000
    Repurchase of common stock                                                      -                    -            (150,589)
                                                                           -----------          -----------         -----------
                  Cash provided by (used in) financing
                      activities                                            (3,429,925)            (396,383)          1,351,926
                                                                           -----------          -----------         -----------
Effect of exchange rate changes on cash
     and cash equivalents                                                      712,162              750.237            (165,285)
                                                                           -----------          -----------         -----------
                  Increase   (decrease)   in  cash  and  cash
                      equivalents                                              622,411            1,902,467          (3,741,022)
Cash and cash equivalents at beginning of year                               3,290,757            1,388,290           5,129,312
                                                                           -----------          -----------          ----------
Cash and cash equivalents at end of year                                   $ 3,913,168         $ 3,290,757           $1,388,290
                                                                            ===========         ============         ==========

Supplemental disclosures of cash flow information:
     Cash paid during year for:
       Interest                                                            $ 2,611,202         $ 2,482,826          $2,493,,716
                                                                           ===========          ===========         ===========
       Income taxes                                                        $   281,191         $   117,935          $    61,030
                                                                           ===========          ===========         ===========

      Supplemental schedule of non-cash investing activities
       Acquisition of  treasury stock through
          financial agreement                                              $                    $ 1,245,197        $          -
                                                                           ===========          ===========        ============
       Issuance of treasury stock through financial agreement              $ 1,245,197          $         -        $          -
                                                                           ===========          ===========        ============
       Dividends paid as preferred shares                                  $ 1,929,766          $ 1,103,666        $          -
                                                                           ===========          ===========        ============
       Pipasa's  preferred stock  repurchased in exchange for
            outstanding receivables                                        $ 1,929,766          $ 1,103,666        $          -
                                                                           ===========          ===========        ============
       Acquisition of business:
           Fair value of assets acquired                                   $         -          $ 7,709,050        $          -
                                                                           ===========          ===========        ============
           Common stock issued                                             $         -          $ 2,600,000        $          -
                                                                           ===========          ===========        ============
           Loan assumed                                                    $         -          $ 2,400,000        $          -
                                                                           ===========          ===========        ============


The accompanying notes to consolidated financial statements are an integral part of these statements


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------

RICA FOODS, INC., (the "Company"), formerly Quantum Learning Systems, Inc. was incorporated under the laws of the State of Utah on February 6, 1986 and filed a public offering in 1987. In April 1994, the Company changed its legal domicile from Utah to Nevada. In April 1996, the Company entered into an acquisition agreement (the "First Pipasa Agreement") to acquire the majority of the stock of Corporacion Pipasa, S.A. ("Pipasa"), a Costa Rican entity. This transaction was approved by the stockholders of the Company on August 5, 1996 and consummated on September 30, 1996. Simultaneously with the acquisition of Pipasa, the Company divested itself of all other subsidiaries. Pursuant to the Agreement, and as of September 30, 1996, the Company had exchanged 5,191,190 shares of its common stock for approximately 59.56% of Pipasa's common shares. The 40.44% interest not acquired in the merger transaction has been accounted for as minority interest for all years presented.

On February 26, 1998, the Company consummated an agreement (the "Original Oros Agreement") to purchase 56.38% of the outstanding common stock of As de Oros S.A. ("As de Oros"), a Costa Rican corporation, from Comercial Angui, S.A., a privately-held Costa Rican corporation ("Comercial Angui"), for consideration consisting of (I) a promissory note with a stated amount of $2.4 million due in January, 2000, and (II) 815,686 (2,447,058 pre-split) shares of the Company's common stock, having a then current market value of approximately $2.6 million.

Pipasa and As de Oros produce and market poultry products and animal feed, mainly in the Republic of Costa Rica. As de Oros also owns a chain of quick service fried chicken restaurants, which operate in Costa Rica. Pipasa exports its products to El Salvador, Honduras, Nicaragua, and Colombia.

During 1998, an independent committee of stockholders and Management of the Company commenced discussions with Comercial Angui and its sole shareholder, Antonio Echeverria, concerning the possibility of purchasing the remaining shares of As de Oros from Comercial Angui to eliminate the minority interest of Comercial Angui in As de Oros. On September 28, 1998, the Company and Comercial Angui entered into an agreement (the "Final Oros Agreement") to purchase Comercial Angui's remaining interest in As de Oros for 1,670,921 shares of the Company's common stock. On November 9, 1998, the Company and Comercial Angui entered into an amendment to the Final Oros Agreement that provided that the transaction would not be consummated until holders of a majority of the Company's common stock approved the transaction and until the Company received an opinion that the transaction was fair to the Company's stockholders from a financial point of view. The stockholders' approval and fairness opinion were received in December, 1998 and January, 1999, respectively.

On November 22, 1999, the Company consummated the acquisition of the remaining 43.62% or 654,300 shares of common stock of As de Oros in accordance with the terms and conditions in the Final Oros Agreement.

On September 28, 1998, the Company consummated an agreement (the "Final Pipasa Agreement") providing for the purchase of the remaining common stock of Pipasa from Inversiones La Ribera, S.A. ("Inversiones La Ribera"), a Costa Rican company and minority holder of Pipasa, for 3,683,595 shares of the Company's common stock. On November 9, 1998, the Company and Inversiones La Ribera entered into an amendment to the Final Pipasa Agreement which provided that the transaction would not be consummated until

(I) holders of a majority of the Company's common stock approved the transaction, and (II) the Company received an opinion that the transaction was fair to the Company's stockholders from a financial point of view. The stockholders' approval and fairness opinion were received in December 1998 and January 1999, respectively. On December 7, 1999, the Company consummated the acquisition of the remaining 40.44% or 1,840,000 shares of common stock of Pipasa pursuant to the Final Pipasa Agreement, in exchange for a total of 3,683,595 shares of the Company's common stock.

On April 14, 1998, the Board of Directors of the Company adopted a proposal which changed the Company's name from "Costa Rica International, Inc." to "RICA FOODS, INC." The Board of Directors believes the name change is in the best interests of the Company because it enhances the Company's corporate identity with a name that is more closely related to the poultry producing business of its principal subsidiaries, Pipasa and As de Oros.

On December 15, 1998, the Board of Directors declared a 1 for 3 reverse stock split (the "Split") of the Company's common stock effective on December 29, 1998. All share amounts have been restated to reflect the Split.


The Company's fiscal years 1999, 1998 and 1997 encompass the periods ending September 30, 1999, 1998 and 1997, respectively.

     Accounting Principles
     ---------------------

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Accounting records of the subsidiaries, Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A. are maintained according to generally accepted accounting principles in Costa Rica and have been converted to GAAP in consolidation and for financial statement presentation purposes.

     Principles of Consolidation
     ---------------------------

The consolidated financial statements include the accounts of Rica Foods, Inc., and Subsidiaries (subsidiaries include Pipasa and As de Oros). The minority interests held by third parties in Pipasa and As de Oros are stated separately. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of September 30, 1999 and 1998 reflect the September 30, 1996 acquisition of Pipasa as a reverse acquisition, whereby Pipasa was treated as the accounting acquiror and the Company as the legal acquiror.

The consolidated financial statements of the Company as of September 30, 1999 and 1998 reflect the acquisition of As de Oros using the purchase method of accounting. The excess of purchase price over the fair market value of the net assets acquired is being amortized using the straight-line method over a period of five years.

Certain prior period balances have been reclassified to conform to the 1999 presentation.

     Use of Estimates in the Preparation of Financial Statements
     ------------------------------------------------------------

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

     Foreign Currency Translation
     ----------------------------

Most business transactions of the Company's subsidiaries take place in the Republic of Costa Rica and are denominated in the local currency, the colon ((cent)). The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica. As of September 30, 1999, 1998 and 1997, commercial exchange rates were (cent) 292.69,
(cent) 264.07 and (cent) 238.77 for US $1.00, respectively.

The financial statements of Pipasa and As de Oros have been translated into U.S. dollars on the basis of the colon ((cent)) as the functional currency, as follows: assets and liabilities denominated in dollars have been stated at nominal dollar amounts; assets and liabilities denominated in Costa Rican colones have been translated at the commercial exchange rates in effect on September 30, 1999 and 1998; stockholders' equity accounts have been translated at historical exchange rates; income and expenses have been translated at average exchange rates in effect during the years ended September 30, 1999, 1998 and 1997. The related translation adjustments are reflected in the accumulated other comprehensive loss section of the consolidated statements of stockholders' equity.

     Cash and Cash Equivalents/Fair Value of Financial Instruments
     -------------------------------------------------------------

The Company classifies as cash and cash equivalents all interest-bearing deposits with original maturities of three months or less. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported.

The carrying value of cash and cash equivalents, short-term investments, notes and accounts receivable due from related parties, accounts payable, notes payable and due to stockholders, are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company estimates that the carrying value of current installments of long-term debt and long-term debt approximates fair value because interest rates are adjustable based on market interest rates.

Futures contracts with original maturities of less than one year are used to hedge fluctuations in corn and soybean meal prices. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on commodity futures transactions are deferred until the futures contracts are liquidated. As of September 30, 1999, the Company has futures contracts in place to hedge purchases of commodities for $2.7 million with a fair value of approximately the same amount.

     Inventories and Production Poultry
     ----------------------------------

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Costs pertaining to the growth period of reproductive hens are capitalized and are subsequently amortized over the expected reproductive life of the hens.

     Property, Plant and Equipment
     -----------------------------

Property, plant and equipment are stated at cost. Improvements to property, plant and equipment which extend their useful lives are capitalized. Costs for maintenance, repairs and minor renewals are charged to expense when incurred.

Depreciation  expense is recorded using the straight-line  method over estimated
useful   lives:    buildings   and    facilities-50    years;    machinery   and
equipment-between 5 and 20 years.

Costs of leasehold rights on properties that are accounted for as operating leases are capitalized and amortized over the respective lease term using the straight-line method.

     Advertising Costs
     -----------------

Advertising costs are expensed as incurred. Advertising costs amounted to $1,356,226, $815,699 and $295,768 for the fiscal years ended September 30, 1999,
1998 and 1997, respectively. Advertising expenses are included in selling expenses in the accompanying statements of income.

     Income Taxes
     ------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No.109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

     Change in Method of Accounting
     ------------------------------

For the fiscal year ended September 30, 1999, the Company changed its method of accounting for sales and purchases from integrated producers. Integrated producers are local farmers who raise and feed poultry on behalf of the Company. The new method adopted on October 1, 1998, reflects chickens and materials transferred to integrated producers as inventory. The method used until September 30, 1998, reflected transfers of chicken and materials to the integrated producers as sales at cost. The effect of the change in accounting method was a decrease in sales and cost of sales of approximately $11.5 million for the year ended September 30, 1999. For the years ended September 30, 1998 and 1997, the Company recorded sales and cost of sales to integrated producers in the amounts of $4.9 million and $5.4 million, respectively. Sales and cost of sales is included in "Others" segment. The statements of income for the fiscal years ended September 30, 1998 and 1997 have been restated to reflect the new method of accounting. The effect of this restatement was to decrease sales and cost of sales by $4.9 million and $5.4 million for fiscal years ended 1998 and 1997, respectively. The restatement increased the gross profit margin from 26.36% to 27.66% for fiscal 1998 and from $24.01% to 26.00% for fiscal 1997.
There was no effect in the net income for the years ended September 30, 1999, 1998 and 1997.

     New Accounting Pronouncements
     -----------------------------

     Disclosures about Segments of an Enterprise and Related Information

Effective September 30, 1999, the Company adopted the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments financial geographic area and major customers. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position.

     Accounting for Derivative Instruments and for Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for fiscal years beginning after June 15, 1999. SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities be recognized as either an asset or a liability in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in fiscal year 2001. Management of the Company has not yet quantified the impact of adopting SFAS No.133. Application of this statement is defferred by SFAS No. 137 for one year from June 15, 1999 to June 15, 2000. The Company will adopt SFAS No. 131 for fiscal 2001.

     Reporting on the Cost of Start-Up Activities

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that costs incurred during the organization, pre-opening and start up phases of a project be expensed as incurred, unless they are appropriately capitalizable under other existing accounting pronouncements. The Company adopted SOP 98-5 during the fiscal year ended September 30, 1999 which did not have a material effect on its financial position and results of operations.

     Accounting for software developed for internal use.

In March 1998, the AICPA issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 sets guidance for capitalization, amortization and evaluating impairment of software developed for internal use. The Company adopted SOP 98-1 during the fiscal year ended September 30, 1999, which did not have a material effect on its financial position and results of operations.

2.   NOTES AND ACCOUNTS RECEIVABLE

Notes and accounts receivable consist of the following:

                                                      1999              1998
                                                      ----              ----
     Accounts:
       Trade receivables                          $ 9,003,334       $ 7,771,455
       Other                                        1,142,976         1,214,400
                                                  -----------       -----------
                                                   10,146,310         8,985,855
       Less: allowance for doubtful accounts          675,334           727,005
                                                  -----------       -----------
                                                    9,470,976         8,258,850
       Short-term notes-trade                         132,306            31,171
                                                  -----------       -----------
                                                  $ 9,603,282       $ 8,290,021
                                                  ===========       ===========


3.   ACCOUNTS AND TRANSACTIONS WITH RELATED PARTIES

     Balances and transactions with related parties consist of the following:


                                                   1999                 1998
                                                   ----                 ----

       Due from stockholders                    $  644,988           $  170,413
       Due from related parties                  2,954,579              656,904
       Due to stockholders                          75,108               75,671
       Due to stockholders (long-term)              16,715               18,526

Balances due from stockholders for 1999 and 1998 originate from loans which bear interest at market rates, made primarily to the Company's chief executive officer, other stockholders and to Inversiones La Ribera, S.A., ("Inversiones La Ribera"), a company 100% owned by the Company's Chief Executive Officer.

Current and long term balances due to  stockholders  in 1999 and 1998  originate
from  notes  payable  to  the  Company's  Chief  Executive   Officer  and  other
stockholders.

During February and September, 1999, Pipasa declared and distributed a preferred stock dividend to all of its common stockholders, which included Inversiones La Ribera, which has a 40.44% minority ownership interest in Pipasa. The preferred stock dividend distributed to Inversiones La Ribera amounted to 92,044 of preferred shares in February and 114,428 of preferred shares in September, which had a value of $334,075 and $415,317 on the February and September distribution dates, respectively. Immediately after the issuance of the preferred shares to Inversiones La Ribera, Pipasa repurchased these preferred shares for an equivalent amount using the proceeds to cancel outstanding debts of Inversiones La Ribera.

During October 1998, As de Oros transferred its poultry incubation and raising operations to Pipasa. As part of this transfer, Pipasa assumed all of As de Oros', inventory related to its poultry incubation and raising operations, which amounted to $1.9 million on the transfer date. As de Oros has maintained ownership of all the property and equipment related to its poultry operations and rents these assets to Pipasa on a monthly basis. The transfer and rental of these assets was approved by the board of directors of both Pipasa and As de Oros. Any effect related to this transfer has been eliminated in consolidation.

During October 1998, Pipasa transferred the production and marketing of animal feed to As de Oros. As part of this transfer, As de Oros assumed all of Pipasa's animal feed inventory and accounts receivable from this segment, which amounted to $39,000 and $265,000, respectively on the transfer date. The transfer of these assets was approved by the board of directors of both Pipasa and As de Oros. Any effect related to this transfer is eliminated in consolidation.

4.   INVENTORIES

     Inventories consist of the following:

                                                 1999                1998
                                                 ----                ----
       Finished products                     $ 3,029,269         $ 3,038,319
       Poultry                                 3,035,678           2,713,040
       Production poultry                      3,329,784           3,141,980
       Materials and supplies                  2,165,074           1,710,071
       Raw materials                           1,757,125           2,849,126
       In transit                              1,469,056             204,681
                                             -----------         -----------
                                              14,785,986          13,657,217
       Production poultry                       (836,849)           (766,736)
       Allowance for obsolescence                (52,620)            (28,025)
                                             -----------         -----------
       Inventories, net                      $13,896,517        $ 12,862,456
                                             ===========         ===========


5.   PROPERTY PLANT AND EQUIPMENT

     Property, plant and equipment is summarized as follows:

                                                   1999                 1998
                                                   ----                 ----

     Land                                      $ 3,496,529          $ 7,835,150
     Buildings and facilities                    7,693,768           11,000,373
     Machinery and equipment                    25,972,881           17,426,179
     Machinery in transit                          534,158              126,146
     Construction in process                     4,639,878              719,547
                                               -----------          -----------
                                                42,337,214           37,107,395
        Less: Accumulated depreciation         (10,413,728)          (8,613,162)
                                               -----------           ----------
        Property plant and equipment, net     $ 31,923,486          $28,494,233
                                              ============          ===========


Depreciation expense for the years ended September 30, 1999, 1998 and 1997 amounted to $3,197,646, $2,313,075 and $1,384,910, respectively.

6.  LONG -TERM INVESTMENTS

     Long-term investments consist of the following:

                                                  1999                  1998
                                                  ----                  ----
     Grupo Industrias Oleaginosas S.A.
       ("INOLASA")                             $3,551,625            $3,936,551
     La Condesa, S.A.                             683,317               757,375
     Others (less than 50% ownership)              25,721                26,409
                                               ----------            ----------
                                               $4,260,663            $4,720,335
                                               ==========            ==========

INOLASA is the only Costa Rican supplier of soybean meal. The Company has a 10% ownership in INOLASA which is accounted for under the cost method and dividends are recorded in income when they are declared. During fiscal year 1999, no dividends were declared by INOLASA. During the year ended September 30, 1998, the Company received cash dividends from INOLASA amounting to approximately $150,000. These dividends are included in miscellaneous, net on the consolidated statement of income for 1998.

During 1998, the Company invested $757,375 in local currency, colones, in 200,000,000 preferred shares of La Condesa S.A., a Costa Rican corporation. These shares do not grant ownership interest. Dividends on the preferred shares are payable annually at 5.62% in cash or in kind, after one year of having acquired the shares. La Condesa S.A. is a hotel located in Costa Rica.

7.   NOTES PAYABLE

     Notes payable consists of the following:

                                                1999               1998
                                                ----               ----
     Loans payable                           $5,661,055         $5,648,310
     Bank overdrafts                                  -          1,414,247
     Commercial paper                         1,895,613          1,075,736
     Other                                       26,222            324,759
                                             ----------         ----------
                                             $7,582,890         $8,463,052
                                             ==========         ==========

Loans payable include lines of credit and commitments with banks for letters of credit to support commercial operations with suppliers to acquire raw materials. The Company has a $500,000 line of credit with Fimat, a brokerage firm, which is used to finance purchases of corn and soybean. Notes payable, including commercial paper, are due from October 1999 through August 2000 and are collaterized by Notes.

As of September 30, 1999, the Company has line of credit agreements with banks amounting to a maximum of $26.7 million of which $8.60 million have already been used ($11.6 million for 1998, of which $4.8 million had already been used). Agreements may be renewed annually, and bear interest at annual rates ranging from 7.87% to 10.25% (8% and 10% for 1998). Those agreements are secured by properties of the subsidiaries.

8.   LONG TERM DEBT

     Long-term debt consists of the following:

                                               1999                  1998
                                               ----                  ----

     Private placement                    $ 20,000,000          $ 20,000,000
     Bank loans                              2,625,773             2,984,250
     Commercial paper-unsecured                      -                42,224
     Other                                           -             1,473,024
                                           -----------          ------------
                                            22,625,773            24,499,498

         Less: current installments          1,182,184             1,940,073
                                           -----------          ------------
                                          $ 21,443,589          $ 22,559,425
                                          ============          ============

As of September 30, 1999, bank loans amounting to $887,000 are secured by the Company's property, equipment and vehicles in the amount of $1.6 million and are due from April 2002 to May 2007.

During fiscal year 1998, the Company completed a private placement (the "Private Placement") of $20 million in notes payable bearing an annual interest rate of 11.71%, comprised of $8 million in Series "A" Senior Notes and $12 million in Series "B" Senior Notes (collectively the "Notes"). The closing date of the agreement was on January 23, 1998 for Series "A" and February 26, 1998 for series "B" Notes. Pipasa and As de Oros serve as guarantors for this Private Placement. The Private Placement includes the following terms, among others:

-    The  Notes  shall  be  payable  annually  in  five  consecutive   principal
     installments amounting to $4,000,000 each beginning on January 15, 2001. The Notes have a two-year principal payment grace period.

- The Private Placement covenants state that there will be no significant organizational changes and that the Company will comply with all federal and local laws and regulations.

- Financial and business information for the Company and its subsidiaries will be remitted periodically.

- The Private Placement includes several financial and operational covenants, which must be met to prevent the existence of a default or event of default.

Interest rates for long-term debt are as follows:

                                              1999                    1998
                                              ----                    ----
       U.S. dollar loans                   5.78%-11.71%            8.5%-11.71%
       Costa Rican colones loans             25%-27%                    -
       Commercial paper-unsecured               -                    24%-24.5%

Future payments on long-term debt at September 30, 1999 are as follows:

                  Year                             Amount
                  ----                             ------

                  2000                         $  1,182,184
                  2001                            4,663,256
                  2002                            4,522,063
                  2003                            4,141,197
                  2004                            4,074,615
               Thereafter                         4,042,458
                                               ------------
                                               $ 22,625,773
                                               ============


9.   EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method according to SFAS No. 128 "Earnings per Share". Earnings per share pertaining to 1997 results of operations have been restated to comply with SFAS No. 128.

Earnings per share and weighted average amounts for 1998 and 1997 have been restated to reflect the reverse stock split effective December 29, 1998.

Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:



                                                       1999            1998            1997
                                                       ----            ----            ----
Numerator:

  Net income applicable to common
    stockholders                                   $ 3,040,655     $ 1,129,954     $   753,736
                                                   ===========     ===========     ===========

Denominator:
  Denominator for basic income per share             7,122,170       7,078,949       6,592,021
  Effect of dilutive securities:
    Options to purchase common stock                   147,599          34,316          47,054
                                                   -----------     -----------     -----------
  Denominator for diluted earnings per
    share                                            7,269,769       7,113,265        6,639,075
                                                    ==========      ==========     ============

Earnings per share from continuing operations:

       Basic                                          $   0.43         $  0.16          $  0.11
                                                      ========         =======          =======
       Diluted                                        $   0.42         $  0.16          $  0.11
                                                      ========         =======          =======


The Company did not have any antidilutive securities outstanding as of September 30, 1999, 1998 and 1997.

10.  EMPLOYEE BENEFIT PLAN

On April 14, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, 200,000 shares of the Company's common stock, par value $.001 per share, are reserved for issuance upon exercise of options. The plan is designed to serve as an incentive for retaining and attracting qualified persons and/or entities that provide services to the company. As of September 30, 1999, the Company had not issued any options under the Plan.

11.  STOCKHOLDERS' EQUITY

     Common Stock

As of September 30, 1999 and 1998, 20,000,000 shares of common stock at $0.001 par value were authorized.

During November 1997, the Board of Directors authorized the repurchase of up to 66,667 shares of the Company's common stock. The repurchase program authorizes management, at its discretion, to make purchases from time to time as circumstances warrant. As of September 30, 1999, no stock had been purchased under this program.

In August 1999, Pipasa purchased 5,500 shares of the Company's common stock for $77,000. These shares have been included in treasury stock as of September 30, 1999. The purchase was authorized by the Board of Directors of Pipasa.

     Preferred Stock

On September 30, 1999 and 1998, 1,000,000 preferred shares of the Company were authorized. No preferred shares had been issued as of September 30, 1999.

     Pipasa

Preferred shares issued consist of Class "C" preferred shares and "TCA" preferred shares, which refer to "Titulos de Capital" in Costa Rica amounting to 317,831 shares and 510,565 shares, respectively. As of September 30, 1999 there were 317,831 shares of class "C" preferred shares outstanding. These preferred shares are comprised of subcategories and receive dividends based on the following:

o Class "C-A", "C-B" and "C-D" preferred shares, which amount to 186,431 shares receive a 10% annual dividend payable monthly and adjustable by the Board of Directors.

o Class "C-C" preferred shares, which amount to 131,400 shares receive a dividend equal to the prime rate set by the Banco Central De Costa Rica plus two percent, payable monthly.

During fiscal 1999, 1998, and 1997 dividends of $237,411, $227,357 and $172,496, respectively, were paid on these preferred shares and are reflected as preferred stock dividends on the consolidated statements of income.

During fiscal 1999, 510,565 shares, amounting to $1,929,766 of "TCA" preferred shares were declared by the Board of Directors of Pipasa and issued as a dividend to common shareholders of Pipasa. The 510,565 shares were subsequently repurchased and retired by Pipasa for the issuance price of $1,853,097. The difference of $76,669 between the value of the stock dividend and the shares repurchased arises from exchange rate differences. Proceeds from the repurchase were used by common shareholders of Pipasa to cancel debts payable to Pipasa amounting to $1,853,097.

    As de Oros

As of September 30, 1999, 1,200,000 Class "C" preferred shares of As de Oros were authorized, of which 158,374 had been issued for a total of US$1,003,287. The holders of these preferred shares receive dividends based on the following:

o Class C Series 1 preferred shares which amount to 87,600 shares receive a monthly dividend equal to prime rate set by the Banco Central de Costa Rica plus two percent.

o Class C Series 2 preferred shares which amount to 70,774 shares receive a monthly dividend of no less than 10% adjustable annually by the Board of Directors.

These preferred shares are included in minority interest of the consolidated balance sheets for the years ended September 30, 1999, and 1998.

As of September 30, 1999, there are no preferred dividends in arrears.

     Treasury Stock

As of September 30, 1999 and 1998, 47,752 and 318,962 shares of Common Stock amounting to $268,394 and $1,435,820 respectively, were held as treasury stock.


     Retained Earnings

Costa Rican legislation requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of total capital stock be allocated to a legal reserve. As of September 30, 1999 and 1998, the Company has reserved earnings of $1,374,092 and $911,780, respectively, for the creation of a legal reserve.

12.  OPERATING LEASES

The Company has operating leases for vehicles and cooling equipment. At the end of the lease terms, the Company has the option of returning or buying the equipment at estimated market value. A percentage of the money paid during the lease terms will be applied to this purchase price.

Rental expenses for operating leases amounted to $819,106, $550,627 and $307,734, for the 1999, 1998 and 1997 fiscal years, respectively.

The Company was obligated for the following minimum annual base rentals under operating leases at September 30, 1999:


       Fiscal Year                                          Amount
                                                            ------
           2000                                         $ 1,042,086
           2001                                             986,936
           2002                                             537,387
           thereafter                                       129,502
                                                        -----------
                                                        $ 2,695,911
                                                        ===========

13.  INCOME TAXES

Income tax expense attributable to income from continuing operations for the years ended September 30, 1999, 1998 and 1997 consists of:

                                       FOR THE YEARS ENDED SEPTEMBER 30,
                                       ---------------------------------
                                       1999         1998            1997
                                       ----         ----            ----
             Current                $972,143     $310,971        $291,396
             Deferred               (209,671)    (122,308)              -
                                    --------     --------         -------
             Total                  $762,472     $188,663        $291,396
                                    ========     ========         =======


Costa Rican income tax expense attributable to income from continuing operations was $972,143, $310,971 and $291,396 for the years ended September 30, 1999,
1998, and 1997, respectively, and differs from the amounts computed by applying the Costa Rican corporate tax rate of 30% to pretax income from continuous operations as a result of the following:



                                                                      1999              1998             1997
                                                                      ----              ----             ----
Computed statutory income tax expense                             $ 2,452,214       $ 1,092,281       $   714,752
Increase (reduction) in income taxes resulting
    from:
    Non-taxable income, net                                          (484,171)         (281,330)         (145,952)
    Increase (decreases) in provisions                                171,445            41,926           (21,094)
    Tax benefit under Costa Rica Income Tax Law
          Article 8, Section T for Agricultural
          Companies and Article 8, Section F                          (98,695)         (122,667)         (134,775)
    Deduction for reinvestment of prior year earnings in
          machinery and equipment under Costa Rica Income
          Tax Law Article 8, Section T for  Agricultural
          Companies                                                  (544,048)         (276,524)         (265,061)
    Non-deductible depreciation expense                               209,672           122,308           113,725



                                                                      1999              1998             1997
                                                                      ----              ----             ----
    Deductible investments in tourism related
          companies                                                         -          (399,122)                -
    Depreciation revalued assets                                     (226,483)         (237,755)         (210,689)
    Amortization of cost in excess of net assets
          of acquired business                                        119,682            89,162                 -
    Utilization of loss carryforwards                              (1,198,698)                -                 -
    Non-deductible operating losses                                   614,233           134,317           240,490
    Other items                                                       (43,008)          148,375                 -
                                                                  -----------       -----------       -----------
                                                                      972,143           310,971           291,396
    Deferred tax benefit                                             (209,672)         (122,308)                -
                                                                  -----------       -----------       -----------
                                                                                                                -
                                                                    $ 762,472       $   188,663       $   291,396
                                                                  ===========       ===========       ===========


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are presented below:


                                                                1999                  1998
                                                                ----                  ----
       Deferred tax assets:
       Allowance for doubtful accounts                      $   235,019           $   218,102
       Revaluation of property, plant and equipment
           depreciable for Costa Rican tax purposes           3,238,121             4,979,419
       Loss carry-forwards                                            -             1,266,058
       Vacation accrual                                         148,152                     -
       Provision for social benefits                                  -               109,411
                                                            -----------           -----------
       Total gross deferred tax assets                        3,621,292             6,572,990
       Less valuation allowance                              (3,621,292)           (6,572,990)
                                                            -----------           -----------
                                                            $         -           $         -
                                                            ===========           ===========
       Deferred tax liability:
       Excess fair market value over book value of
           assets acquired                                  $(1,764,735)          $(1,974,407)
                                                            ===========           ===========


The Company has established a valuation allowance equal to 100% of its deferred tax asset for the current year and the prior years. Under Costa Rica Income Tax Law, the Company is subject to a 1% asset tax which may be credited against the regular income tax liability. However, if the income tax is less than the asset tax liability in the same tax year, the asset tax must still be paid in full. The deferred tax asset results primarily from the revaluation of property, plant and equipment. The Company has historically reported a slightly higher asset tax liability compared to the income tax liability. In addition, the Company has significant tax incentives available in Costa Rica, which potentially will reduce future taxable income thereby reducing the potential benefit of the additional depreciation resulting from the tax asset revaluation. For fiscal 1999, the Company applied loss carry-forwards in the amount of approximately $1.2 million as a credit to the income tax determined in As de Oros. Based on the above, the Company's management does not consider that the deferred tax asset will be realized in the foreseeable future and thereby not justify the recognition of a deferred tax asset in the financial statements.

The recorded deferred tax benefit for the year ended September 30, 1999 consists of the amortization of the deferred tax liability resulting from basis differences on property, plant and equipment resulting from the As de Oros acquisition. The deferred tax liability is being amortized over a ten-year period, which is consistent with the amortization period of the underlying property, plant and equipment.

United States of America taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment.

In accordance with Costa Rican income tax regulations, the subsidiaries are required to file annual income tax returns for the twelve-month period ended September 30 of each year.

According to Costa Rica's laws, the income tax returns of Pipasa and As de Oros for the years ended September 30, 1999, 1998, 1997 and 1996, are open to examination by the Costa Rican tax authorities.

14.  STOCK WARRANTS

On June 1, 1994, Management of the Company approved the issuance of warrants to purchase 66,666 shares of common stock at $2.25 per share to an outside consultant in exchange for services to be rendered to the Company. The Stock warrants were exercised by the outside consultant in May, 1999.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in the production and marketing of poultry products, animal feed and quick service chicken restaurants. The Company's subsidiaries distribute these products throughout Costa Rica and export mostly within Central America and the Caribbean. The basis for determining the Company's operating segments is the manner in which financial information is used by Management in its operations. Management operates and organizes the financial information according to the types of products offered to its customers.

The  following  is a brief  description  of the main  business  segments  of the
Company:

BROILER CHICKEN: The Company's main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa(TM) and As de Oros(TM). Broiler chicken is a generic product that is directed to customers of all social and economic levels. Chicken is sold to institutional clients, schools, hospitals, restaurants and small grocery stores.

CHICKEN BY-PRODUCTS: Chicken by-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. The Company's chicken by-products are sold through the Kimby(TM), Chulitas(TM), and As de Oros(TM) brand names and are sold at all social and economic levels. These products are sold mainly in supermarkets and sales are predominately driven by price.

ANIMAL FEED: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses and domestic pets. The Company's animal feed products are sold through the Ascan(TM), Aguilar y Solis(TM), Kanin(TM), Mimados(TM) and Nutribel(TM) brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. Products marketed through the Mimados(TM), Kanin(TM) and Ascan(TM) brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels.

RESTAURANTS: Restaurantes As operates 33 restaurants located in rural and urban areas through out Costa Rica. Restaurantes As are quick service restaurants, which offer a diversified menu of chicken meals. Restaurantes As distinguishes itself from other quick service chains by offering dishes and using recipes and ingredients which appeal to the taste of the Costa Ricans.

EXPORTS: Subsidiaries of the Company make exports of different products to other countries in Central America and the Caribbean. The Company distributes mainly the Pipasa(TM), Mimados(TM) and Kimby(TM) brand names.

OTHER: This segment includes sales of commercial eggs, non-recurrent sales of fertile eggs and raw material sales among others. For fiscal periods 1998 and 1997, other mainly includes sales of baby chicks and animal feed to integrated producers.

           BUSINESS SEGMENTS
           (In thousands)


                                                             Income from            Depreciation
                                                             ------------           ------------
                                     Net Sales                operation               expense         Assets (2)
                                     ---------                 -------                -------         ----------

1999
    Broiler                           $ 72.13                     $ 9.98               $ 1.61         $27.35
    By Products                          9.66                       2.17                 0.04           0.88
    Animal Feed                         20.61                       0.31                 0.57          12.78
    Exports                              3.38                       0.32                    -           0.42
    Restaurants                          9.39                      (0.20)                0.26           3.00
    Other                                3.38                       0.25                    -           0.03
    Corporate (1)                           -                      (0.40)                0.72          25.86
                                     ---------                 ----------             -------         --------
        Total                         $118.55                     $12.43               $ 3.20         $70.32
                                     =========                 ==========             =======         ========
1998
   Broiler                            $ 60.06                     $ 4.25               $ 1.20         $25.66
   By Products                           9.40                       2.23                 0.04           0.09
   Animal Feed                          17.85                       0.70                 0.49          12.32
   Exports                               2.71                       0.39                 0.00           0.99
   Restaurants                           5.11                       0.14                 0.20           2.63
   Other                                 3.66                      (1.25)                0.00           0.00
   Corporate (1)                            -                      (0.30)                0.38          21.31
                                     ---------                 ----------             -------         --------
      Total                           $ 98.79                     $ 6.16               $ 2.31         $63.00
                                     =========                 ==========             =======         ========
1997
   Broiler                            $ 44.28                     $ 2.33               $ 1.14         $17.22
   By Products                           7.92                       1.24                 0.07           0.94
   Animal Feed                           6.95                       0.02                 0.05           2.29
   Exports                               2.33                       0.12                    -           0.48
   Restaurants                              -                          -                    -              -
   Other                                 3.18                       0.25                    -           0.00
   Corporate (1)                            -                          -                 0.14          15.62
                                     ---------                 ----------             -------         --------
      Total                           $ 64.66                     $ 3.96               $ 1.40         $36.55
                                     =========                 ==========             =======         ========

(1) Corporate includes amortization of cost in excess of net assets of acquired business.

(2) Assets for Corporate items include long-term investments, cash and cash equivalents, other assets and other non allocated assets.

Geographic Information

The following represents net sales and long-lived assets by geographic location:

                           1999                 1998                  1997
                           ----                 ----                  ----
Net Sales:
  Costa Rica              $115.17             $100.97                $67.69
  Other                      3.38                2.70                  2.33
                          -------               -----                 -----
     Total                $118.55             $103.67                $70.02
                          =======              ======                 =====

Long-lived assets:
  Costa Rica               $31.64             $ 28.43                $14.35
  Other                      0.14                0.06                     -
                          -------               -----                 -----
      Total                $31.78             $ 28.49                $14.35
                          =======              ======                 =====


16.  PURCHASE TRANSACTIONS AND SUBSEQUENT EVENTS

On September 28, 1998, the Company and Pipasa entered into an agreement (the "Final Pipasa Agreement") providing for the purchase of the remaining common stock of Pipasa from Inversiones La Ribera, S.A. for 3,683,595 shares of the Company's common stock. The Final Pipasa Agreement was amended on November 9, 1998 to provide that the transaction would be subject to (i) the receipt of an opinion from an independent firm that the transaction was fair from a financial point of view to the Company's stockholders and (ii) approval of the transaction by holders of a majority of the issued and outstanding common stock of the Company.

On September 28, 1998, the Company and Angui, entered into an agreement (the "Final Oros Agreement") to purchase Angui's remaining interest in As de Oros in exchange of 1,670,921 shares of the Company's common stock. Holders of the majority of the Company's common stock approved the transaction and the Company expects to receive a fairness opinion and to complete close the purchase of the remaining stock of As de Oros on or before January 31, 1999.

On November 22, 1999 the Company consummated the acquisition of 100% of the total outstanding common stock of As de Oros from Angui for the 43.62% or 654,300 shares of common stock of As de Oros in accordance with the terms and conditions in the Final Oros Agreement. The Company has issued to Angui, in exchange for the Shares, a total of 1,670,921 shares of Company's common stock. With the delivery of the Shares, the Company has increased the ownership interest in As de Oros to 100% ownership, in comparison to a 56.38% majority interest reflected as of September 30, 1999.

On December 7, 1999, Company consummated the acquisition of 100% of the total outstanding common stock of Pipasa from Inversiones La Ribera by acquiring the remaining 40.44% or 1,840,000 shares of common stock of Pipasa pursuant to the Final Pipasa Agreement, in exchange for a total of 3,683,595 shares of Company's common stock. With the transfer of the Shares, the Company has increased the ownership interest in Pipasa to 100%, in comparison to a 59.56% majority interest reflected as of September 30, 1999.

17.  CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit quality financial institutions.

The majority of the Company's customers are located in Costa Rica. No single customer accounted for more than ten percent of the Company's net sales in 1999, 1998 and 1997, and no account receivable from any customer exceeded approximately $260,000. Credit risk is mitigated due to the fact that the Company's customer base is diverse and is located throughout Costa Rica. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, as well as general economic conditions. Consequently, an adverse change in these factors could affect the Company's estimate of the bad debt allowance.

18.  COMMITMENTS AND CONTINGENCIES

     Vehicle self insurance

The Company does not have damage insurance or a specific self-insurance fund for vehicles that are not under lease agreements. The Company has liability insurance to cover third parties through an umbrella policy ranging from approximately $38,000 to a maximum of $947,000. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion insurance is adequate to cover any future claims.

      Severance Pay

Under Costa Rican laws, companies are required to pay employees 8.33% of an employee's yearly gross salary as severance, upon termination of a labor contract without just cause to a maximum of eight years of employment. The Company has a policy to pay this 8.33% regardless of their seniority. The Company annually pays the Employees' Association 5% of this 8.33%. Additionally, the Company pays its employees 1.33% annually. Employees have the option to deposit the remaining 3.33% into a pension fund. The Company has a provision to settle severance pay when an employee leaves and believes it is reasonable based on past performance. As of September 30, 1999, the Company has a provision for severance pay in the amount of approximately $500,000.

     Construction Commitments

In the normal course of business, the Company enters into commitments for construction or renovations of its buildings, plant facilities and leased outlets. As of September 30, 1999, the amounts outstanding under these construction commitments totaled approximately $38,000.

     Litigation, claims and assessments

The income tax returns for Pipasa for the fiscal years 1995 and 1994 were examined by the tax authorities in Costa Rica and the Company was assessed $62,795 and $107,068 respectively, as a result of the disallowance by the Costa Rican tax authorities of approximately 26% in the aggregate of the deductions taken by Pipasa for 1995 and 1994. Management believes these assessments are without merit and intends to vigorously contest these claims. Management does not believe that the Company will incur a loss as a result of these assessments. No accrual has been made for any losses that may result from the resolution of this uncertainty.

The income tax returns of As de Oros for fiscal year 1995 were examined by the Costa Rican tax authorities and As de Oros were assessed $130,000 of additional income taxes. Tax authorities have contested depreciation expense and income tax withholdings of As de Oros' employees. As de Oros has appealed this decision and does not expect that the final outcome will result in a material adverse effect on the operations or the financial position of the Company. No accrual has been made for any losses that may result from the resolutions of this uncertainty.

Pipasa is a defendant in a lawsuit brought in Costa Rica in which, as a result of this lawsuit in which the plaintiff seeks $3.6 million, Pipasa was served with prejudgment liens for $1.5 million. These liens were on some of Pipasa's cash accounts and were substituted by land owned by Pipasa with the approval of a Costa Rican court. Such approval was subsequently appealed by the plaintiff and the Superior Court ratified such substitution of collateral on November 11, 1999. The prejudgment liens have been released and Pipasa expects to receive all of the funds originally attached in January, 2000. For the same reasons and by the same plaintiff, Pipasa was sued in the United States of America, in the State of California and the State of Florida, respectively. The California lawsuit has been suspended awaiting the ruling of the court of the State of Florida on a lack of personal jurisdiction motion raised by Pipasa. While Pipasa still has time to answer the complaints, it cannot ascertain the basis of the claim or the relief sought, but believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

No legal proceedings of a material nature, to which the Company or the Subsidiaries are a party, exist or were pending during the fiscal year ended September 30, 1999. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                                INDEX TO EXHIBITS

Exhibit Number                 Description              Page or Cross Reference

Exhibit 27                     Financial Data Schedule           72