Form 10-Q
period 1999-12-31
RICA FOODS INC
filed 2000-02-22
CIK 789881

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1999

                                                     or

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

The number of shares outstanding of Company's common stock, par value $0.001 per share, as of February 18, 2000 was 12,847,921 shares.

                       RICA FOODS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page


                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        Consolidated Balance Sheets as of December 31, 1999 (Unaudited) and
           September 30, 1999 ............................................... 3
        Consolidated Statements of Income for the three months ended
           December 31, 1999 and 1998 (Unaudited)............................ 4
        Consolidated Statements of Cash Flows for the three months ended December 31, 1999 and 1998 (Unaudited)...................... 5
        Notes to Consolidated Financial Statements for the three months ended December 31, 1999 and 1998 (Unaudited)...................... 7
ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................... 12
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.......... 17


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings................................................... 18
ITEM 2. Changes in Securities and use of Proceeds .......................... 18
ITEM 6. Exhibits and Reports................................................ 31

                        RICA FOODS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                December 31,       September 30,
                                                    1999               1999
                                                ------------       -------------
                                                 (Unaudited)
               Assets
               ------
Current assets:
   Cash and cash equivalents .................   $  5,185,679      $  3,913,168
   Short-term investments ...................          33,752            32,747
   Notes and accounts receivable, net ........     11,482,734         9,603,282
   Due from related parties ..................      2,042,088         2,954,579
   Inventories, net ..........................     14,056,314        13,896,517
   Prepaid expenses ..........................        387,898           366,221
                                                  -----------       -----------
       Total current assets ..................     33,188,465        30,766,514
                                                  -----------       -----------

Property, plant and equipment, net ...........     37,955,026        31,923,486
Long-term notes receivables-trade ............        231,592           114,346
Long-term investments.........................      4,180,605         4,260,663
Other assets .................................      2,500,883         1,875,888
Cost in excess of net assets of acquired
  businesses, net                                   4,480,638         1,382,226
                                                  -----------       -----------
       Total assets ..........................    $82,537,209       $70,323,123
                                                  ===========       ===========

               Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ..........................   $ 12,086,819      $ 12,084,992
   Accrued expenses ..........................      4,033,765         3,604,397
   Notes payable .............................     11,252,829         7,582,890
   Current installments of long-term debt ....      1,084,136         1,182,184
   Due to stockholders .......................         75,408            75,108
                                                  -----------       -----------
       Total current liabilities .............     28,532,957        24,529,571
                                                  -----------       -----------

Long-term debt, net of current portion .......     21,773,894        21,443,589
Due to stockholders ..........................         16,394            16,715
Deferred income tax liability ................      3,148,140         1,764,735
                                                  -----------       -----------
       Total liabilities .....................     53,471,385        47,754,610
                                                  -----------       -----------

Minority interest ............................      1,330,861         9,468,206

Stockholders' equity:
   Common stock ..............................         12,848             7,486
   Preferred stock ...........................      2,216,071         2,216,072
   Additional paid-in capital ................     25,696,626        12,137,326
   Accumulated other comprehensive loss.......     (7,581,052)       (6,828,500)
   Retained earnings .........................      8,655,718         6,481,305
                                                  -----------       -----------
                                                   29,000,211        14,013,689
                                                  -----------       -----------
   Less:
   Due from stockholders .....................       (996,854)         (644,988)
   Treasury stock, at cost ...................       (268,394)         (268,394)
                                                  -----------       -----------
       Total stockholders' equity ............     27,734,963        13,100,307
                                                  -----------       -----------
       Total liabilities and stockholders'
         equity ..............................    $82,537,209       $70,323,123
                                                  ===========       ===========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       RICA FOODS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
             For the three months ended December 31, 1999 and 1998
                                    Unaudited
                                    ---------

                                                  1999                1998
                                                  ----                ----

Sales                                         $ 33,116,512        $ 31,651,795
Cost of sales                                   21,126,466          20,006,822
                                              ------------        ------------
     Gross profit                               11,990,046          11,644,973
                                              ------------        ------------
Operating expenses:
  General and administrative                     3,179,586           2,608,442
  Selling                                        4,616,200           4,065,755
  Amortization of cost in excess
    of net assets of acquired business             155,386              90,482
                                              ------------        ------------
     Total operating expenses                    7,951,172           6,764,679

     Income from Operations                      4,038,874           4,880,294
                                              ------------        ------------
Other expenses (income):
  Interest expense                                 933,665           1,080,919
  Interest income                                 (178,461)           (181,370)
  Foreign Exchange losses, net                     372,559             534,525
  Miscellaneous, net                              (206,217)           (138,873)
                                              ------------        ------------
     Other expenses, net                           921,546           1,295,201
                                              ------------        ------------
     Income before income taxes and
       minority interest                         3,117,328           3,585,093
Provision for income taxes                         393,397             338,288
                                              ------------        ------------
     Income before minority interest             2,723,931           3,246,805
Minority interest                                  507,367           1,612,220
                                              ------------        ------------
     Net income                                  2,216,564           1,634,585
Preferred stock dividends                           60,025             133,058
                                              ------------        ------------
Net income applicable to common
  stockholders                                $  2,156,539        $  1,501,527
                                              ============        ============
Earnings per share:
    Basic earnings per share                  $       0.24        $       0.20
                                              ============        ============
    Diluted earnings per share                $       0.24        $       0.20
                                              ============        ============
Weighted average number of common shares
    outstanding:
    Basic                                        9,133,123           7,418,818
                                              ============        ============
    Diluted                                      9,136,631           7,489,824
                                              ============        ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 1999 and 1998
                                    Unaudited
                                    ---------

                                                     1999               1998
                                                     ----               ----
Cash flows from operating activities:

  Net income                                     $ 2,216,564        $ 1,634,585
                                                 -----------        -----------
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation and amortization                     839,455            775,154
   Production poultry                                504,571            516,160
   Stock options and grants issued to employees       95,668                 --
   Allowance for inventory obsolescence                6,768              7,467
   Increase in provision for vacation accrual        111,656             52,505
   Amortization of cost in excess
     of net assets of acquired businesses            155,386             90,482
   Amortization of software development costs         52,955             22,296
   Loss on sale of productive assets                (150,018)           (83,342)
   Deferred income tax benefit                       (63,831)           (52,418)
   Provision for doubtful accounts                   160,591            158,354
   Minority interest                                 507,367          1,612,220

  Changes in operating assets and liabilities:
    Notes and accounts receivable                 (2,196,625)        (1,540,528)
    Due from related parties                        (639,446)          (130,452)
    Inventories                                     (651,895)           124,028
    Prepaid expenses                                 (26,946)          (218,723)
    Accounts payable                                  85,204          1,759,871
    Accrued expenses                                 317,714            295,801
    Long-term receivable-trade                       (13,742)          (134,805)
                                                 -----------        -----------
      Cash provided by operating activities        1,311,396          4,888,655
                                                 -----------        -----------
Investing activities:
  Short-term investments                              (1,005)            61,709
  Additions to property, plant and equipment      (3,847,850)          (803,176)
  Proceeds from sale of productive assets
    and long-term investments                        644,393            119,854
  Increase in other assets                          (222,421)           216,611
                                                 -----------        -----------
      Cash used for investing activities          (3,426,883)          (405,002)
                                                 -----------        -----------
                                                        (Continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 1999 and 1998
                                   (Continued)

                                                     1999               1998
                                                     ----               ----
Financing activities:
  Increase in notes payable                        3,660,172           (542,458)
  Preferred stock cash dividends                     (83,164)          (133,058)
  Long-term financing:
         Payments                                   (262,299)        (1,350,662)
         New loans                                   496,581                 --
Due to related parties                              (351,568)           (43,196)
                                                 -----------        -----------
       Cash provided by (used for)
         financing activities                      3,459,722         (2,069,374)
                                                 -----------        -----------
Effect of exchange rate changes on cash and
   cash equivalents                                  (71,724)           305,594
                                                   ---------        -----------
       Increase in cash and cash equivalents       1,272,511          2,719,873
   Cash and cash equivalents at beginning
      of year                                      3,913,168          3,290,758
                                                   ---------        -----------
 Cash and cash equivalents at end of year        $ 5,185,679        $ 6,010,631
                                                 ==========        ===========
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
     Interest                                    $   407,613        $   275,836
                                                 ===========         ==========
     Income taxes                                $   103,359        $   182,109
                                                 ===========        ===========
  Supplemental schedule of non-cash investing
     activities:
     Dividends paid as preferred shares:
     From Pipasa                                 $ 2,143,626        $         -
                                                 ===========        ===========
     From As de Oros                             $ 1,983,327        $         -
                                                 ===========        ===========
     Pipasa's preferred stock repurchased in
       exchange for outstanding receivables      $ 2,143,626        $         -
                                                 ===========        ===========
     As de Oros' preferred stock repurchased in
       exchange for outstanding receivables      $   881,273        $         -
                                                 ===========        ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       RICA FOODS, INC AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
             For the three months ended December 31, 1999 and 1998


NOTE 1 - GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its 100% owned subsidiaries:
Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros") (collectively the "Company") that appear in this Form 10-Q report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles in the United States of America ("United States" or "U.S."). The accompanying interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended September 30, 1999, which are included in the Annual Report on Form 10-K. Management has included in the Company's financial statements amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances. In the opinion of Management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2000. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although Management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

NOTE 2 -  Reclassifications

Certain prior period balances have been reclassified to conform to the current year presentation.

                        RICA FOODS, INC AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


NOTE 3 - ACQUISITIONS

On November 22, 1999 and December 7, 1999, the Company acquired the remaining 43.62% and 40.44% minority interest of As de Oros and Pipasa, respectively, in exchange for the issuance of 1,670,921 and 3,683,595 restricted shares of common stock of the Company. The Company designated November 30, 1999 as the date of acquisition for accounting purposes and as such, has consolidated 100% of earnings for the month of December, 1999. The acquisition of Pipasa was accounted for at the value of the minority interest as of the acquisition date, on the basis that the owner of the minority interest of Pipasa is a major shareholder of the Company. The acquisition of As de Oros was accounted for under the purchase method of accounting. The excess of the purchase price of the minority interest of As de Oros over the fair market value of net assets acquired was approximately $3.3 million which is being amortized over 5 years. Financial statements include results of operations for Pipasa and As de Oros for the three months ended December 31, 1999.

During October 1999, Pipasa merged with "Karpatos, S.A.," ("Karpatos"), a Costa Rican corporation, which is the business of converting waste material from the slaughtering poultry plants into fertilizers. The transaction was accounted for under the purchase method, and accordingly recorded all assets with a fair market value with approximately $700,000 and assumed liabilities for an equivalent amount. The Company did not issue any shares of Company stock for this transaction. The acquisition of Karpatos is not material to these financial statements.

NOTE 4 - INVENTORIES AND PRODUCTION POULTRY

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Costs pertaining to the growth period of reproductive hens are capitalized and are subsequently amortized over the expected reproductive lives of the hens. Production poultry or amortization of the hens, is determined based on the estimated poultry reproductive period.

Inventories consist of the following:

                                       December 31, 1999     September 30, 1999
                                       -----------------     ------------------

Finished products                         $ 3,178,510           $ 3,029,269
Poultry                                     3,465,762             3,035,678
Production poultry                          3,163,417             3,329,784
Materials and supplies                      2,061,260             2,165,074
Raw materials                               2,026,795             1,757,125
In transit                                  1,259,514             1,469,056
                                          -----------           -----------
                                           15,155,258            14,785,986
                                          -----------           -----------
Production poultry                         (1,040,630)             (836,849)
Allowance for obsolescence                    (58,314)              (52,620)
                                          -----------           -----------
Inventories, net                          $14,056,314           $13,896,517
                                          ===========           ===========

                        RICA FOODS, INC AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


NOTE 5 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                              Three months ended December 31,
                                            ------------------------------------
                                                1999                    1998
                                                ----                    ----

Net income                                  $ 2,216,564             $ 1,634,585
Foreign currency translation adjustment        (752,552)               (230,375)
                                            -----------             -----------
Total comprehensive income                  $ 1,464,012             $ 1,404,210
                                            ===========             ===========

NOTE 6 - EARNINGS PER SHARE

Earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 provides guidance for the computation, presentation and disclosure of earnings per share. The minority interest in the income of subsidiaries and dividends on preferred stock have been excluded from income available to common stockholders.

Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:

                                                Three months ended December 31,
                                                -------------------------------
                                                      1999             1998
                                                      ----             ----

Numerator:
  Net income applicable to common stockholders     $ 2,156,539      $ 1,501,527
                                                   ===========      ===========
Denominator:
  Denominator for basic income per share             9,133,123        7,418,818
  Effect of dilutive securities:
    Options to purchase  common stock                    3,508           71,006
                                                   -----------      -----------
  Denominator for diluted earnings per share         9,136,631        7,489,824
                                                   ===========      ===========
Earnings per share from continuing operations:
  Basic                                            $      0.24      $      0.20
                                                   ===========      ===========
  Diluted                                          $      0.24      $      0.20
                                                   ===========      ===========

                        RICA FOODS, INC AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)



The Company did not have any anti-dilutive securities outstanding as of December 31, 1999 and 1998.

NOTE 7 - STOCK OPTION PLAN

The Company has a Stock Option Plan (the "Plan"), under which certain directors, officers, employees and entities who provide services to the Company and Subsidiaries are participants. In October 1999, the Company granted to seventy-four (74) officers and employees 7,400 shares of the Company's common stock, which vested upon issuance. Officers and employees are restricted from selling the shares granted for a period of one year. In addition, 7,400 options to purchase shares of common stock of the Company were issued on the same date to those same officers and employees, at an exercise price of $6.00 with a vesting period of one year, after which, the officers and employees are restricted from selling such shares of common stock for one additional year. Market price per share on the date of the grant and issuance of the stock options was $11.20,

The Company applied Accounting Principal Board ("APB") Opinion No. 25 in accounting for its stock options, and accordingly, compensation costs for the shares and stock options have been expensed during the three months ended December 31, 1999.

NOTE 8 - SEGMENT INFORMATION (IN MILLIONS):

                                       For the three months ended
                          ------------------------------------------------------
                              December 31, 1999            December 31, 1998
                          ------------------------     ------------------------
                                       Income from                  Income from
Business Segments         Net Sales    Operations      Net Sales    Operations
-----------------         ---------    -----------     ---------    -----------

  Broiler                   $20.08       $ 2.43         $18.60        $ 3.13
  Animal Feed                 5.39         0.10           5.88          0.44
  By Products                 2.95         0.92           2.45          0.53
  Restaurants                 2.77         0.82           2.85          0.72
  Exports                     1.22        (0.01)          0.99          0.08
  Other                       0.71         0.15           0.88          0.07
  Corporate                      -        (0.37)             -         (0.09)
                          --------       ------         ------        ------
  Total                   $  33.12       $ 4.04         $31.65        $ 4.88
                          ========       ======         ======        ======

The Company operates in the production and marketing of poultry products, animal feed and quick service chicken restaurants. The Company's subsidiaries distribute these products primarily through out Costa Rica and in El Salvador and Honduras, through subsidiaries whose activities are included in the "Exports" segment. The Company also makes some exports to other countries in Central America and the Caribbean. The basis for determining the Company's operating segments is the manner in which Management uses financial information in its

                        RICA FOODS, INC AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


operations.   Management  operates  and  organizes  the  financial   information
according to the types of products offered to its customers.

NOTE 9 - COMMON STOCK DIVIDENDS

On December 23, 1999, the Board of Directors of Pipasa declared a dividend of 637,000 series "TCA" shares of preferred stock of Pipasa valued at $2,143,626 to common stockholders of record as of September 30, 1999. Pipasa distributed 379,397 shares to the Company and 257,602 to Inversiones La Ribera, S.A. in accordance with common stock ownership as of September 30, 1999. The dividends distributed correspond to earnings pertaining to fiscal period 1999.

Immediately after the issuance of the preferred shares, Pipasa repurchased these shares for an equivalent amount, using the proceeds to cancel outstanding debts. Accordingly, Pipasa paid off outstanding debts from Inversiones La Ribera, S.A. and the Company for a total of $1,276,743 and $866,882, respectively.

On December 23, 1999, the Board of Directors of As de Oros declared a dividend of 590,000 series "TCA" shares of preferred stock of As de Oros valued at $1,983,327 to common stockholders of record as of September 30, 1999. As de Oros distributed 332,642 shares to the Company and 257,358 shares to Commercial Angui, S.A. in accordance with common stock ownership as of September 30, 1999. The dividends distributed correspond to earnings pertaining to fiscal period 1999.

Immediately after the issuance of the preferred shares, As de Oros repurchased part of these shares for an equivalent amount, using the proceeds to cancel outstanding debts. As de Oros paid off outstanding debts from Inversiones La Ribera, S.A. and the Company for a total of $537,896 and $343,377, respectively.

                        RICA FOODS, INC AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


NOTE 10 - LITIGATION

Pipasa is a defendant in a lawsuit brought in Costa Rica in which, as a result of this lawsuit, the plaintiff seeks $3.6 million, Pipasa was served with prejudgment liens for $1.5 million. These liens were placed on some of Pipasa's cash accounts which were substituted for land owned by Pipasa with the approval of a Costa Rican court. Such approval was subsequently appealed by the plaintiff, however, the Superior Court ratified such substitution of collateral on November 11, 1999. As a result, the prejudgment liens on cash accounts have been released and Pipasa has received all of the funds originally attached. The same Plaintiff, relying on the same cause(s) of action, has sued Pipasa in the United States of America in the State of California and the State of Florida, respectively. Pipasa has moved to dismiss the lawsuit in the State of Florida by filing a motion for lack of personal jurisdiction in the State of Florida. Subsequently, the California lawsuit has been suspended until the Florida court rules on such motion. A hearing on these proceedings has been scheduled for May 1, 2000 in the State of Florida. While Pipasa still has time to answer the complaints, the basis of the claim or the relief sought cannot be ascertained. Pipasa believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

No other legal proceedings of a material nature exist to which the Company or the Subsidiaries are a party, or were pending during the three months ended December 31, 1999. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's operations are largely conducted through its 100% owned subsidiaries, Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros"). The Company, though its subsidiaries, represents the largest poultry company in Costa Rica with a market share of approximately 70% of the chicken meat market. The Company's subsidiaries' primary business is derived from the production and sale of broiler chickens, processed chicken by-products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals. Pipasa, founded in 1969, is the largest poultry Company in Costa Rica with a market share of approximately 50% of the chicken meat market in Costa Rica. As de Oros, founded in 1954, is Costa Rica's second largest poultry producer with a market share of approximately 20% of the country's chicken meat market and is one of the leaders in the Costa Rican animal feed market with a 27% market share. The Company's subsidiaries own 58 urban and rural outlets throughout Costa Rica, three modern processing plants and three animal feed plants. Due to similar business activities, the combined operations of the subsidiaries permit the Company to achieve operational efficiencies. As de Oros also owns and operates a chain of 36 quick service restaurants in Costa Rica called "Restaurantes As de Oros."

On November 22, 1999 and December 7, 1999, the Company acquired the remaining 43.62% and 40.44% minority interest of As de Oros and Pipasa, respectively, in exchange for the issuance of 1,670,921 and 3,683,595 restricted shares of common stock of the Company. The Company designated November 30, 1999 as the date of acquisition for accounting purposes and as such, has consolidated 100% of earnings for the month of December. The acquisition of Pipasa was accounted for at the value of the minority interest as of the acquisition date, on the basis that the owner of the minority interest of Pipasa is a major shareholder of the Company. The acquisition of As de Oros was accounted for under the purchase method of accounting.

Although Management believes that the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10K for the fiscal year ended September 30, 1999.

Seasonality

The Company's subsidiaries have historically experienced and have come to expect seasonal fluctuations in net sales and results of operations. The Company's subsidiaries have generally experienced higher sales and operating results in the first and second quarters of the fiscal period. This variation is primarily the result of holiday celebrations during this time of year, in which Costa Ricans prepare traditional meals, which include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

Year 2000 Update

As described in the Annual Report on Form 10-K for the year ended September 30, 1999, the Company had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000 related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories as of December 31, 1999. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impact due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers. Costs incurred to achieve Year 2000 readiness, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, were charged to expense as incurred. The Company has not experienced any material change in total costs related to Year 2000 remediation efforts since entering the year 2000.

Environmental Compliance

At the present time, the Company is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, the Company could become subject to material costs to comply with new environmental laws or environmental regulations in jurisdiction in which it might conduct business. At the present time, the Company cannot assess the potential impact of any such potential environmental regulations.

During the three months ended December 31, 1999, the Company has invested approximately $160,000 to remodel and expand its recycling and waste treatment facilities.

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
              COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

The Company's operations resulted in $0.24 diluted earnings per share for the three months ended December 31, 1999, compared to $0.20 during the comparative period for 1998.

The following table sets forth, for the period indicated, certain selected income statement data expressed as a percentage of net sales:

                                                 Three months ended December 31,
                                                 -------------------------------
                                                       1999             1998
                                                       ----             ----
Net sales                                             100.00%          100.00%
Cost of sales                                          63.79%           63.21%
Gross profit                                           36.21%           36.79%
Total operating expenses                               24.01%           21.37%
Operating income                                       12.20%           15.42%
Other expenses, net                                     2.82%            3.42%
Income before income taxes and minority interest        9.41%           11.33%
Income taxes                                            1.19%            1.07%
Income before minority interest                         8.23%           10.26%
Minority interest                                       1.53%            5.13%
Net income                                              6.69%            5.13%
Preferred stock dividends                               0.18%            0.39%
Net income applicable to common stock holders           6.51%            4.74%

Net sales generated by the Company's operations for the three months ended December 31, 1999 and 1998 were $33.12 million and $ 31.65 million, respectively, an increase of $1.47 million or 4.64%. Cost of sales for the three months ended December 31, 1999 were $21.13 million, compared to $20.01 million for the comparative period of 1998. Gross profit margin was 36.21% and 36.77% for the three months ended December 31, 1999 and 1998, respectively, a decrease of 0.56%.

The following table shows sales amounts and distribution by business segment in millions, for the three months ended December 31:



                              1999                   1998            Increase (decrease)
                              ----                   ----            ------------------
                                  Sales                   Sales
   Segment           Amount   Distribution   Amount   Distribution   Amount        %
   -------           ------   ------------   ------   ------------   ------       ---
Broiler chicken      $20.08      60.63%      $18.60      58.77%      $ 1.48       7.96%
Animal feed            5.39      16.27%        5.88      18.58%       (0.49)     (8.33)%
By products            2.95       8.91%        2.45       7.74%        0.50      20.40%
Restaurants            2.77       8.36%        2.85       9.00%       (0.08)     (2.81)%
Exports                1.22       3.68%        0.99       3.13%        0.23      23.23%
Others                 0.71       2.15%        0.88       2.78%       (0.17)    (19.32)%
                    -------     ------       ------     ------        -----      -----
TOTAL               $ 33.12     100.00%      $31.65     100.00%        1.47       4.64%
                    =======     ======       ======     ======        =====      =====



Broiler chicken: Sales of broiler chicken were $20.08 million and $18.60 million for the three months ended December 31, 1999 and 1998, respectively. The increase of 7.96% is primarily due to a 10.97% increase in tonnage and an increase in sales to clients with large volumes of purchases. This increase was offset by a variation in the sales mix, with increased in sales of lower priced products. Cost of sales for Broiler chicken were $13.03 million and $11.55 for the three months ended December 31, 1999 and 1998, respectively, increasing

$1.48 million or 12.81%. Gross profit margin for this segment decreases from 37.90% to 35.10%, which is mainly due to increases in the cost of raw material and variations in the sales mix.

Animal Feed: Sales for commercial animal feed were $5.39 million and $5.88 million for the three months ended December 31, 1999 and 1998 respectively, decreasing by $490,000 or 8.33%. For the period under analysis, tonnage increased by 2.03% mainly in pet food products due to an aggressive marketing strategy. During fiscal 1999, the Company lowered its sales prices, as a strategy to maintain its market share, and has continued this strategy for this quarter, by maintaining its sales prices. The Company plans to open new distributing outlets, promote some of its products and improve technical assistance to its clients, as a marketing strategy to increase sales. Cost of sales for animal feed for the three months ended December 31, 1999, were $3.94 million, compared to $4.20 million for the comparable period of 1998, for a decrease of $260,000 or a 6.19%. Gross profit margin decreased from 28.53% in the three months ended December 31, 1998, to 26.90% in the comparable period of 1999. This variation is mainly due to the lower sales prices, and an increase in raw material cost, which is an important element in the cost of the product.

By-products: Total sales for this segment were of $2.95 million and $2.45 million for the three months ended December 31, 1999 and 1998, respectively. The 20.41% increase is mainly due to a 2.06% volume increase offset by an increase in sales prices. In addition, during the comparable period in 1998, the Company lowered its sales prices on certain key products to certain large volume clients, in order to maintain sales volume and market share, which resulted in lower sales for that period. Cost of sales for this segment were $1.35 million and $1.41 million for the three months ended December 31, 1999 and 1998, respectively. Gross profit margin increased from 42.45% to 54.24%, which is mainly due to higher sales prices.

Restaurants: The restaurant segment had sales of $2.77 million and $2.85 million during the three months ended December 31, 1999 and 1998 respectively, for a decrease of 2.81%. The decrease in sales is a result of strong market competition in this segment. During the period under analysis, the Company has opened a new restaurant and has invested in new cooking equipment, which has improved the flavor of the product and has reduced food preparation costs. The Company has continued its marketing strategy by remodeling some of its restaurants. Cost of sales for the restaurant segment for the period under analysis amounted to $1.35 million compared to $1.53 during the comparable period in 1998. This decrease is mainly due to lower costs and higher efficiencies in the administration of the costs of the products sold. Gross profit margin has increased from 46.32% to 51.90%, which is mainly the result of lower costs.

Exports: The Company's exports were $1.22 million and $990,000 for the three months ended December 31, 1999 and 1998, respectively. The increase was primarily due to an increase of 39.56% in tonnage, higher sales of pet food products and a new subsidiary opened in Honduras during the period under analysis. This increase in sales was offset by variations in sales mix to lower priced products. Cost of sales for this segment were $960,000 and $700,000 for the three months ended December 31, 1999 and 1998, respectively. Gross profit margin decreased from 29.29% to 21.31%, mainly as a result of variations in sales mix.

Other: Sales of other were $710,000 and $880,000 for the three months December 31, 1999 and 1998, respectively, decreasing by 19.32%. Sales for the three months under analysis increases due to the inclusion of sales of recycling material, which the Company has begun to market during this quarter. This is offset by a non-recurrent sale of fertile eggs carried out during the comparable period in 1998. Sale of other items includes commercial eggs, raw materials and baby chicks and these sales comprise in 2.15% and 2.78% of total sales for the three months ended December 31, 1999 and 1998, respectively. Cost of sales for others were $490,000 and $620,000 for the three months ended December 31, 1999 and 1998, respectively, decreasing 20.97%. Gross profit margin was 30.99% and 29.54%, which is mainly the result in variations in the sales mix to more profitable products.

OPERATING EXPENSES

Operating expenses increased from $6.76 million to $7.95 million, an increase of $1.19 or 17.54% during the three months ended December 31, 1999 as compared with the three months ended December 31, 1998. The increase is primarily due to higher payroll expenses, vehicle fleet leasing costs and the expenses associated with a new subsidiary in Honduras, which commenced operations during January, 1999. As a percentage of sales, operating expenses were 24.01% and 21.37% of sales for the three months ended December 31, 1999 and 1998, respectively.

OTHER EXPENSES

Non-operating expenses decreased from $1.30 million during the three months ended December 31, 1998 to $920,000 for the comparable period in 1999, a decrease of $38,000 or 29.23%. This decrease is mainly due to lower interest and exchange difference expenses. As a percentage of net sales, non-operating expenses were 2.78% and 4.09% for the three months ended December 31, 1999 and 1998, respectively.

PROVISION FOR INCOME TAXES

Provision for income taxes were approximately $390,000 and $340,000 for the three months ended December 31, 1999 and 1998, respectively. As a percentage of sales, estimated income taxes were 1.19% and 1.07% for the three months ended December 31, 1999 and 1998, respectively.

FINANCIAL CONDITION

Operating activities:

As of December 31, 1999, the Company had $5.19 million in cash and cash equivalents. Working capital was $4.66 million as compared to $6.24 million at the end of fiscal year 1999, for a $1.58 million decrease. This decrease is primarily due to an increase short-term liabilities. The current ratios were
1.16 and 1.25 as of December 31, 1999 and September 30, 1999, respectively.

Cash provided by operating activities was $1.31 million and $4.88 million during the three months ended December 31, 1999 and 1998, respectively. Cash flows from operations decreased for the period under analysis in relation to its comparable period in 1998 primarily due to an increase in account receivables due to higher sales and inventory levels, due to seasonal variations.

Investing Activities:

Funds used for investing activities during the three months ended December 31, 1999 was $3.43 million compared to $400,000 during the same period of 1998. Investing cash flows reflect capital expenditures, which are primarily related to purchases and improvements in production equipment and facilities. The Company is investing in the expansion of the further processing plant to increase production, and an animal feed plant to increase production for internal consumption. In addition, the Company is remodeling the waste and recycling facilities and also installing a communication network between different locations of the Company's facilities. The Company anticipates that it will spend approximately $10 million for capital expenditures during the rest of fiscal year 2000 and expects to finance such expenditures mostly with long-term financing.

Financing Activities:

As of December 31, 1999, the Company had line of credit agreements with banks for a maximum aggregate amount of $24 million, of which $10.6 million have already been used. Agreements may be renewed annually and bear interest at annual rates ranging from 8.00% to 10.50%. Property and other collateral secure those agreements.

During the three months ended December 31, 1999, net cash provided by financing activities was $3.46 million compared to $2.07 million required during the same period of 1998. Net cash provided by financing activities primarily consists of increases in short-term borrowings, which were mainly utilized to finance the purchases of raw materials, due to a seasonal increase in production levels.

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

This management discussion and analysis of the financial condition and results of operations of the Company may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitations) statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, should and variations of those words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its Management are based on estimates, projections, beliefs and assumptions of Management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or review any forward-looking statements based on occurrence of future events, the receipt of new information or otherwise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk:

The Company makes U.S. dollar payments for its bank facilities and imported raw materials such as corn, soybean meal and reproduction birds. Given its U.S. dollar exposure, the Company actively manages its exchange rate risk. It uses a financial model to determine the best strategy to mitigate against the devaluation of the currency of Costa Rica, the colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. During the three months ended December 31, 1999, the Company increased its sales prices an average of 5.72%. The National devaluation rate in Costa Rica for that same period was 1.95%. The Company plans to make additional sales price increase during the rest of fiscal year 2000.

Commodity Risk Management:

The Company imports all of its corn and soybean meal, the primary ingredients in chicken feed, from the United States of America. The Company has been actively hedging its exposure to corn since 1991 and its strategy is to hedge against price increases in corn and soybean meal. The Company is not involved in speculative trading. The average prices paid by the Company for corn and soybean meal were approximately 4.89% above and 0.43% below its budgeted prices, respectively, for the three months ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

Pipasa is a defendant in a lawsuit brought in Costa Rica in which, as a result of this lawsuit, the plaintiff seeks $3.6 million, Pipasa was served with prejudgment liens for $1.5 million. These liens were placed on some of Pipasa's cash accounts which were substituted for land owned by Pipasa with the approval of a Costa Rican court. Such approval was subsequently appealed by the plaintiff, however, the Superior Court ratified such substitution of collateral on November 11, 1999. As a result, the prejudgment liens on cash accounts have been released and Pipasa has received all of the funds originally attached. The same Plaintiff, relying on the same cause(s) of action, has sued Pipasa in the United States of America in the State of California and the State of Florida, respectively. Pipasa has moved to dismiss the lawsuit in the State of Florida by filing a motion for lack of personal jurisdiction in the State of Florida. Subsequently, the California lawsuit has been suspended until the Florida court rules on such motion. A hearing on these proceedings has been scheduled for May 1, 2000 in the State of Florida. While Pipasa still has time to answer the complaints, the basis of the claim or the relief sought cannot be ascertained. Pipasa believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

No other legal proceedings of a material nature exist to which the Company or the Subsidiaries are a party, or were pending during the three months ended December 31, 1999. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

On November 22, 1999, The Company concluded the acquisition for the purchase of the remaining interest of As de Oros from Comercial Angui, S.A. (the "Final As de Oros acquisition"). Pursuant to the Final As de Oros acquisition, the Company issued a total of 1,670,921 shares of parent company stock, for the remaining 43.62% of common stock ownership in As de Oros.

On December 7, 1999, The Company concluded the acquisition for the purchase of the remaining interest of Pipasa from Inversiones La Ribera, S.A. (the "Final Pipasa acquisition"). Pursuant to the Final Pipasa acquisition, the Company issued 3,683,595 shares of parent company stock, for the remaining 40.44% of common stock ownership in Pipasa.

As of such dates, As de Oros and Pipasa are wholly owned subsidiaries of the Company.

The Company filed timely reports of Form 8K and 8K/A for both acquisitions.

ITEM 6.  EXHIBITS AND REPORTS:

         (a)  Exhibits:  The following exhibits are filed with this report:

              Exhibit No.                              Description
              -----------                              -----------

             27                                       Financial Data Schedule

          (b) Current Report on Form 8-K: Two current Reports on form 8-K were filed on February 2, 2000 and February 10, 2000, respectively, and are hereby incorporated by reference.

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

                                              RICA FOODS, INC. AND SUBSIDIARIES



Dated:  February 22, 2000                     /s/ Calixto Chaves
                                              ---------------------------------
                                              Calixto Chaves
                                              Chief Executive Officer



Dated:  February 22, 2000                    /s/ Randall Piedra
                                             ----------------------------------
                                             Randall Piedra
                                              Chief Financial Officer