Form 10-Q
period 2000-03-31
RICA FOODS INC
filed 2000-05-15
CIK 789881

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000 or

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


               95 Merrick Way, Suite 507, Coral Gables, Fl, 33134
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

The number of shares outstanding of Company's common stock, par value $0.001 per share, as of May 15, 2000 was 12,847,921 shares.

                        RICA FOODS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                      Page


                         PART I - FINANCIAL INFORMATION

ITEM 1.          Financial Statements
                 Consolidated Condensed Balance Sheets
                   as of March 31, 2000 (Unaudited) and
                   September 30, 1999................................    3
                 Consolidated Condensed Statements of Income
                   for the three and six months ended March 31,
                   2000 and 1999 (Unaudited).........................    4
                 Consolidated Condensed Statements of Cash Flows
                   for the  six months ended March 31, 2000
                   and 1999 (Unaudited)..............................    5
                 Notes to Consolidated Condensed Financial Statements
                   (Unaudited).......................................    7
ITEM 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............   14
ITEM 3.          Quantitative and Qualitative Disclosures
                   about Market Risk.................................   23



                           PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings...................................   24
ITEM 2.          Changes in Securities and Use of Proceeds...........   25
ITEM 6.          Exhibits and Reports................................   25

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets



                                                                                March 31,             September 30,
                                                                                ---------             -------------
                                                                                  2000                    1999
                                                                                  ----                    ----
                                                                               (Unaudited)

                              Assets
                              ------
Current assets:
   Cash and cash equivalents                                                   $  2,791,481            $  3,913,168
   Short-term investments                                                            34,451                  32,747
   Notes and accounts receivable, net                                            10,230,720               9,603,282
   Due from related parties                                                       2,937,077               2,954,579
   Inventories, net                                                              14,105,587              13,896,517
   Prepaid expenses                                                                 819,765                 366,221
                                                                               ------------            ------------
       Total current assets                                                      30,919,081              30,766,514
                                                                               ------------            ------------

Property, plant and equipment, net                                               42,336,704              31,923,486
Long-term notes receivable-trade                                                    198,833                 114,346
Long-term investment                                                              4,082,118               4,260,663
Other assets                                                                      2,005,654               1,875,888
Cost in excess of net assets of acquired businesses                               4,237,688               1,382,226
                                                                               ------------            ------------
       Total assets                                                            $ 83,780,078            $ 70,323,123
                                                                               ============            ============

                Liabilities and Stockholders' Equity
                ------------------------------------
Current liabilities:
   Accounts payable                                                            $ 12,371,592            $ 12,084,992
   Accrued expenses                                                               3,144,450               3,604,397
   Notes payable                                                                 10,746,071               7,582,890
   Current installments of long-term debt                                         6,274,169               1,182,184
   Due to stockholders                                                               75,408                  75,108
                                                                               ------------            ------------
       Total current liabilities                                                 32,611,690              24,529,571
                                                                               ------------            ------------

Long-term debt, net of current portion                                           18,812,821              21,443,589
Due to stockholders                                                                  16,116                  16,715
Deferred income tax liability                                                     3,074,746               1,764,735
                                                                               ------------            ------------
       Total liabilities                                                         54,515,373              47,754,610
                                                                               ------------            ------------

Minority interest                                                                 1,330,862               9,468,206

Stockholders' equity:
       Common stock                                                                  12,849                   7,486
       Preferred stock                                                            2,216,072               2,216,072
       Additional paid-in capital                                                25,726,294              12,137,326
       Cumulative translation adjustment                                         (7,870,999)             (6,828,500)
       Retained earnings                                                          9,188,120               6,481,305
                                                                               ------------            ------------
                                                                                 29,272,336              14,013,689
                                                                               ------------            ------------
       Less:
       Due from stockholders                                                     (1,070,099)               (644,988)
       Treasury stock, at cost                                                     (268,394)               (268,394)
                                                                               ------------            ------------
         Total stockholders' equity                                               27,933,843              13,100,307
                                                                               ------------            ------------
         Total liabilities and stockholders' equity
                                                                               $ 83,780,078            $ 70,323,123
                                                                               ============            ============

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                                    Unaudited
                                    ---------


                                                    Three months ended                       Six months ended
                                                    ------------------                       ----------------
                                                        March, 31,                              March, 31,
                                                        ----------                              ----------
                                                  2000                1999               2000                1999
                                                  ----                ----               ----                ----

Net sales                                     $ 30,309,985        $ 29,908,477       $ 63,426,497         $ 61,560,272
Cost of sales                                   20,427,549          19,363,821         41,554,015           39,370,643
                                              ------------        ------------       ------------         ------------
     Gross profit                                9,882,436          10,544,656         21,872,482           22,189,629
                                              ------------        ------------       ------------         ------------

Operating expenses
     Selling                                     4,678,825           4,149,397          9,295,025            8,215,152
     General and administrative                  3,412,417           2,877,716          6,592,003            5,486,158
     Amortization of cost in excess
        of net assets of acquired
        business
                                                   266,147             106,185            421,533              196,667
                                              ------------        ------------       ------------         ------------
     Total operating expenses                    8,357,389           7,133,298         16,308,561           13,897,977

Income from operations                           1,525,047           3,411,358          5,563,921            8,291,652
Other expenses (Income)
    Interest expense                               963,674             677,023          1,897,339            1,757,942
    Interest income                               (168,038)           (189,122)          (346,499)            (370,492)
    Exchange losses                                322,516             432,017            695,075              966,542
    Miscellaneous, net                            (195,065)             21,017           (401,282)            (117,856)
                                              ------------        ------------       ------------         ------------
  Other expenses, net                              923,087             940,935          1,844,633            2,236,136
                                              ------------        ------------       ------------         ------------
Income before income taxes and
    minority interest                              601,960           2,470,423          3,719,288            6,055,516
Income taxes                                        12,771             463,285            406,168              801,573
                                              ------------        ------------       ------------         ------------
Income before minority interest                    589,189           2,007,138          3,313,120            5,253,943
Minority interest                                   22,066             987,182            529,433            2,706,324
                                              ------------        ------------       ------------         ------------
Net income                                         567,123           1,019,956          2,783,687            2,547,619
Preferred stock dividend                            34,719              40,192             94,744              121,467
                                              ------------        ------------       ------------         ------------
Net income applicable to common
    stockholders                              $    532,404        $    979,764       $  2,688,943         $  2,426,152
                                              ============        ============       ============         ============
Earnings per share:
    Basic                                     $       0.04        $       0.13       $       0.25         $       0.33
                                              ============        ============       ============         ============
    Diluted                                   $       0.04        $       0.13       $       0.25         $       0.32
                                              ============        ============       ============         ============
Weighted average number of shares
    outstanding:
    Basic                                       12,800,297           7,419,138         10,966,660            7,418,978
                                                ==========          ==========         ==========           ==========
    Diluted                                     12,804,993           7,582,660         10,970,738            7,536,242
                                                ==========          ==========         ==========           ==========

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                        RICA FOODS, INC. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                For the six months ended March 31, 2000 and 1999
                                    Unaudited
                                    ---------


                                                                                   2000               1999
                                                                                   ----               ----
Cash flows from operating activities:
     Net income                                                                 $ 2,783,687        $ 2,547,619
                                                                                -----------        -----------
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                            1,705,689          1,660,392
         Production poultry                                                       1,087,390          1,048,124
         Amortization of cost in excess of net assets
             of acquired businesses                                                 421,533            196,667
         Stock options and grants issued to employees                               125,336                  -
         Allowance for inventory obsolescence                                        13,419             14,730
         Amortization of software costs                                              98,201             71,399
         Allowance for doubtful accounts                                            188,073            398,243
         Gain on sale of productive assets                                          (33,054)           (33,719)
         Deferred income tax benefit                                               (126,064)          (104,836)
         Minority interest                                                          529,433          2,706,324

     Changes in operating assets and liabilities:
            Notes and accounts receivable                                          (852,605)          (463,562)
            Due from related parties                                             (1,457,149)          (931,505)
            Inventories                                                          (1,275,132)          (601,206)
            Prepaid expenses                                                       (453,544)          (597,094)
            Accounts payable                                                        355,649          3,803,638
            Accrued expenses                                                       (459,946)          (191,529)
            Long-term notes receivable, trade                                        15,750           (105,848)
                                                                                -----------        -----------
              Cash provided by operating activities                               2,666,666          9,417,837
                                                                                -----------        -----------

Cash flows from investing activities:
     Short-term investments                                                          (1,704)            63,938
     Investment in subsidiaries                                                     (23,198)                 -
     Additions to property, plant and equipment                                  (8,989,941)        (3,408,318)
     Proceeds from sale of productive assets                                        223,639            121,741
     Increase in other assets                                                       195,843            133,763
                                                                                -----------        -----------
              Cash used in investing activities                                  (8,595,361)        (3,088,876)
                                                                                -----------        -----------

Cash flows from financing activities:
     Increase (decrease) in notes payable                                         3,156,411         (2,417,968)
     Preferred stock cash dividends                                                (139,949)          (173,250)
     Long-term financing:
         New loans                                                                2,928,433            328,843
         Payments                                                                  (458,222)        (1,988,784)
     Due to related party                                                          (389,439)          (103,611)
                                                                                -----------        -----------
              Cash provided by (used in) financing activities                     5,097,234         (4,354,770)
                                                                                -----------        -----------

                                                                        (Continued on next page)

                        RICA FOODS, INC. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                For the six months ended March 31, 2000 and 1999
                                    Unaudited
                                    ---------
                                   (Continued)

                                                                                   2000               1999
                                                                                   ----               ----
Effect of exchange rate changes on cash and
     cash equivalents                                                              (290,226)           323,508
                                                                                -----------        -----------

     Increase (decrease) in cash and cash equivalents                            (1,121,687)         2,297,699
     Cash and cash equivalents at beginning of period
                                                                                  3,913,168          3,973,017
                                                                                -----------        -----------
     Cash and cash equivalents at end of period                                 $ 2,791,481        $ 6,270,716
                                                                                ===========        ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                               $ 2,121,259        $ 1,555,584
                                                                                ===========        ===========
         Income taxes                                                             $ 224,921           $ 95,972
                                                                                ===========        ===========

    Supplemental schedule of non-cash financing
      activities:
         Acquisition of treasury stock through
             financial agreement                                                $         -        $   826,100
                                                                                ===========        ===========
         Pipasa's preferred stock repurchased in
             exchange for outstanding receivables                               $ 2,143,626        $         -
                                                                                ===========        ===========
         As de Oros' preferred stock repurchased in
             exchange for outstanding receivables                               $ 1,983,327        $         -
                                                                                ===========        ===========

         Common stock dividends paid as preferred shares:
          From Pipasa                                                           $ 2,143,626        $   826,100
                                                                                ===========        ===========
          From As de Oros                                                       $ 1,983,327        $         -
                                                                                ===========        ===========


   The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE 1 - GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its 100% owned subsidiaries:
Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros") (collectively the "Company") that appear in this Form 10-Q report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles in the United States of America ("United States" or "U.S."). The accompanying interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended September 30, 1999, which are included in the Annual Report on Form 10-K. Management has included in the Company's financial statements amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances. In the opinion of Management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2000. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

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

                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)


NOTE 3 - ACQUISITIONS

On November 22, 1999 and December 7, 1999, the Company acquired the remaining 43.62% and 40.44% minority interest of As de Oros and Pipasa, respectively, in exchange for the issuance of 1,670,921 and 3,683,595 restricted shares of common stock of the Company. The Company designated November 30, 1999 as the date of acquisition for accounting purposes and as such, has consolidated 100% of earnings for the month ended December 31, 1999 and the three months ended March 31, 2000. The acquisition of Pipasa was accounted for at the value of the minority interest as of the acquisition date, on the basis that the owner of the minority interest of Pipasa is a major shareholder of the Company. The acquisition of As de Oros was accounted for under the purchase method of accounting. The excess of the purchase price of the minority interest of As de Oros over the fair market value of net assets acquired was approximately $3.3 million which is being amortized over 5 years. The Financial statements include results of operations for Pipasa and As de Oros for the three and six months ended March 31, 2000.

During October 1999, Pipasa merged with "Karpatos, S.A.," ("Karpatos"), a Costa Rican corporation, which is in the business of converting waste material from the slaughtering poultry plants into fertilizers. The transaction was accounted for under the purchase method of accounting. The Company recorded all assets with a fair market value with approximately $700,000 and assumed liabilities for an equivalent amount. The Company did not issue any shares of Company stock or cash for this transaction. The acquisition of Karpatos is not material to these financial statements.

During April 2000, the Company announced its intent to acquire 75% of total outstanding stock of a Nicaraguan poultry and animal feed concentrate company, "INDAVINSA, S.A.". The Company will be carrying out a due diligence process expected to be concluded by next quarter, after which, the terms and conditions of the acquisition will be determined. In addition, the Company has also communicated its interest in entering the Brazilian poultry market by means of an acquisition or a joint partnership. The Company will continue in the future to seek new opportunities to acquire other companies in other countries as a growth strategy.

                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)


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

Inventories consist of the following:

                                       March 31,               September 30,
                                       ---------               -------------
                                         2000                      1999
                                         ----                      ----

Finished products                   $  3,268,398              $  3,029,269
Poultry                                3,418,468                 3,035,678
Production poultry                     3,154,177                 3,329,784
Materials and supplies                 1,943,023                 2,165,074
Raw materials                          2,410,885                 1,757,125
In transit                               927,275                 1,469,056
                                    ------------              ------------
                                      15,122,226                14,785,986
                                    ------------              ------------
Production poultry                      (952,726)                 (836,849)
Allowance for obsolescence               (63,913)                  (52,620)
                                    ------------              ------------
Inventories, net                    $ 14,105,587              $ 13,896,517
                                    ============              ============

NOTE 5 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:


                                     Three months ended                Six months ended
                                     ------------------                ----------------
                                          March 31,                        March 31,
                                          ---------                        ---------
                                     2000           1999             2000             1999
                                     ----           ----             ----             ----

Net income                       $  567,123     $ 1,019,956      $ 2,783,687      $ 2,547,619
Foreign currency
  translation adjustment           (289,947)       (391,571)      (1,042,499)        (621,946)
                                 ----------     -----------      -----------      -----------
Total comprehensive income       $  277,176     $   628,385      $ 1,741,188      $ 1,925,673
                                 ==========     ===========      ===========      ===========


                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)


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

Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:


                                         Three months ended                   Six months ended
                                         ------------------                   ----------------
                                              March 31,                           March 31,
                                              ---------                           ---------
                                         2000             1999              2000             1999
                                         ----             ----              ----             ----

 Numerator:
     Net income applicable to
       common stockholders            $   532,404      $   979,764       $ 2,688,943      $ 2,426,152
                                      ===========      ===========       ===========      ===========
 Denominator:
     Denominator for basic
       income per share                12,800,297        7,419,138        10,966,660        7,418,978
     Effect of dilutive
       securities:
     Options to purchase common
       stock                                4,696          163,522             4,078          117,264
                                      -----------      -----------       -----------      -----------
    Denominator for diluted
       earnings per share              12,804,993        7,582,660        10,970,738        7,536,242
                                      ===========      ===========       ===========      ===========

 Earnings per share from
   continuing operations:
     Basic                            $      0.04      $      0.13       $      0.25      $      0.33
                                      ===========      ===========       ===========      ===========
     Diluted                          $      0.04      $      0.13       $      0.25      $      0.32
                                      ===========      ===========       ===========      ===========


The Company did not have any anti-dilutive securities outstanding as of March 31, 2000 and 1999.

                       RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)


NOTE 7 - STOCK OPTION PLAN

The Company has a Stock Option Plan (the "Plan"), under which certain directors, officers, employees and entities who provide services to the Company and Subsidiaries are participants. In October 1999, the Company granted to seventy-four (74) officers and employees 7,400 shares of the Company's common stock, which vested upon issuance. Officers and employees are restricted from selling the shares granted and exercised for a period of one year. In addition, 7,400 options to purchase shares of common stock of the Company were issued on the same date to those same officers and employees, at an exercise price of $6.00 with a vesting period of one year, after which, the officers and employees are restricted from selling such shares of common stock for one additional year. Market price per share on the date of the grant and issuance of the stock options was $11.20.

The Company applied Accounting Principles Board ("APB") Opinion No. 25 in accounting for its stock options, and accordingly, compensation costs for the shares and stock options have been expensed during the six months ended March 31, 2000.

                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)


NOTE 8 - SEGMENT INFORMATION:



                                  For the three months ended                               For the six months ended
                                  --------------------------                               ------------------------
                          March 31, 2000              March 31, 1999              March 31, 2000              March 31, 1999
                          --------------              --------------              --------------              --------------
     Business          Net       Income from       Net       Income from       Net       Income from       Net       Income from
     --------          ---       -----------       ---       -----------       ---       -----------       ---       -----------
     Segments         Sales      Operations       Sales      Operations       Sales      Operations       Sales      Operations
     --------         -----      ----------       -----      ----------       -----      ----------       -----      -----------

Broiler chicken      $ 18.25         $1.99      $ 18.50          $2.98      $ 38.33          $4.42      $ 37.42          $6.11

Animal feed             5.46         (0.16)        5.23           0.14        10.85          (0.06)       11.11           0.58

By products             3.01          0.73         2.20           0.61         5.96           1.65         4.78           1.13

Restaurants             0.93         (0.12)        0.33          (0.11)        2.15           0.70         1.52           0.61

Exports                 1.90         (0.23)        2.29           0.10         4.65          (0.24)        5.14           0.18

Other                   0.76         (0.03)        1.36           0.02         1.49           0.12         1.59           0.10

Corporate                  -         (0.65)           -          (0.33)           -          (1.02)           -          (0.42)
                     -------         -----      -------          -----      -------          -----      -------          -----
                     $ 30.31         $1.53      $ 29.91          $3.41      $ 63.43          $5.57      $ 61.56          $8.29
                     =======         =====      =======          =====      =======          =====      =======          =====


The Company operates in the production and marketing of poultry products, animal feed and quick service chicken restaurants. The Company's subsidiaries distribute these products primarily throughout Costa Rica and in El Salvador and Honduras, through subsidiaries whose activities are included in the "Exports" segment. The Company also exports to other countries in Central America and the Caribbean. The basis for determining the Company's operating segments is the manner in which Management uses financial information in its operations. Management operates and organizes the financial information according to the types of products offered to its customers.

NOTE 9 - COMMON STOCK DIVIDENDS

On December 23, 1999, the Board of Directors of Pipasa declared a dividend of 637,000 series "TCA" shares of preferred stock of Pipasa valued at $2,143,626 to common stockholders of record as of September 30, 1999. Pipasa distributed 379,398 shares to the Company and 257,602 to Inversiones La Ribera, S.A. in accordance with common stock ownership as of September 30, 1999. The dividends distributed correspond to earnings pertaining to the year ended September 30, 1999.

Immediately after the issuance of the preferred shares, Pipasa repurchased these shares for an equivalent amount with stockholders, using the proceeds to cancel outstanding debt. Accordingly, Pipasa paid off outstanding debts from Inversiones La Ribera, S.A. and the Company for a total of $1,276,743 and $866,882, respectively.

On December 23, 1999, the Board of Directors of As de Oros declared a dividend of 590,000 series "TCA" shares of preferred stock of As de Oros valued at $1,983,327 to common stockholders of record as

                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

of September 30, 1999. As de Oros distributed 332,642 shares to the Company and 257,358 shares to Comercial Angui, S.A. in accordance with common stock ownership as of September 30, 1999. The dividends distributed correspond to earnings pertaining to fiscal period 1999.

Immediately after the issuance of the preferred shares, As de Oros repurchased part of these shares for an equivalent amount with stockholders, using the proceeds to cancel outstanding debts. As de Oros cancelled outstanding debts from Inversiones La Ribera, S.A. and the Company for a total of $537,896 and $343,377, respectively.

NOTE 10 - LITIGATION

Pipasa is a defendant in a lawsuit brought in Costa Rica in which the plaintiff seeks $3.6 million and Pipasa was served with prejudgment liens for $1.5 million. These liens were placed on some of Pipasa's cash accounts, which were substituted for land owned by Pipasa with the approval of a Costa Rican court. Such approval was subsequently appealed by the plaintiff, however, the Superior Court ratified such substitution of collateral on November 11, 1999. As a result, the prejudgment liens on cash accounts, have been released and Pipasa has received the funds originally attached. The same Plaintiff, relying on the same cause(s) of action, has sued Pipasa in the United States of America in the State of California and the State of Florida, respectively. Pipasa has moved to dismiss the lawsuit in the State of Florida by filing a motion for lack of personal jurisdiction in the State of Florida. Subsequently, the California lawsuit has been suspended until the Florida court rules on such motion. The plaintiff has filed in the Florida case requests for the production of documents, for admissions and interrogatories, which have been scheduled for May 25, 2000. While Pipasa still has time to answer the complaints, the basis of the claim or the relief sought cannot be ascertained. Pipasa believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

No other legal proceedings of a material nature exist to which the Company or the Subsidiaries are a party, or were pending during the six months ended March 31, 2000. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)


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

On November 22, 1999 and December 7, 1999, the Company acquired the remaining 43.62% and 40.44% minority interest of As de Oros and Pipasa, respectively, in exchange for the issuance of 1,670,921 and 3,683,595 restricted shares of common stock of the Company. The Company designated November 30, 1999 as the date of acquisition for accounting purposes and as such, has consolidated 100% of earnings for the month ended December 31, 1999 and the three months ended March 31, 2000. The acquisition of Pipasa was accounted for at the value of the minority interest as of the acquisition date, on the basis that the owner of the minority interest of Pipasa is a major shareholder of the Company. The acquisition of As de Oros was accounted for under the purchase method of accounting.

Although Management believes that the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10K for the fiscal year ended September 30, 1999.


Acquisitions

During April 2000, the Company has announced its intent to acquire 75% of total outstanding stock of a Nicaraguan poultry and animal feed concentrate company, "INDAVINSA, S.A.". The Company will be carrying out a due diligence process expected to be concluded by next quarter, after which terms and conditions of the acquisition will be determined. In addition, the Company has also communicated its interest in entering the Brazilian poultry market by means of an acquisition or a joint partnership. The Company will continue in the future to seek new opportunities to acquire other companies in other countries as a growth strategy.

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

Year 2000 Update

As described in the Annual Report on Form 10-K for the year ended September 30, 1999, the Company had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000 related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories as of March 31, 2000. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impact due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers. Costs incurred to achieve Year 2000 readiness, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, were charged to expense as incurred. The Company has not experienced any material change in total costs related to Year 2000 remediation efforts since entering the year 2000.

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

During  the  six  months  ended  March  31,  2000,   the  Company  has  invested
approximately $1.35 million to remodel and expand its recycling and waste treatment facilities.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000
               COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.


The Company's operations resulted in $0.04 diluted earnings per share for the three months ended March 31, 2000, compared to $0.13 during the comparative period for fiscal year 1999.


Net sales generated by the Company's operations for the three months ended March 31, 2000 increased by 1.34%, compared to the three months ended March 31, 1999. Cost of sales for the three months ended March 31, 2000 increased by 5.53% compared to the three months ended March 31, 1999. Gross profit margin for the three months ended March 31, 2000 decreased by 7.52% compared to the three months ended March 31, 1999.

The following table presents sales amounts and distribution by business segment in millions, for the three months ended March 31:



                                  2000                              1999                       Increase (Decrease)
                                  ----                              ----                       -------------------
                                          Sales                             Sales
                                          -----                             -----
       Segments          Amount        Distribution         Amount       Distribution        Amount             %
       --------          ------        ------------         ------       ------------        ------             -

Broiler Chicken         $  18.25           60.21%         $  18.50           61.85%         $  (0.25)         (1.35)%
Animal feed                 5.46           18.02%             5.23           17.49%             0.23           4.40 %
By products                 3.01            9.92%             2.20            7.36%             0.81          36.82 %
Exports                     0.93            3.07%             0.33            1.10%             0.60         181.82 %
Restaurants                 1.90            6.27%             2.29            7.66%            (0.39)        (17.03)%
Others                      0.76            2.51%             1.36            4.55%            (0.60)        (44.12)%
                        --------          ------          --------          ------          --------          -----
                        $  30.31          100.00%         $  29.91          100.00%         $   0.40           1.34 %
                        ========          ======          ========          ======          ========          =====

Broiler chicken: Sales of broiler chicken decreased by 1.35% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The decrease is primarily due to a 1.43% increase in tonnage offset by a decrease in the consumption of chicken by the consumer whose income was affected by economic factors. There was also an increase in the cost of soybean meal, one of the main components of the raw material, resulting in a decrease in the gross profit margin by 6.85%

Animal Feed: Sales for commercial animal feed for the three months ended March 31, 2000 increased by 4.40% compared to the three months ended March 31, 1999. The increase is mainly due to a decrease in tonnage of 4.48%, offset by higher sales of pet food products due to an aggressive marketing strategy. During this quarter, consumers for commercial animal feed had low operating results due to climate factors, resulting in lower sales of this product. During fiscal 1999, the Company lowered its sales prices, as a strategy to maintain its market share, and has continued this strategy for this quarter, by maintaining its sales prices. The Company plans to open new distributing outlets, promote some of its products and introduce new brands as a marketing strategy to increase sales. Cost of sales for animal feed for the three months ended March 31, 2000, increased by 8.42%. Gross profit margin for the three months ended March 31, 2000 decreased by 12.99% compared to the three months ended March 31, 1999. This variation is mainly due to the lower sales prices, and an increase in the cost of soybean meal.

By-products: Total sales for this segment for the three months ended March 31, 2000 increased by 36.82% compared to the three months ended March 31, 1999. This increase is mainly due to a 26.83% increase in tonnage, in addition to sales to new clients. Cost of sales for this segment increased by 39.13% mainly due to higher costs of raw materials. Gross profit margin for the three months ended March 31, 1999 decreased by 3.47% compared to the three months ended March 31, 2000.

Restaurants: The restaurant segment decreased sales by 17.03% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The decrease in sales is a result of strong market competition in this segment. During the fiscal period under analysis, the Company has invested in remodeling some of its restaurants and has invested in new cooking equipment, which has improved the flavor of the product and has reduced food preparation costs. Cost of sales for the restaurant segment for the period under analysis increased by 39.13% compared to the three months ended March 31, 1999. Gross profit margin has decreased by 7.44%

Exports: The Company's exports for the three months ended March 31, 2000 increased by 181.82% compared to the three months ended March 31, 1999. This increase was primarily due to an increase of 148.26% in tonnage mainly in Pipasa's subsidiary in Honduras and higher sales of pet food products and Broiler chicken. Cost of sales for the three months ended March 31, 2000 increased by 230.43% compared to the three months ended March 31, 1999. Gross profit margin decreased by 32.97% mainly due to sales promotions of some products.

Other: Sales of other for the three months ended March 31, 2000 decreased by 42.96%. Sales for the three months under analysis increased due to the inclusion of sales of recycling material, which the Company has begun to market during this fiscal year. This is offset by a non-recurrent sale of fertile eggs carried out during the comparable period in 1999. Sale of other items includes commercial eggs, raw materials and baby chicks and these sales comprise 2.54% and 4.52% of total sales for the three months ended March 31, 2000 and 1999, respectively. Cost of sales for others for the three months ended March 31, 2000 decreased by 42.06% compared to March 31, 1999. Gross profit margin for the three months ended March 31, 2000 decreased by 9.31% compared to the three months ended March 31, 1999, which is mainly the result in variations in the sales mix to less profitable products.

OPERATING EXPENSES

Operating expenses increased from $7.13 million to $8.36 million, an increase of $1.23 or 17.25% during the three months ended March 31, 2000 as compared with the three months ended March 31, 1999. The increase is primarily attributable to increases in payroll expenses to improve the executive organizational structure of the Company for further international expansion in addition to a general increase in employee's payroll in accordance with the Company's policy. There are also increases in vehicle fleet leasing costs and professional services, and an increase in the amortization of cost in excess of net assets of acquired business associated with the acquisition of the minority interest of As de Oros. As a percentage of sales, operating expenses were 27.57% and 23.85% of sales for the three months ended March 31, 2000 and 1999, respectively.

OTHER EXPENSES

Non-operating expenses decreased from $940,000 during the three months ended March 31, 1999 to $920,000 for the comparable period in 2000, a decrease of $20,000 or 2.13%. This decrease is mainly attributable to lower foreign exchange losses due to a decrease in liabilities in foreign currency. In addition, the Company recorded dividends received from investments made in other companies. As a percentage of net sales, non-operating expenses were 3.05% and 3.15% for the three months ended March 31, 2000 and 1999, respectively.

PROVISION FOR INCOME TAXES

Provision for income taxes were approximately $13,000 and $460,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease is mainly due to lower taxable income for the period under analysis.

 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO THE
                        SIX MONTHS ENDED MARCH 31, 1999.



The Company's operations resulted in $0.25 diluted earnings per share for the six months ended March 31, 2000, compared to $0.32 during the comparative period for 1999.

Net sales generated by the Company's operations for the six months ended March 31, 2000 increased by 3.03%, compared to the six months ended March 31, 1999. Cost of sales for the three months ended March 31, 2000 increased by 5.54% compared to the six months ended March 31, 1999. Gross profit margin for the three months ended March 31, 2000 decreased by 4.36% compared to the three months ended March 31, 1999.

The following table shows sales amounts and distribution by business segment in millions, for the six months ended March 31:



                                  2000                              1999                       Increase (Decrease)
                                  ----                              ----                       -------------------
                                          Sales                             Sales
                                          -----                             -----
       Segments          Amount        Distribution         Amount       Distribution        Amount             %
       --------          ------        ------------         ------       ------------        ------             -

Broiler Chicken         $  38.33           60.43%         $  37.42           60.79%         $   0.91           2.43 %
Animal Feed                10.85           17.11%            11.11           18.05%            (0.26)         (2.34)%
By Products                 5.96            9.40%             4.78            7.76%             1.18          24.69 %
Exports                     2.15            3.39%             1.52            2.47%             0.63          41.45 %
Restaurants                 4.65            7.33%             5.14            8.35%            (0.49)         (9.53)%
Others                      1.49            2.35%             1.59            2.58%            (0.10)         (6.29)%
                        --------          ------          --------          ------          --------          -----
TOTAL                   $  63.43          100.00%         $  61.56          100.00%         $   1.87           3.04 %
                        ========          ======          ========          ======          ========          =====



Broiler chicken: Sales of broiler chicken for the six months ended March 31, 2000 increased by 2.43%. The increase of 2.43% is primarily due to a 6.20% increase in tonnage offset by variations in sales mix to lower priced products and sales promotions due to strong competition. Cost of sales for Broiler chicken for the six months ended March 31, 2000 increased by 6.12% compared to the six months ended March 31, 1999. Gross profit margin for this segment for the six months ended March 31, 2000 decreased by 6.36% compared to the six months ended March 31, 1999, mainly due to increases in costs of raw material and variations in sales mix to less profitable products.

Animal Feed: Sales for commercial animal feed for the six months ended March 31 decreased by 2.34%. The decrease is mainly due to a decrease in tonnage of 2.22% and lower prices of commercial animal food brands, offset by higher sales of pet food products. The cost of sales for the six months ended March 31, 2000 increased by 0.84% compared to the six months ended March 31, 1999. The gross profit margin for this segment for the six months ended March 31, 2000 decreased by 9.06% compared to the six months ended March 31, 1999, primarily due to lower sales prices and higher costs of raw material.

By-products: Total sales for this segment for the six months ended March 31, 2000 increased 24.69% compared to the six months ended March 31, 1999, mainly due to an 18.13% increase in tonnage, in additional to higher sales prices and sales to new clients. Cost of sales for this segment for the six months ended March 31, 2000 increased by 3.50% compared to the six months ended March 31, 1999. Gross profit margin for the six months ended March 31, 2000 increased 25.31% compared to the six months ended March 31, 1999, which is mainly due to higher sales prices.

Restaurants: The Restaurants segment for the six months ended March 31, 2000 decreased sales by 9.34% when compared to the six months ended March 31, 1999. The decrease in sales is a result of strong market competition in this segment. Cost of sales for the period under analysis decreased by 10.89% compared to the six months ended March 31, 1999. Gross profit margin for the six months ended March 31, 2000 increased by 1.72% compared to the six months ended March 31, 1999.

Exports: The Company's exports for the six months ended March 31, 2000 increased by 41.45% compared to the six months ended March 31, 1999. This sales increase was primarily due to an increase of 45.58% in tonnage mainly in Pipasa's subsidiary in Honduras and higher sales of pet food products and Broiler chicken. Cost of sales for the six months ended March 31, 2000 increased by 57.80% compared to the six months ended March 31, 1999. Gross profit margin for the six months ended March 31, 2000 decreased by 29.30% compared to the six months ended March 31, 2000, mainly as a result of variations in sales mix to less profitable products.

Other: Sales of other for the six months ended March 31, 2000 decreased by 6.29% compared to the six months ended March 31, 1999. Sales for the six months under analysis include sales of recycling material, which the Company has begun to market during this fiscal year. This is offset by a non-recurrent sale of fertile eggs carried out during the comparable period in 1999. Sale of other items includes commercial eggs, raw materials and baby chicks and these sales comprise 2.33% and 2.58% of total sales for the six months ended March 31, 2000 and 1999, respectively. Cost of sales for others for the six months ended March 31, 2000 increased by 23.60% compared to the six months ended March 31, 1999. Gross profit margin for the period under analysis decreased by 41.68% to the comparable period of fiscal 1999, which is mainly the result of variations in the sales mix to less profitable products.

OPERATING EXPENSES

Operating expenses increased from $13.89 million to $16.31 million, an increase of $2.42 or 17.42% during the six months ended March 31, 2000 as compared with the comparable period in fiscal year 1999. The increase is mainly attributable to payroll expenses to improve the executive organizational structure of the Company for further international expansion, in addition to a general increase in employee's payroll in accordance with the Company's policy. There are also increases in vehicle fleet leasing costs and professional services, and the amortization of cost in excess of net assets of acquired businesses also increases due to the minority interest acquisition of As de Oros. As a percentage of sales, operating expenses were 25.71% and 22.58% of sales for the six months ended March 31, 2000 and 1999, respectively.

OTHER EXPENSES

Non-operating expenses decreased from $2.24 million during the six months ended March 31, 1999 to $1.84 million for the comparable period in fiscal year 2000, a decrease of $400,000 or 17.86%. During the period under analysis, the Company recorded income from dividends received from investments in other companies, offset by higher interest expenses due to increases in debts. As a percentage of net sales, non-operating expenses were 2.91% and 3.63% for the six months ended March 31, 2000 and 1999, respectively.

PROVISION FOR INCOME TAXES

Provision for income taxes were approximately $400,000 and $800,000 for the six months ended March 31, 2000 and 1999, respectively. The decrease is mainly due to lower taxable income for the period under analysis.

FINANCIAL CONDITION

Operating activities:

As of March 31, 2000, the Company had $2.79 million in cash and cash equivalents. The working capital deficit was $1.69 million as compared to a positive working capital of $6.24 million at the end of fiscal year 1999, for a $7.94 million decrease. This decrease is primarily due to an increase in short-term liabilities. The current ratios were 0.94 and 1.25 as of March 31, 2000 and September 30, 1999, respectively.

Cash provided by operating activities was $2.66 million and $9.42 million during the six months ended March 31, 2000 and 1999, respectively. Cash flows from operations decreased for the period under analysis in relation to its comparable period in 1999 primarily due to an increase in inventories and lower income.

Investing Activities:

Funds used for investing activities during the six months ended March 31, 2000 was $8.60 million compared to $3.09 million during the same period of fiscal 1999. Investing cash flows reflect capital expenditures, which are primarily related to purchases and improvements in production equipment and facilities. The Company is investing in the expansion of the further processing plant to increase production, and an animal feed plant to increase production for internal consumption. Investment in the animal feed plants will position the Company as a leader in "pellet" animal feed production in Central America. In addition, the Company is remodeling the waste and recycling facilities and is also installing a communication network between different locations of the Company's facilities. The Company anticipates that it will spend approximately $6.5 million for capital expenditures during the rest of fiscal year 2000 and expects to finance such expenditures mostly with long-term financing.

Financing Activities:

As of March 31, 2000, the Company had line of credit agreements with banks for a maximum aggregate amount of $29.15 million, of which $14.44 million have already been used. Agreements may be renewed annually and bear interest at annual rates ranging from 8.00% to 11.98%. Property and other collateral secure those agreements.

During the six months ended March 31, 2000, net cash provided by financing activities was $5.10 million compared to $4.35 million required during the same period of 1999. During the six months ended March 31, 1999, the Company amortized $1.99 million in long-term debt and decreased $2.42 million of short-term debt. For the period under analysis, the Company increased long-term debt by $2.92 million and short-term debt by $3.16 million. Short-term debt funds were used as a bridge loan to temporarily finance investment in property, plant and equipment. The Company is in the process of completing long-term loans for these investments.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk:

The Company makes U.S. dollar payments for its bank facilities and imported raw materials such as corn, soybean meal and reproduction birds. Given its U.S. dollar exposure, the Company actively manages its exchange rate risk. It uses a financial model to determine the best strategy to mitigate against the devaluation of the currency of Costa Rica, the colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. During the six months ended March 31, 2000, the Company increased its sales prices an average of 5.72%. The National devaluation rate in Costa Rica for that same period was 3.71%. The Company plans to make additional sales price increases during the rest of fiscal year 2000.

Commodity Risk Management:

The Company imports all of its corn and soybean meal, the primary ingredients in chicken feed, from the United States of America. The Company has been actively hedging its exposure to corn since 1991 and its strategy is to hedge against price increases in corn and soybean meal. The Company is not involved in speculative trading. The average prices paid by the Company for corn and soybean meal were approximately 3.92% below and 13.79% above its budgeted prices, respectively, for the six months ended March 31, 2000.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

Pipasa is a defendant in a lawsuit brought in Costa Rica in which the plaintiff seeks $3.6 million, and Pipasa was served with prejudgment liens for $1.5 million. These liens were placed on some of Pipasa's cash accounts which were substituted for land owned by Pipasa with the approval of a Costa Rican court. Such approval was subsequently appealed by the plaintiff, however, the Superior Court ratified such substitution of collateral on November 11, 1999. As a result, the prejudgment liens on cash accounts have been released and Pipasa has received the funds originally attached. The same Plaintiff, relying on the same cause(s) of action, has sued Pipasa in the United States of America in the State of California and the State of Florida, respectively. Pipasa has moved to dismiss the lawsuit in the State of Florida by filing a motion for lack of personal jurisdiction in the State of Florida. Subsequently, the California lawsuit has been suspended until the Florida court rules on such motion. The plaintiff has filed in the Florida case requests for the production of documents, for admissions and interrogatories, which have been scheduled for May 25, 2000. While Pipasa still has time to answer the complaints, the basis of the claim or the relief sought cannot be ascertained. Pipasa believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

No other legal proceedings of a material nature exist to which the Company or the Subsidiaries are a party, or were pending during the six months ended March 31, 2000. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

On November 22, 1999, the Company concluded the acquisition for the purchase of the remaining interest of As de Oros from Comercial Angui, S.A. (the "Final As de Oros acquisition"). Pursuant to the Final As de Oros acquisition, the Company issued a total of 1,670,921 shares of the Company's stock, for the remaining 43.62% of common stock ownership in As de Oros.

On December 7, 1999, the Company concluded the acquisition for the purchase of the remaining interest of Pipasa from Inversiones La Ribera, S.A. (the "Final Pipasa acquisition"). Pursuant to the Final Pipasa acquisition, the Company issued 3,683,595 shares of the Company's stock, for the remaining 40.44% of common stock ownership in Pipasa.

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

                                       RICA FOODS, INC. AND SUBSIDIARIES



Dated:  May 15, 2000                   /s/ Calixto Chaves
                                       ----------------------------------------
                                       Calixto Chaves
                                       Chief Executive Officer



Dated:  May 15, 2000                   /s/ Randall Piedra
                                       ----------------------------------------
                                       Randall Piedra
                                       Chief Financial Officer