Form 10-Q
period 2000-06-30
RICA FOODS INC
filed 2000-08-21
CIK 789881

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000

                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of Company's common stock, par value $0.001 per share, as of August 7, 2000 was 12,848,721 shares.

                        RICA FOODS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial  Statements
        Consolidated  Condensed Balance Sheets
         as of June 30,  2000  (Unaudited)  and September  30, 1999 ........  3
        Consolidated  Condensed Statements of  Operations  for the
         three and nine months ended June 30, 2000 and 1999
         (Unaudited)......................................................... 4
        Consolidated  Condensed  Statements of Cash
         Flows for the nine months ended June 30, 2000 and 1999
         (Unaudited)......................................................... 5
        Notes   to   Unaudited    Consolidated    Condensed
         Financial   Statements.............................................. 7
ITEM 2. Management's  Discussion and Analysis of
         Financial Condition and Results of  Operations..................... 14
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.......... 21

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................. 22
ITEM 2.  Changes in Securities and use of Proceeds.......................... 23
ITEM 6.  Exhibits and Reports............................................... 23

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                               June 30,          September 30,
                                                 2000                1999
                                             -----------      ------------------
                                             (Unaudited)

            Assets
            ------
Current assets:
   Cash and cash equivalents                  $2,456,930             $3,913,168
   Short-term investments                        761,890                 32,747
   Notes and accounts receivable, net         11,701,507              9,603,282
   Due from related parties                    3,035,368              2,954,579
   Inventories, net                           14,883,011             13,896,517
   Prepaid expenses                            1,096,328                366,221
                                             -----------             ----------
       Total current assets                   33,935,034             30,766,514
                                             -----------             ----------

Property, plant and equipment, net            42,977,875             31,923,486
Long-term notes receivable-trade                 160,880                114,346
Long-term investment                           3,995,161              4,260,663
Other assets                                   3,401,116              1,875,888
Cost in excess of net assets
  of acquired business                         3,971,541              1,382,226
                                             -----------             ----------
       Total assets                         $ 88,441,607           $ 70,323,123
                                             ===========             ==========

                Liabilities and Stockholders' Equity
                ------------------------------------

Current liabilities:
   Accounts payable                         $ 15,420,092            $12,084,992
   Accrued expenses                            3,625,813              3,604,397
   Notes payable                              11,487,739              7,582,890
   Current installments of long-term debt      5,846,409              1,182,184
   Due to stockholders                            74,433                 75,108
                                             -----------             ----------
       Total current liabilities              36,454,486             24,529,571
                                             -----------             ----------

Long-term debt, net of current portion        20,342,926             21,443,589
Due to stockholders                               16,667                 16,715
Deferred income tax liability                  2,994,426              1,764,735
                                             -----------             ----------
       Total liabilities                      59,808,505             47,754,610
                                             -----------             ----------

Minority interest                              1,336,445              9,468,206

Stockholders' equity:
       Common stock                               12,849                  7,486
       Preferred stock                         2,216,072              2,216,072
       Additional paid-in capital             25,731,693             12,137,326
       Cumulative translation adjustment      (8,171,093)            (6,828,500)
       Retained earnings                       8,877,905              6,481,305
                                             -----------             ----------
                                              28,667,426             14,013,689
                                             -----------             ----------
       Less:
       Due from stockholders                  (1,102,375)              (644,988)
       Treasury stock, at cost                  (268,394)              (268,394)
                                             -----------             ----------
         Total stockholders' equity           27,296,657             13,100,307
                                             -----------             ----------
         Total liabilities and stockholders'
           equity                           $ 88,441,607           $ 70,323,123
                                             ===========             ==========

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                    Unaudited
                                    ---------


                          Three months ended              Nine months ended
                                June 30,                         June 30,
                                   2000            1999           2000           1999

Net sales                      $ 29,755,427    $27,732,390    $ 93,181,924    $ 89,292,662
Cost of sales                    21,048,137     18,674,392      62,602,152      58,045,035
                               ------------    -----------    ------------    ------------
Gross profit                      8,707,290      9,057,998      30,579,772      31,247,627
                               ------------    -----------    ------------    ------------

Operating expenses
  Selling                         4,718,249      4,299,455      14,013,274      12,514,607
  General and
    administrative                3,404,467      2,763,361       9,996,470       8,249,520
  Amortization of cost
   in excess of net
   assets of acquired
   businesses                       266,147        101,137         687,680         297,804
                               ------------    -----------    ------------    ------------
Total operating expenses          8,388,863      7,163,953      24,697,424      21,061,931
                               ------------    -----------    ------------    ------------
Income from operations              318,427      1,894,045       5,882,348      10,185,696
Other expenses (income)
    Interest expense              1,031,611        831,119       2,928,950       2,589,061
    Interest income                (575,509)      (203,339)       (922,008)       (573,831)
    Exchange losses                 388,092        431,251       1,083,167       1,397,793
    Miscellaneous-net              (134,728)      (149,645)       (536,010)       (267,502)
                               ------------    -----------    ------------    ------------
  Other expenses, net               709,466        909,386       2,554,099       3,145,521
Income (loss) before income taxes
    and minority interest          (391,039)       984,659       3,328,249       7,040,175
Provision (benefit) for income
    taxes                          (143,594)       196,950         262,574         998,523
                               ------------    -----------    ------------    ------------
Income (loss) before minority
    interest                       (247,445)       787,709       3,065,675       6,041,652
                               ------------    -----------    ------------    ------------
Minority interest                    45,337        551,449         574,770       3,151,757
Net income (loss)                  (292,782)       236,260       2,490,905       2,889,895
                               ------------    -----------    ------------    ------------
Preferred stock dividend             17,426        103,195         112,170         276,445
Net income (loss) applicable to
    common stockholders          $ (310,208)     $ 133,065     $ 2,378,735     $ 2,613,450
                               =============     =========     ===========     ===========
Earnings(loss)per share:
    Basic                           $ (0.02)       $  0.02         $  0.21         $  0.37
                               =============     =========     ===========     ===========
    Diluted                         $ (0.02)       $  0.02         $  0.21         $  0.36
                               =============     =========     ===========     ===========
Weighted average number of shares
    outstanding:
    Basic                         12,800,406      7,122,398     11,562,667       7,107,476
                               =============     =========     ===========     ===========
    Diluted                       12,800,406      7,312,732     11,567,038       7,249,097
                               =============     =========     ===========     ===========


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       RICA FOODS, INC. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                For the nine months ended June 30, 2000 and 1999
                                    Unaudited
                                    ---------

                                                     2000                1999
                                                     ----                ----

Cash flows from operating activities:

 Net income                                        $2,490,905       $ 2,889,895
  Adjustments to reconcile net income
    to net cash provided by (used
    in) operating activities:
  Depreciation and amortization                     2,733,225         2,568,308
  Production poultry                                1,712,711         1,523,036
  Amortization of cost in excess
    of net assets of acquired
    businesses                                        687,680           297,804
  Stock options and grants issued to employees        130,735                 -
  Allowance for inventory obsolescence                 27,138            21,787
  Amortization of software development costs          137,117           110,205
  Allowance for doubtful accounts                     266,367           522,000
  Gain on sale of productive assets                  (113,494)         (121,332)
  Deferred income tax benefit                        (237,143)         (157,254)
  Minority interest                                   574,790         3,151,757

Changes in operating assets and liabilities:
  Notes and accounts receivable                    (2,420,831)         (404,441)
  Due from related parties                         (1,459,369)       (1,435,791)
  Inventories                                      (2,673,296)       (1,466,076)
  Prepaid expenses                                   (730,107)         (526,885)
  Long-term notes receivable-trade                     53,299          (123,070)
  Accounts payable                                  3,400,501         1,419,468
  Accrued expenses                                      4,767           748,495
                                                    ---------         ---------
  Cash provided by operating activities             4,584,995         9,017,906
                                                    ---------         ---------

Cash flows from investing activities:
  Short-term investments                             (729,143)           69,079
  Additions to property, plant and equipment      (12,304,613)       (5,891,103)
  Proceeds from sale of productive assets           1,039,911           429,427
  Increase in other assets                           (723,992)         (219,620)
                                                    ---------         ---------
  Cash used for investing activities              (12,717,837)       (5,612,217)
                                                    ---------         ---------

Cash flows from financing activities:
  Increase (decrease) in notes payable              3,904,849        (1,291,566)
  Warrants exercised                                        -           150,000
  Preferred stock cash dividends                     (202,719)         (276,445)
  Long-term financing:
   New loans                                        4,367,840           449,887
   Payments                                          (804,986)       (2,266,145)
                                                    ---------         ---------
   Due from stockholders                             (492,232)         (529,826)
                                                    ---------         ---------
   Cash provided by (used for)
      financing activities                           6,772,752       (3,764,095)

                            (Continued on next page)

                        RICA FOODS, INC. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                For the nine months ended June 30, 2000 and 1999
                                    Unaudited
                                    ---------
                                   (Continued)

                                                     2000                1999
                                                     ----                ----
Effect of exchange rate changes on cash and
     cash equivalents                                 (96,148)          151,094
                                                    ---------         ---------
     Decrease in cash and cash equivalents         (1,456,238)         (207,312)
     Cash and cash equivalents at beginning
      of period                                     3,913,168         3,973,017
                                                    ---------         ---------
     Cash and cash equivalents at end of period   $ 2,456,930       $ 3,765,705
                                                    =========         =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                 $ 2,908,045       $ 2,011,764
                                                    =========         =========
         Income taxes                               $ 414,259         $ 321,864
                                                    =========         =========
Supplemental schedule of non-cash financing
   activities:
   Acquisition of treasury stock through
   financial agreement                            $        -          $826,100
                                                    =========         =========
   Pipasa's preferred stock repurchased
    in exchange for outstanding receivables       $ 2,143,626         $      -
                                                    =========         =========
   As de Oros' preferred stock repurchased
    in exchange for outstanding receivables       $ 1,983,327         $      -
                                                    =========         =========
Common stock dividends paid as preferred shares:
     From Pipasa                                  $ 2,143,626         $ 826,100
                                                    =========         =========
     From As de Oros                              $ 1,983,327         $      -
                                                    =========         =========



The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE 1 - GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its 100% owned subsidiaries:
Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros") (collectively the "Company") that appear in this Form 10-Q report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles in the United States of America ("United States" or "U.S."). The accompanying interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended September 30, 1999, which are included in the Annual Report on Form 10-K. Management has included in the Company's financial statements amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances. In the opinion of Management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of the three and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2000. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although Management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period presentation.

 NOTE 3 - ACQUISITIONS

On November 22, 1999 and December 7, 1999, the Company acquired the remaining 43.62% and 40.44% minority interest of As de Oros and Pipasa, respectively, in exchange for the issuance of 1,670,921 and 3,683,595 restricted shares of common stock of the Company. The Company designated November 30, 1999 as the date of acquisition for accounting purposes and as such, has consolidated 100% of earnings for the month ended December 31, 1999 and the six months ended June 30, 2000.

                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

The acquisition of Pipasa was accounted for at the value of the minority interest as of the acquisition date, on the basis that the owner of the minority interest of Pipasa is a major shareholder of the Company. The acquisition of As de Oros was accounted for under the purchase method of accounting. The excess of the purchase price of the minority interest of As de Oros over the fair market value of net assets acquired was approximately $3.3 million, which is being amortized over 5 years. The financial statements include results of operations for Pipasa and As de Oros for the three and nine months ended June 30, 2000.

During October 1999, Pipasa merged with "Karpatos, S.A." ("Karpatos"), a Costa Rican corporation, which is in the business of converting waste material from the chicken farms into fertilizers. The transaction was accounted for under the purchase method of accounting. The Company recorded assets with a fair market value of approximately $700,000 and assumed liabilities for an equivalent amount. The Company did not issue any shares of Company stock or cash as part of this transaction. The acquisition of Karpatos is not material to these financial statements.

During April 2000, the Company announced its intent to acquire 75% of the total outstanding stock of a Nicaraguan poultry and animal feed concentrate company, "INDAVINSA, S.A.". The Company will be carrying out a due diligence process expected to be concluded in the near future, after which, the terms and conditions of any potential acquisition will be determined.

In addition, the Company has also communicated its interest in entering the Brazilian poultry market by means of an acquisition or a joint partnership. The Company will continue in the future to seek new opportunities to acquire other companies in other countries as a growth strategy.

During July 2000, the Company announced its intent to acquire an interest in Poultryfirst.com, a Delaware corporation ("Poultryfirst.com"). Poultryfirst.com is a virtual business-to-business poultry market place which provides leading business tools and market data, using formats of auctions for fresh products and catalogs for value-added products for the sale and commercialization of poultry and poultry by-products over the Internet. Poultryfirst.com is owned by Jose Pablo Chaves, who is the son of Calixto Chaves, a major stockholder and Chief Executive Officer of the Company. Jose Chaves is also a current Director of the Company and serves as Poultryfirst.com's Chief Operating Officer. The Company is currently evaluating the terms and conditions of any potential acquisition.

                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 4 - INVENTORIES AND PRODUCTION POULTRY

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Costs pertaining to the growth period of reproductive hens are capitalized and are subsequently amortized over the expected reproductive lives of the hens. Production poultry or amortization of the hens is determined based on the estimated poultry reproductive period.

Inventories consist of the following:

                                         June 30, 2000       September 30, 1999
                                         -------------       ------------------

Finished products                           $3,449,386               $3,029,269
Poultry                                      3,613,155                3,035,678
Production poultry                           3,528,044                3,329,784
Materials and supplies                       2,227,091                2,165,074
Raw materials                                2,317,184                1,757,125
In-transit                                     881,830                1,469,056
                                            ----------               ----------
                                            16,016,690               14,785,986
                                            ----------               ----------
Less:
Production poultry                          (1,057,132)                (836,849)
Allowance for obsolescence                     (76,547)                 (52,620)
                                            ----------               ----------
Inventories, net                           $14,883,011             $ 13,896,517
                                            ==========               ==========


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

                               Three months ended           Nine months ended
                                     June 30,                     June 30,
                               2000          1999         2000           1999
                               ----          ----         ----           ----
Net income (loss)           $ (292,782)   $ 236,260   $ 2,490,905   $ 2,889,895
Foreign currency
  translation adjustment      (300,094)    (495,376)   (1,342,593)   (1,117,322)
                             ----------    ---------   ----------     ---------
Total comprehensive income
   (loss)                   $ (592,876)  $ (259,116)  $ 1,148,312   $ 1,772,573
                             ==========    =========   ==========    ==========

                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)


NOTE 6 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 provides guidance for the computation, presentation and disclosure of earnings (loss) per share. The minority interest in the income of subsidiaries and dividends on preferred stock have been excluded from income available to common stockholders.

Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings (loss) per share:


                                     Three months ended           Nine months ended
                                           June 30,                     June 30,
                                     2000          1999           2000           1999
                                     ----          ----           ----           ----

 Numerator:
  Net income (loss) applicable
   to common stockholders       $ (310,208)    $ 133,065       $ 2,378,735   $ 2,613,450
                                ===========    =========       ===========   ===========

 Denominator:
  Denominator for basic income
   per share                     12,800,406     7,122,398       11,562,667     7,107,476
 Effect of dilutive securities:
  Options to purchase common              -       190,334            4,371       141,621
                                -----------     ---------       ----------    ----------
     stock Denominator for
     diluted earnings per share  12,800,406     7,312,732       11,567,038     7,249,097
                                ===========    =========       ===========   ===========

 Earnings (loss)per share from
  continuing operations:
     Basic                          $ (0.02)      $  0.02           $ 0.21      $  0.37
                                ===========    =========       ===========   ===========
     Diluted                        $ (0.02)      $  0.02           $ 0.21      $  0.36
                                ===========    =========       ===========   ===========


The Company did not have any anti-dilutive securities outstanding as of June 30, 2000.

                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 7 - STOCK OPTION PLAN

The Company has a Stock Option Plan (the "Plan"), under which certain directors, officers, employees and entities that provide services to the Company and its Subsidiaries are eligible participants. In October 1999, the Company granted 7,400 shares of the Company's common stock, which vested upon issuance, to seventy-four (74) officers and employees. Officers and employees are restricted from selling such shares until one year from the date of exercise. In addition, the Company issued 7,400 options to purchase shares of common stock of the Company on the same date to those same officers and employees, at an exercise price of $6.00 per share with a vesting period of one year, after which, such officers and employees are restricted from selling such shares of common stock for one additional year. Market price per share on the date of the grant and issuance of the stock options was $11.20.

The Company applied Accounting Principles Board ("APB") Opinion No. 25 in accounting for its stock options, and accordingly, compensation costs for the shares granted and stock options issued have been expensed during the nine months ended June 30, 2000.

NOTE 8 - SEGMENT INFORMATION (In millions):

                        Three months ended            Nine months ended
                        ------------------            -----------------
                       June 30,     June 30,       June 30,      June 30,
                       -------      -------        -------       -------
                         2000        1999            2000         1999
                       -------      -------        -------       -------

Broiler chicken        $ 17.42       $17.02         $55.75        $54.45
Animal feed               5.79         4.98          16.64         16.12
By products               2.86         2.30           8.82          7.22
Quick Service             1.59         2.02           6.24          7.16
Exports                   1.06         0.82           3.21          2.57
Other                     1.03         0.58           2.52          1.77
                       -------      -------        -------       --------
Total Net Sales        $ 29.75       $27.72         $93.18        $89.29

Broiler chicken        $  3.10       $ 3.41         $11.85        $13.19
Animal feed               0.50         0.47           1.86          2.27
By products               0.39         0.47           2.27          1.59
Quick Service            (0.14)        0.08           0.11          0.62
Exports                   0.04         0.20           0.17          0.70
Other                     0.10         0.13           0.30          0.36
                       -------      -------        -------       --------
Total gross profit
  less selling
  expense                 3.99         4.76          16.56         18.73
                       -------      -------        -------       --------

Other operating
  expenses                3.67         2.86          10.68          8.55
Other expenses, net       0.71         0.76           2.55          2.76
                       -------      -------        -------       --------

Income before
  provision for
  income taxes          $(0.39)     $  1.14         $ 3.33        $  7.42
                       =======      =======        =======        =======

                        RICA FOODS, INC. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

The Company measures segment profit as gross profit less selling expenses. The Company operates in the production and marketing of poultry products, animal feed and quick service chicken restaurants. The Company's Subsidiaries distribute these products primarily throughout Costa Rica as well as in El Salvador and Honduras, through subsidiaries whose activities are included in the "Exports" segment. The Company also exports to other countries in Central America and the Caribbean. The basis for determining the Company's operating segments is the manner in which Management uses financial information in its operations. Management operates and organizes the financial information according to the types of products offered to its customers.

NOTE 9 - COMMON STOCK DIVIDENDS

On December 23, 1999, the Board of Directors of Pipasa declared a dividend of 637,000 series "TCA" shares of preferred stock of Pipasa, valued at $2,143,626, to common stockholders of record as of September 30, 1999. Pipasa distributed 379,398 shares to the Company and 257,602 to Inversiones La Ribera, S.A. in accordance with the Company's common stock ownership as of September 30, 1999. The dividends distributed corresponding to earnings pertaining to the year ended September 30, 1999.

Immediately after the issuance of the preferred stock, Pipasa repurchased such stock for an amount equal to the value of such repurchased stock, i.e., $2,143,626, from the stockholders. The stockholders then used the proceeds of the repurchase to cancel certain outstanding debts with Pipasa. Accordingly, outstanding debts from Inversiones La Ribera, S.A. and the Company amounting to $1,276,743 and $866,882, respectively, were cancelled.

On December 23, 1999, the Board of Directors of As de Oros declared a dividend of 590,000 series "TCA" shares of preferred stock of As de Oros valued at $1,983,327 to common stockholders of record as of September 30, 1999. As de Oros distributed 332,642 shares to the Company and 257,358 shares to Comercial Angui, S.A. in accordance with the Company's common stock ownership as of September 30, 1999. The dividends distributed correspond to earnings pertaining to fiscal period 1999.

Immediately after the issuance of such preferred stock, As de Oros repurchased a portion of the preferred stock issuance for an amount equal to the value of such repurchased stock, i.e., $881,273 from the stockholders. The stockholders used of the proceeds of the purchase to cancel outstanding debts with As de Oros. As de Oros cancelled outstanding debts from Inversiones La Ribera, S.A. and the Company amounting to $537,896 and $343,377, respectively.

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

Subsequently, the California lawsuit has been suspended until the Florida court rules on such motion. The plaintiff has filed in the Florida case requests for the production of documents, for admissions and interrogatories, which have been scheduled for August 21, 2000. While Pipasa still has time to answer the complaints, the basis of the claim or the relief sought cannot be ascertained. Pipasa believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

No other legal proceedings of a material nature exist to which the Company or the Subsidiaries are a party, or were pending during the nine months ended June 30, 2000. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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

On November 22, 1999 and December 7, 1999, the Company acquired the remaining 43.62% and 40.44% minority interest of As de Oros and Pipasa, respectively, in exchange for the issuance of 1,670,921 and 3,683,595 restricted shares of common stock of the Company. The Company designated November 30, 1999 as the date of acquisition for accounting purposes and as such, has consolidated 100% of earnings for the month ended December 31, 1999 and the six months ended June 30, 2000. The acquisition of Pipasa was accounted for at the value of the minority interest as of the acquisition date, on the basis that the owner of the minority interest of Pipasa is a major shareholder of the Company. The acquisition of As de Oros was accounted for under the purchase method of accounting.

Although Management believes that the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10K for the fiscal year ended September 30, 1999. Acquisitions

During April 2000, the Company has announced its intent to acquire 75% of the outstanding stock of a Nicaraguan poultry and animal feed concentrate company, "INDAVINSA, S.A.". The Company will be carrying out a due diligence process expected to be concluded by next quarter, after which terms and conditions of the acquisition will be determined.

In addition, the Company has also communicated its interest in entering the Brazilian poultry market by means of an acquisition or a joint partnership. The Company will continue in the future to seek new opportunities to acquire other companies in other countries as a growth strategy.

During July 2000, the Company announced its intent to acquire an interest in Poultryfirst.com, a Delaware corporation ("Poultryfirst.com"). Poultryfirst.com is a virtual business-to-business poultry market place which provides leading business tools and market data, using formats of auctions for fresh products and catalogs for value-added products for the sale and commercialization of poultry and poultry by-products over the Internet. Poultryfirst.com is owned by Jose Pablo Chaves who is the son of Calixto Chaves, a major stockholder and Chief Executive Officer of the Company. Jose Chaves is also a current Director of the Company and serves as Chief Operating Officer of Poultryfirst.com. The Company is currently evaluating the terms and conditions of any potential acquisition.

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

Year 2000 Update

As described in the Annual Report on Form 10-K for the year ended September 30, 1999, the Company had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000 related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories as of June 30, 2000. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impact due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers. Costs incurred to achieve Year 2000 readiness, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, were charged to expense as incurred. The Company has not experienced any material change in total costs related to Year 2000 remediation efforts since entering the year 2000. Environmental Compliance

At the present time, the Company is not subject to any material costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, the Company could become subject to material costs to comply with new environmental laws or environmental regulations in jurisdictions in which it conducts business. At the present time, the Company cannot assess the potential impact of any such potential environmental regulations.

During  the  nine  months  ended  June  30,  2000,   the  Company  has  invested
approximately $1.65 million to remodel and expand its recycling and waste treatment facilities.


         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

The Company's operations resulted in $(0.02) diluted loss per share for the nine months ended June 30, 2000, compared to $0.02 diluted earnings per share during the comparative period for fiscal year 1999. Net sales generated by the Company's operations for the three months ended June 30, 2000 increased by 7%, compared to the three months ended June 30, 1999.

Broiler chicken: Sales of broiler chicken increased by 2% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. This increase is offset by a volume decrease of 7%, which is primarily due to (i) a decrease in the consumption of chicken by the general consumer whose recent income has been affected by adverse economic factors in Costa Rica, and (ii) stronger market competition during this past period. Segment profit, defined as gross profit less selling expenses, did not have significant variations this past period.

Animal Feed: Sales for commercial animal feed for the three months ended June 30, 2000 increased by 16% compared to the three months ended June 30, 1999. The increase is mainly due to an increase in tonnage of 20% as a result of new distribution outlets and increased sales of pet food brands, offset by the Company's policy not to increase sales prices for some products in this segment, due to strong market competition. Segment profit increased by 6% mainly due to a decrease in operating selling expense offset by an increase in imported raw material.

By-products: Total sales for this segment for the three months ended June 30, 2000 increased by 24% compared to the three months ended June 30, 1999. This increase is mainly due to a 20% increase in tonnage, in addition to sales to new clients. Segment profit decreased by 17%, primarily due to an increase in new vehicle leasing costs.

Quick Service: The quick service segment sales decreased by 21% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The decrease in sales is a result of the temporary closing of some restaurants due to remodeling and also the result of strong market competition in this segment. This resulted in a decrease in the segment profit of $220,000.

Exports: The Company's exports for the three months ended June 30, 2000 increased by 29% compared to the three months ended June 30, 1999. This increase was primarily due to an increase of 14% in tonnage, primarily the result of increased sales by Pipasa's subsidiary in Honduras and increased exports of recycling material. Segment profit decreased $160,000 primarily due to broad fluctuations with the less profitable products in the product mix.

Other: Sales of other for the three months ended June 30, 2000 increased by 78% compared to the three months ended June 30, 1999. This increase is mainly due to sales of recycling material, which the Company has begun to market during this fiscal year. Segment profit decreased $30,000 primarily due to the result of variations in the sales mix. Sales of other products represent 3% and 2% of total sales for the three months ended June 30, 2000 and 1999, respectively.

Operating expenses

Operating expenses for the three months ended June 30, 2000 increased by 17% when compared to the three months ended June 30, 1999. The increase is primarily attributable to increases in payroll expenses to prepare the executive organizational structure of the Company for further international expansion in addition to a general increase in employee payroll in accordance with the Company's policy. There are also increases in vehicle fleet leasing costs associated with the leasing of new vehicles and increases in the amortization of cost in excess of net assets of acquired business associated with the acquisition of the minority interest of As de Oros. As a percentage of sales, operating expenses were 28% and 26% of sales for the three months ended June 30, 2000 and 1999, respectively.

Other expenses

Other expenses for the three months ended June 30, 2000 decreased by 22% when compared to the three months ended June 30, 1999. The decrease is primarily the result of an increase in interest income and dividends received from investments made in other companies, offset by an increase in interest expense due to an increase in debts. As a percentage of sales, other expenses were 2% and 3% for the three months ended June 30, 2000 and 1999, respectively.

Provision  for income taxes

Provision for income taxes for the three months ended June 30, 2000 decreased approximately $340,000 when compared to the three months ended June 30, 1999. The decrease is mainly due to lower taxable income.

  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE
                        NINE MONTHS ENDED JUNE 30, 1999.

The Company's operations resulted in $0.21 diluted earnings per share for the nine months ended June 30, 2000, compared to $0.36 during the comparative period for 1999. Net sales generated by the Company's operations for the nine months ended June 30, 2000 increased by 4% when compared to the nine months ended June 30, 1999.

Broiler chicken: Sales of broiler chicken for the nine months ended June 30, 2000 increased by 2%. This increase is primarily the result of a 6% increase in tonnage offset by a stronger market competition in this segment and a decrease in the consumption of chicken by the general consumer whose income has been affected by adverse economic factors in Costa Rica. Segment profit decreased by 10% primarily due to (i) increased cost of raw materials, and (ii) broad fluctuations with the less profitable products in the sales mix.

Animal Feed: Sales for commercial animal feed for the nine months ended June 30, 2000 increased by 3% when compared to the nine months ended June 30, 1999. The increase is mainly due to an increase in tonnage of 26% as a result of new distribution outlets and increased sales of pet food products, offset by the Company's policy not to increase sales prices for some products in this segment, due to strong market competition. Due to these factors and increased costs of raw materials, segment profit decreased by 18% during this period.

By-products: Total sales for this segment for the nine months ended June 30, 2000 increased by 22% compared to the nine months ended June 30, 1999, mainly due to a 15% increase in tonnage together with increased sales prices and sales to new clients. This resulted in an increase of $680,000 in the segment profit.

Quick Service: Sales for the quick service segment decreased by 13% for the nine months ended June 30, 2000 when compared to the nine months ended June 30, 1999. The decrease in sales is a result of strong market competition in this segment together with the temporary closing of some restaurants due to remodeling. For the nine months under analysis, these factors led to a decrease of $510,000 in the segment profit during this period.

Exports: The Company's exports for the nine months ended June 30, 2000 increased by 25% compared to the nine months ended June 30, 1999. This sales increase was primarily due to an increase of 36% in sales volume, primarily the result of increased sales at Pipasa's subsidiary in Honduras and an overall increase in sales of pet food products, broiler chicken and recycling material. Segment profit decreased $530,000 primarily due to broad fluctuations with the less profitable products in the product mix.

Other: Sales of other for the nine months ended June 30, 2000 increased by 42% compared to the nine months ended June 30, 1999. Sales for the nine months under analysis include sales of recycling material, which the Company has begun to market during this fiscal year. Segment profit for this segment decreased by 14%, mainly due to variations in the sales mix to less profitable products. Sales of other products represent 3% and 2% of total sales for the nine months ended June 30, 2000 and 1999.

Operating expenses

Operating expenses for the nine months ended June 30, 2000 increased by 17% when compared to the nine months ended June 30, 1999. The increase is primarily attributable to payroll expenses to prepare the executive organizational structure of the Company for further international expansion, in addition to a general increase in employee payroll in accordance with the Company's policy. There are also increases in vehicle fleet leasing costs, the result of the leasing of new vehicles, and in the amortization of cost in excess of net assets of acquired businesses, due to the minority interest acquisition of As de Oros. As a percentage of sales, operating expenses were 26% and 24% of sales for the nine months ended June 30, 2000 and 1999, respectively.

Other expenses

Other expenses for the nine months ended June 30, 2000 decreased by 19% when compared to the nine months ended June 30, 1999. The decrease is primarily due higher interest income and dividends received from investments in other companies. In addition, increases in exchange rates were lower for fiscal 2000, resulting in a decrease in exchange losses. This is offset by higher interest expenses, due to an increase in debts. Other expenses were 3% and 4% of sales for the nine months ended June 30, 2000 and 1999, respectively.

Provision  for income taxes

Provision for income taxes for the nine months ended June 30, 2000 decreased approximately $736,000 when compared to the nine months ended June 30, 1999. The decrease is mainly due to lower taxable income.


FINANCIAL CONDITION

Operating activities:

As of June 30, 2000, the Company had $2.46 million in cash and cash equivalents. The working capital deficit was $2.52 million as compared to a positive working capital of $6.24 million at the end of fiscal year 1999. This decrease is primarily due to an increase in short-term liabilities, which were a result of a reclassification to current liabilities of the first amortization of the private placement debt. The current ratios were 0.93 and 1.25 as of June 30, 2000 and September 30, 1999, respectively.

Cash provided by operating activities was $4.58 million and $9.01 million during the nine months ended June 30, 2000 and 1999, respectively. Cash flows from operations decreased for the period under analysis in relation to its comparable period in 1999 primarily due to an increase in inventories and in account receivables.

Investing Activities:

Funds used for investing activities during the nine months ended June 30, 2000 were $12.72 million compared to $5.61 million during the same period of fiscal 1999. Investing cash flows reflect capital expenditures, which are primarily related to purchases and improvements in production equipment and facilities. The Company is investing in the expansion of the by-products processing plant to increase production, and an animal feed plant to increase production for internal consumption as a result of increase in projected sales. Investment in the animal feed plants will position the Company as a leader in "pellet" animal feed production in Central America. In addition, the Company is remodeling the waste and recycling facilities and is also installing a communication network between different locations of the Company's facilities. The Company anticipates that it will spend approximately $4.5 million for capital expenditures during the rest of fiscal year 2000 and expects to finance such expenditures mostly with long-term financing.

Financing Activities:

As of June 30, 2000, the Company had line of credit agreements with banks for a maximum aggregate amount of $29.95 million, of which $19.46 million have been used. Agreements may be renewed annually and bear interest at annual rates ranging from 8.00% to 11.98%. Property and other collateral secure those agreements.

During the nine months ended June 30, 2000, net cash provided by financing activities was $6.78 million compared to $3.76 million required during the same period of 1999. Cash provided by short-term debt funds was used as a bridge loan to temporarily finance investment in property, plant and equipment. The Company is in the process of completing long-term loans for these investments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk:

The Company makes U.S. dollar payments for its bank facilities and imported raw materials such as corn, soybean meal and reproduction birds. Given its U.S. dollar exposure, the Company actively manages its exchange rate risk. The Company uses a financial model to determine the best strategy to mitigate risks against the devaluation of the currency of Costa Rica, the colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. During the nine months ended June 30, 2000, the Company increased its sales prices an average of 10.23%. The National devaluation rate in Costa Rica for that same period was 8.85%. The Company plans to make additional sales price increases during the rest of fiscal year 2000.

Commodity Risk Management:

The Company imports all of its corn and soybean meal, the primary ingredients in chicken feed, from the United States of America. The Company has been actively hedging its exposure to corn since 1991 and its strategy is to hedge against price increases in corn and soybean meal. The Company is not involved in speculative trading. The average prices paid by the Company for corn and soybean meal were approximately 1.7% below and 11.5% above its budgeted prices, respectively, for the nine months ended June 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

Pipasa is a defendant in a lawsuit brought in Costa Rica in which the plaintiff seeks $3.6 million and Pipasa was served with prejudgment liens for $1.5 million. These liens were placed on some of Pipasa's cash accounts, which were substituted for land owned by Pipasa with the approval of a Costa Rican court. Such approval was subsequently appealed by the plaintiff, however, the Superior Court ratified such substitution of collateral on November 11, 1999. As a result, the prejudgment liens on cash accounts, have been released and Pipasa has received the funds originally attached. The same Plaintiff, relying on the same cause(s) of action, has sued Pipasa in the United States of America in the State of California and the State of Florida, respectively. Pipasa has moved to dismiss the lawsuit in the State of Florida by filing a motion for lack of personal jurisdiction in the State of Florida. Subsequently, the California lawsuit has been suspended until the Florida court rules on such motion. The plaintiff has filed in the Florida case requests for the production of documents, for admissions and interrogatories, which have been scheduled for August 21, 2000. While Pipasa still has time to answer the complaints, the basis of the claim or the relief sought cannot be ascertained. Pipasa believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company.

No other legal proceedings of a material nature exist to which the Company or the Subsidiaries are a party, or were pending during the nine months ended June 30, 2000. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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


ITEM 6.  EXHIBITS AND REPORTS:

          (a)  Exhibits: The following exhibits are filed with this report:

               Exhibit No.                       Description
               ----------                        -----------

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





Dated:  August 21, 2000                /s/ Calixto Chaves
                                       --------------------------------------
                                       Calixto Chaves
                                       Chief Executive Officer



Dated:  August 21, 2000                /s/ Randall Piedra
                                       --------------------------------------
                                       Randall Piedra
                                       Chief Financial Officer