Form 10-K
period 2000-09-30
RICA FOODS INC
filed 2001-01-16
CIK 789881

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                       Annual Report pursuant to Section

                                  13 or 15(d)

                     of the Securities Exchange Act of 1934

                 For the fiscal year ended: September 30, 2000

            Transition Report pursuant to Section 13 of 15(d) of the
                        Securities Exchange Act of 1943

            For the Transition Period from __________ to ___________

                          Commission File No. 0-18222

                                RICA FOODS, INC.

             (Exact Name of Registrant as specified in its charter)

                    Nevada                                  87-0432572
                    ------                                  ----------
           (State or other jurisdiction of
                   incorporation)                   (I.R.S. Employer File No.)

           8550 N.W. 17th Street, Suite 100
                  Miami, Florida                                 33126

      (Address of principal executive offices)                 (Zip code)


                         (305) 477-1408, (305) 477-1409

       (Registrant's telephone and facsimile number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value per share $.001

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

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be, contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K. [   ]

Issuer's revenues for its most recent fiscal year $ 123,628,327

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of January 3, 2001 was approximately $23,958,934. A total of 4,457,476 shares were owned by non-affiliates as of December 29, 2000.

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, January 3, 2001 was 12,854,321.

                                RICA FOODS, INC.

                               TABLE OF CONTENTS




                                                                            Page
                                                                            ----
                                     PART I
                                     ------

Item 1.   Description of Business...........................................   1
Item 2.   Properties........................................................  12
Item 3.   Legal Proceedings.................................................  14
Item 4.   Submission of Matters to a Vote of Security Holders ..............  15

                                     PART II
                                     -------

Item 5.   Market for the Registrant's Common Stock and Related
            Stockholders Matters............................................  17
Item 6.   Selected Financial Data...........................................  19
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  19
Item 7.A. Quantitative and Qualitative Disclosures about
            Market Risk.....................................................  29
Item 8.   Financial Statements and Supplementary Data.......................  30
Item 9.   Changes in or Disagreements with Accountants on
            Accounting and Financial Disclosures............................  30

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers, Promoters and
            Control Persons.................................................  31
Item 11.  Executive Compensation............................................  35
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management......................................................  36
Item 13.  Certain Relationships and Related Transactions....................  37

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statements Schedules and Reports on
            Form 8-K........................................................  38

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Background
----------

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

In April, 1996, Corporacion Pipasa, S.A. and subsidiaries ("Pipasa"), a Costa Rican corporation, entered into an agreement and plan of reorganization (the "First Pipasa Agreement") with the Company, pursuant to which the Company acquired 59.56% of the common stock of Pipasa in exchange for the issuance of 5,191,190 shares of the Company's common stock to the shareholders of Pipasa. On September 28, 1998, the Company and the minority shareholder of Pipasa, Inversiones La Ribera, S.A. ("La Ribera"), a Costa Rican corporation controlled by Calixto Chaves, the Company's President, Chief Executive Officer and principal shareholder entered into an agreement (the "Final Pipasa Agreement") providing for the purchase of the remaining outstanding common stock of Pipasa held by La Ribera in exchange for 3,683,595 shares of the Company's common stock. In January 1999, the Company received a fairness opinion from an independent consultant confirming that the transaction was fair from a financial point of view to the Company's shareholders. On December 7, 1999, the Company consummated the acquisition of the 40.44% remaining minority interest or 1,840,000 shares of common stock of Pipasa, pursuant to the Final Pipasa Agreement, in exchange for a total of 3,683,595 shares of the Company's common stock.

On February 26, 1998, the Company consummated an agreement (the "Original Oros Agreement") with Comercial Angui, S.A., ("Comercial Angui") a corporation in Costa Rica to purchase 56.38% of the outstanding common stock of Corporacion As de Oros, S.A. and subsidiaries ("As de Oros"), a corporation in Costa Rica held by Comercial Angui, for consideration consisting of a promissory note with a stated amount of $2.4 million due in January, 2000, and 815,686 shares of the Company's common stock, having a then current market value of approximately $2.6 million. On September 28, 1998, the Company and Comercial Angui entered into an agreement (the "Final Oros Agreement") to purchase Comercial Angui's remaining 43.62% interest in As de Oros for 1,670,921 shares of the Company's common stock. On November 22, 1999, the Company consummated the acquisition of the remaining 43.62% or 654,300 shares of common stock of As de Oros in accordance with the terms and conditions in the Final Oros Agreement.

Acquisitions
------------

During October 1999, Pipasa merged with Karpatos, S.A. ("Karpatos"), a Costa Rican corporation, which is in the business of converting waste material from chicken farms into fertilizers. The transaction was accounted for under the purchase method of accounting. The Company recorded assets with a fair market value of approximately $700,000 and assumed liabilities for an equivalent amount. The Company did not issue any shares of Company stock or cash as part of this transaction.

In October 2000, the Company entered into a Stock Purchase Agreement (the "Indavinsa Acquisition") with Industrias Avicolas Nicaraguenses, S.A. ("Indavinsa"), a Nicaraguan company engaged in the production and distribution of poultry and animal feed concentrate products. According to the Indavinsa Acquisition agreement, the Company will acquire 80% interest ownership of Indavinsa for a total of 100,000 shares of common shares and $300,000 in cash payable at the closing of the transaction. The Company expects to close this transaction during the second quarter of fiscal year 2001.

During July 2000, the Company announced its intent to acquire an interest in Poultryfirst.com. Poultryfirst.com is a virtual business-to-business poultry market place which provides leading business tools and market data, using formats of auctions for fresh products and catalogs for value-added products for the sale and commercialization of poultry and poultry by-products on the Internet. Poultryfirst.com is owned by Jose Pablo Chaves, the Company's Chief Operating Officer and a Director of the Company who is also the son of Calixto Chaves, a major stockholder and Chief Executive Officer of the Company. The Company is currently evaluating the terms and conditions of any potential acquisition.

In December 2000, the Company announced its intent to acquire a majority stake of the outstanding common stock of Core Etuba, SRL., a Brazilian company engaged in the production and distribution of poultry products. Final terms and conditions of this acquisition are under negotiation.

Other Recent Events
-------------------

During October 2000, the Company announced it had reached an agreement with Stock Management International, a British Virgin Islands corporation, to sell an 81% controlling interest in the subsidiaries of As de Oros, Planeta Dorado, S.A. and Corasa Estudiantes, S.A. (the "Restaurants"), in exchange for a note receivable. Pursuant to the terms and conditions of the agreement, the Company will receive $4.05 million over a five year period, with an annual interest rate of 10.06% payable every six months. Stock Management International will have a grace period of one year and will subsequently make annual principal payments to the Company amounting to $1,012,500 each. As part of the agreement, As de Oros will continue to supply poultry products to the Restaurants for a period of 12 years. The Company is in the process of closing this transaction.

In October 2000, the Company purchased from Granja Zaragoza, S.A., a Costa Rican company, the brand name "Zaragoza" for a total of $600,000 in a combination of cash and extinguishment of debt. Granja Zaragoza, S.A. distributes processed and packaged beef, pork and poultry products. The purchase of the brand name will grant the Company the right to produce and market Zaragoza products. Prior to the purchase, the Company manufactured the Zaragoza products in its facilities and subsequently sold the products to Zaragoza for its distribution. According to the terms of the agreement, the $600,000 originating from the purchase will be paid by crediting amounts due from Zaragoza in the amount of $200,000 and the remaining $400,000 will be paid to Zaragoza in monthly payments amounting to $10,000 over a period of 40 months. The Company will amortize the Zaragoza trademark over a period of ten years.

Reverse Stock Split
-------------------

On December 15, 1998, the Board of Directors declared a 1 for 3 reverse stock split (the "Split") of the Company's common stock to be effective on December 29, 1998. In connection with the Split, new certificates were issued and those stockholders owning more than five shares of common stock, on the Split date, received one full share for each fraction of a share to which they would be entitled. Each shareholder holding less than 5 shares of common stock, on the effective date, received a payment in cash for the fractional share held by them based on the mean of the bid and ask price on the effective date of the Split. All share amounts have been restated to reflect the Split.

Financing
---------

In February 1998, the Company consummated the refinancing of a part of As de Oros' and Pipasa's (the "subsidiaries") debt through the issuance of an aggregate of $20 million of the Company's 11.71% Series A Senior Notes and Series B Senior Notes (the "Notes"). Principal payments on both Notes will be made from January 15, 2001 through January 15, 2005 in five annual installments of $4,000,000. These Notes were placed through Citicorp Securities, Inc. With the proceeds of these Notes, the Company repaid $8 million and $12 million of the indebtedness of its two subsidiaries, Pipasa and As de Oros, respectively.

Public Offering of Preferred Shares
-----------------------------------

As de Oros was authorized by the "Superintendencia General de Valores" - the official market and securities regulator in Costa Rica, to offer 1,000,000 preferred shares with a par value of $20 million (the "Preferred Shares") in Costa Rica during fiscal year 2001. The Company plans to invest the funds received from the sale of the Preferred Shares issued in capital expenditures primarily in the production area to enable future growth in international markets. The Company cannot assure that all Preferred Shares from this public offering will be sold in the market, and therefore will not depend upon funds from this public offering to continue its normal operations.

Business of the Company
-----------------------

The Company's operations are largely conducted through Pipasa and As de Oros, its two largest subsidiaries. Pipasa, founded in 1969, is the largest poultry company in Costa Rica with a market share of approximately 50% of the chicken meat market in Costa Rica, according to information provided by the Costa Rican Chamber of Poultry Producers, "Camara Nacional de Avicultores de Costa Rica" ("CANAVI") The main activities of Pipasa entail the production and sale of fresh and frozen poultry, processed chicken products, commercial eggs and concentrate for livestock and domestic animals. Pipasa has been in the poultry business for more than 30 years with more than 15 years of experience in exports.

As de Oros, founded in 1954, is Costa Rica's second largest poultry producer, comprising approximately 20% according to information provided by CANAVI of the country's poultry market and according to Company's surveys, is one of the leaders in the Costa Rican animal feed market with a market share of approximately 28%. As de Oros subsidiaries' also operate a chain of 30 fried chicken quick service restaurants in Costa Rica called "Restaurantes As", and "Don Amado". During fiscal 2000, some of the Restaurantes As were remodeled and changed their name to "Golden Wings". In October 2000, the Company agreed to sell an 81% ownership interest in its subsidiary that owns the restaurants and is in the process of closing this transaction.

The Company's subsidiaries own a total of 69 urban and rural outlets throughout Costa Rica, three modern processing plants and three animal feed plants. Due to similar business activities, the combined operations of the subsidiaries permit the Company to achieve operational efficiencies.

The Company promotes its brand names through advertisements and marketing events and considers its subsidiaries to be among the most recognized Central American chicken producers, supplying chicken in Costa Rica to Burger King, Subway, Kentucky Fried Chicken and Pizza Hut franchises, Price Smart, Taco Bell and Gerber Products companies. In addition, the Company, through its subsidiaries was selected by the McDonald's Corporation to be one of its poultry suppliers for all of Central America. During fiscal 2000, the Company invested approximately $17 million in productive assets in its subsidiaries, which is expected to increase efficiency and output.

The Company's subsidiaries do not depend on the sales of only one product but rather a diversity of products available at a range of prices and presentations, which represent an important strategic strength of the subsidiaries. The Company produces and markets over 600 different products to meet consumer demands.

Segments
--------

Information regarding the Company's segments for the last three fiscal years is set forth in the Company's Fiscal 2000 Audited Report, Note 15 to the consolidated financial statements. Such information is incorporated by reference.

The  following  is a brief  description  of the main  business  segments  of the
Company:

BROILER CHICKEN: Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats, according to information provided by the Junta de Fomento Avicola, a Costa Rican gubermental institution. The per capita consumption of poultry in Costa Rica has increased from 20.25 kilograms (44.6 lbs.) in 1999 to
21.05 kilograms (46.4 lbs.) in 2000, a 4% increase during the period. Poultry is consumed by all social levels and is not defined by geographic markets. The popularity of poultry in Costa Rica extends beyond broiler chicken and includes chicken by-products, such as sausages and cold cuts. The Company's main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa(TM) and As de Oros(TM). Broiler chicken is a generic product that is directed to customers of all social and economic levels. Polls and consumer information gathered by the Company indicate that Costa Ricans eat chicken at least once a week. Chicken is sold to institutional clients, schools, hospitals, restaurants and small grocery stores. In Costa Rica, Pipasa currently supplies Burger King, Subway, Kentucky Fried Chicken and Pizza Hut franchises, Price Smart, Taco Bell and Gerber Products companies. It was also selected by the McDonald's Corporation to be one of its poultry suppliers for all of Central America.

CHICKEN BY-PRODUCTS: Chicken by-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. Chicken by-products is one of the most profitable segments of the Company. The Company's chicken by-products are sold through the Kimby (TM), Chulitas (TM), and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets and sales are predominantly driven by price. The Kimby (TM) brand name is the leading seller of chicken by-products in Costa Rica. During October 2000, the Company purchased the brand name Zaragoza(TM) from a company in Costa Rica, and will begin to produce and distribute this product under the Zaragoza brand name during the next fiscal year.

ANIMAL FEED: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses and domestic pets. The Company's animal feed products are sold through the Ascan(TM), Aguilar y Solis(TM), Kanin(TM), Mimados(TM) and Nutribel(TM) brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through the Mimados(TM), Kanin(TM) and Ascan(TM) brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels. The Company is currently the leader in the animal feed market in Costa Rica, with a 28% market share.

QUICK SERVICE: Corporacion Planeta Dorado, S.A. and Subsidiaries ("Restaurantes") operate 30 restaurants located in rural and urban areas through out Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. Restaurantes distinguishes itself from other quick service chains by offering dishes and using recipes and ingredients which appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

In October 2000, the Company agreed to sell an interest of 81% of the common stock of Planeta Dorado, S.A. The Company is in the process of closing this transaction.

EXPORTS: Subsidiaries of the Company export different products to other countries in Central America and the Caribbean and makes occasional exports to
Hong   Kong.   The   Company   exports   mainly  the   Pipasa(TM),
Mimados(TM) Ascan(TM) and Kimby(TM) brand names.

OTHER: This segment includes sales of commercial eggs, non-recurrent sales of fertile eggs and sales of recycling material and raw material sales among others. "Other" sales make up less than 3% of total sales for fiscal year 2000.

Distribution Network
--------------------

The Company has a distribution fleet consisting of approximately 260 product distribution trucks and supervision vehicles. Poultry delivery trucks are especially equipped with refrigeration chambers to ensure delivery of fresh products daily, thus maintaining the Company's reputation for fresh quality products. In addition, the Company used independent distributors to deliver larger quantities of animal feed to some of its customers during fiscal 2000.

The Company's products are sold throughout Costa Rica, through owned or leased delivery trucks, urban and rural retail outlets that may also be owned or leased, supermarket chains and independent distributors. A majority of the total distribution of the Company's products is conducted through the Company's urban retail outlets and delivery trucks, with a smaller portion through rural outlets. The remaining distribution is serviced through the Company's processing plants. The retail outlets, mostly located in urban areas, are exclusively dedicated to the sale of the Company's products and most of these outlets are leased by the Company. In total, through its distribution fleet and outlets, the Company sells to over 44,000 customers.

Seasonality
-----------

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

Raw Materials
-------------

The primary raw material and main component for the Company's products consists primarily of corn and soybean meal. Corn and soybean meal purchases represent approximately 35% of total cost of goods sold and 70% of raw material costs. Historically, the Company has been able to obtain satisfactory supply for these materials.

The Company imports all of its corn from the United States of America through the Chicago Board of Trade ("CBOT") and uses commodity futures and forward purchasing for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity purchases. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires consistent and daily hedging in order to minimize the effect of price increases on the Company's profit margin. Changes in the price of corn can significantly affect the Company's profit margin.

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

Customer Relations
------------------

The majority of the Company's customers are located in Costa Rica. No single customer accounted for more than 10% of total consolidated sales, and the loss of any single customer would not have a material adverse effect on the Company's business.

Backlog of Orders
-----------------

At September 30, 2000, the Company had no backlog of sales orders.

Foreign Competition
-------------------

The Company does not have any significant domestic competition at the present time. The Company's local market share, however, could potentially be threatened by foreign competition. The Company believes that the likelihood of this is low for several reasons. First, the Company has a strong reputation for producing high quality products at a reasonable price. Consumers in Costa Rica prefer fresh chicken to frozen chicken. Due to transportation constraints and distance, foreign competitors would have to sell frozen chicken if they were to sell chicken in Costa Rica.

The Agriculture Ministry in Costa Rica monitors all chicken entering the country to prevent the spread of Newcastle Disease in Costa Rica. The market in Costa Rica is also assisted by tariff agreements at the present time. Chicken importers must pay duties as dictated by the General Agreement on Trade and Tariffs ("GATT"). These agreements were reached at the Uruguay Round of the GATT negotiations and are due to expire in 2004 . These agreements provide that for fiscal year 2000, only 1,056 metric tons ("MT") of poultry meat and 124 MT of poultry by-products of whole chicken parts or chicken by products can be imported to Costa Rica from countries outside of the Central American Common Market. This quota is taxed at a rate of 34% and amounts in excess of this quota are subject to a 158% tariff, except for whole chicken and breast cut, which are subject to a 40% tariff and by products which is subject to a 19% tariff. These tariff rates were based on the average sales price of poultry meat in Costa Rica compared to the average sales price of poultry meat in the United States of America.

Pricing
-------

In Costa Rica, there are no laws against monopolies; however, there are laws against monopolistic practices. Companies which have a dominant market share in Costa Rica cannot arbitrarily increase prices in order to take advantage of market position. Companies also are forbidden to work in conjunction with their competitors in order to create price collusion. Given these guidelines, the Company's pricing strategies are influenced by two main factors: industry conditions and currency devaluation. The Company will use its financial model to increase prices in order to mitigate the effect of the devaluation of the colon, the functional currency of Costa Rica. During the last 10 years, the colon has devalued at an annual average rate of 13.06%, which the Company has mitigated by increasing prices. During the year ended September 30, 2000 the colon devalued 7.06% and the Company mitigated this devaluation by increasing prices on average by 9.90% for its chicken, by-products and animal feed segments. In terms of consumer reaction to price increases within the chicken broiler segment, there is little differentiation for customers between one competitor and another.

Instead, prices are set by the leader, which in Costa Rica is the Company's subsidiary, Pipasa. Given the consistent increase in chicken prices over the past 14 years, the Company believes it has excellent data on consumer reactions to price increases. According to past experience, a significant price increase leads to a temporary decrease in sales that lasts approximately two months.

Marketing
---------

The Company has a division dedicated to marketing. The marketing department's responsibility is to advertise the Company's various products and brand names. In addition to television and radio advertisements, the Company's distribution centers promote the Company's brand names by distributing posters, T-shirts and hats with the Company's logo. In Costa Rica, the Company's brand names commonly appear on billboards and bus stops. Other marketing techniques used by the Company, include packaging presentations, promotions and sponsoring of special national events.

Research and Development
------------------------

The Company conducts continuous research and development activities to improve the quality of the diet fed to poultry during their growing stage. The annual cost of such research and development programs is less than one percent of total consolidated annual sales and is expensed as incurred.

Employees Compensation and Incentives
-------------------------------------

As of November 2000 the Company employed approximately 3,500 persons.

The Company believes it has good relations with its employees. Private companies in Costa Rica typically support their own workers' associations instead of organized unions which offer various benefits for the employees associated. The success of the worker's association, Asociacion Solidarista de Empleados de Pipasa, As y Afines ("ASERICA"), at the Company and the fact that there has never been a strike at the Company's facilities reflects the quality of the Management team and its ability to keep the Company's employees satisfied. ASERICA provides recreational facilities, healthcare and pension benefits as well as financial services to the Company's employees. This association is located on land donated by Mr. Chaves and is among the largest solidarity associations in Costa Rica.

Salaries in Costa Rica are increased twice a year as dictated by the government in order to counterbalance the effect of inflation and increases in the cost of living. The Company`s policy is to increase the salaries of all employees every six months to offset the effect of inflation. Under the existing labor laws prior to and for fiscal year 2000, companies in Costa Rica are required to make a payment equivalent to 8.33% of an employee's yearly gross salary for a maximum of 8 years of employment, as a severance pay to be paid upon the termination of an employee without just cause. The Company offers its employees the option to deposit 5% of this required severance pay into ASERICA. The employee then matches the 5% payment by the Company. ASERICA invests these funds in certificates of deposits which bear annual rates that range from 18% to 21% For the remaining 3.33%, the Company offers the option to the employee to deposit it into a pension fund, for which the employee must also match any percentage deposited into a pension fund by the Company. In February of each year, the Company makes a payment equal to 1.33% of the employee's total yearly gross salary, as part of this severance payment. Any remaining portion not invested into a pension fund or paid to the employee during February must be settled by the Company when the employee terminates employment. The Company has a provision to settle severance pay when an employee terminates employment and believes it is reasonable based on past experience. As of September 30, 2000, the Company has a provision for severance pay in the amount of approximately $260,000, which is considered to be adequate.

Beginning in March 2001, labor laws will require all companies in Costa Rica to deposit 3% of the 8.33% into a pension fund. Of the remaining 5.33%, the Company will continue to deposit 4% into ASERICA, as part of a savings program, which the employee must match, and will continue to pay each February the remaining 1.33%. The new labor law will not affect the results of operations or financial position of the Company.

All employees in Costa Rica are protected by obligatory insurance with the Caja Costarricense de Seguro Social ("CCSS") and the Instituto Nacional de Seguros ("INS") which are the government's social security and insurance programs, respectively. All companies in Costa Rica must pay the CCSS and the INS 21% and 1.74% of each employee's monthly salary, respectively. The CCSS pays 70% of the employee's normal salary during the periods in which the employee is unable to work. In addition to these benefits, employees must pay a total of 8% of their monthly salary to the CCSS in order to receive healthcare, pension and maternity care benefits, and 1% to the "Banco Popular" into an obligatory savings account.

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

On May 29, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, 200,000 shares of the Company's common stock, par value $.001 per share, are reserved for issuance upon the exercise of options. The plan is designed to serve as an incentive for retaining and attracting persons and/or entities that provide services to the Company and its subsidiaries. As of September 30, 2000, 6,400 shares have been issued under this plan.

Poultry Raising Process
-----------------------

The poultry raising process starts with the import of one-day old parent hens from the United States of America. Once these hens reach their egg-laying period, which takes about 24 weeks, they produce fertile eggs, which are then incubated in order to produce baby chicks. The hatching period lasts 21 days, which is divided into 19 days in hatching machines and two days in birth chambers. These baby chicks are inoculated to prevent diseases. The chicks are then brought to the Company's own raising house or to independent integrated producers who raise the chicken to full size (typically a seven week process) and provide basic elements such as vitamins, formula and a balanced ration of feed.

The integrated producers are a group of 179 farmers who own their own land and facilities. The producers have a long-term contract with the Company to raise the baby chicks to adult birds with an average weight of 2.052 kilograms
(approximately 4.5 lbs.). During fiscal 2000, integrated producers supplied approximately 57% of the total number of chickens needed by the Company. These producers are paid according to the weight and quality of the chicken produced and the mortality rate of the chickens raised. The Company provides veterinary services and offers vaccines and chicken feed to the farmers at wholesale prices. Regardless of whether the Company or the integrated producers raise the chickens, the chickens are regularly inspected for immune deficiencies, vitamin levels and general diseases. By working in conjunction with these integrated producers, the Company has greater flexibility to increase or decrease the number of chickens raised depending on the Company's growth objectives.

Once the chickens reach the desired weight, they are taken to one of the processing plants. At the processing plants, the where chickens are slaughtered and the meat packaged or processed to make chicken by-products. The Company's processing facilities are among the most sophisticated and largest in the country. The plants' processing capacity is approximately 98 million kilograms annually. Costa Rica has been declared free of Newcastle Disease, the Animal and Plant Health Inspection Service ("APHIS"), and a U.S. governmental agency, continues to surveys the Company's facilities to ensure that the Company's facilities remain free of Newcastle Disease. The Company recently adopted the guidelines of the Hazardous Analysis and Critical Control Points ("HACCP"), which are expected to be fully implemented in the near future. HACCP is a prevention-based food safety system used widely throughout the food industry. It is a tool used to assess hazards and to establish controls based on the prevention of food contamination. By identifying critical points in the process flow that could lead to contamination of food products and applying control measures at each point, the likelihood of food borne illness is reduced. All new employees are trained as to the proper procedures required in handling and preparing food.

Regulations
-----------

The Company's poultry hatcheries and processing plants are subject to regulation under Costa Rican law regarding cleanliness and health standards. Exports of the Company's poultry products are regulated in the countries in which the Company sells its products. The Company has strict sanitary processes in order to provide consumers with product integrity, safety and quality and is in compliance with all health regulations.

Environmental Compliance
------------------------

The Company has been and is practicing sustainable environmental policies such as reforesting, processing and recycling of its waste, producing organic fertilizer, building oxidation lagoons and sewage treatment plants. The Company's compliance with environmental laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company's financial position and results of operations. For fiscal year ended September 30, 2000, the Company invested approximately $1.65 million in improving its waste treatment facilities. For the next fiscal period, the Company intends to invest approximately $1 million in improving its sewage treatment in the further processing plant.

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

ITEM 2.     PROPERTIES

The Company conducts its operations through its production facilities and executive offices, which are all located in Costa Rica. All facilities are owned by the Company's subsidiaries, Pipasa and As de Oros. The following contains descriptions of the principal facilities:

Production Area
---------------

The production area includes the following divisions: Animal Feed Production, Reproduction, Incubation, Growing Stage, Broiler, and By-products processing. The production capacities are described below:

The Company owns three processing plants for its Animal Feed division. These plants perform activities, which include grinding grains, mixing flour and packing different types of animal feed products. The facilities produce an aggregate of approximately 310,000 tons of animal feed annually.

The Reproduction division facilities utilizes an average of 25 galleys annually, which have a capacity to produce approximately 55 million fertile eggs annually.

The Incubation division consists of two incubation plants, which are among the most modern in Central America. The plants' incubation and hatching halls can be expanded to increase production. The Company expects that these plants will fulfill production needs for many years. The incubation facilities produce approximately 44 million chicks annually.

One day after birth, chicks are transferred to the Growing Stage division. During this stage, the chicks receive three types of diet, according to growth requirements. The growth stage lasts approximately from 43 to 45 days. The Company owns 34 farms and 179 farms are under contract as integrated producers. The facilities production capacity is approximately 43 million chickens annually, which includes integrated producers.

The Broiler division is divided into slaughter and pluck, coolers and retailers, packing and cuts and sub-products processes. The facilities have a production capacity of approximately 98 million kilograms annually, working two shifts.

The By-products processing division is divided into sausage, formed,  packaging,
oven  and  cooking  areas.   The  facilities  have  a  production   capacity  of
approximately 9 million kilograms annually.

Distribution
------------

Distribution is conducted through retail outlets in Costa Rica, the majority of which are leased. Restaurantes has a total of 30 restaurants, the majority of which are also leased. During October 2000, the Company agreed to sell 81% of the restaurant segment. The Company is in the process of closing this transaction.

Administrative Area
-------------------

Administrative offices of the Company are located in Miami, Florida. Staff, administrative, and financial headquarters of Pipasa and As de Oros are located in La Ribera de Belen, Heredia, Costa Rica.

ITEM 3.     LEGAL PROCEEDINGS

The income tax returns of As de Oros for fiscal year 1995 were examined by the Costa Rican tax authorities and As de Oros was assessed $130,000 of additional income taxes. Tax authorities have contested depreciation expenses and income tax withholdings of employees. As de Oros has appealed this decision and does not expect that the final outcome will result in a material adverse effect on the operations, cash flows or the financial position of the Company. No accrual has been made for any losses that may result from the resolution of this uncertainty.

Pipasa is a defendant in a lawsuit brought in Costa Rica in which, as a result of this lawsuit in which the plaintiff seeks $3.6 million, Pipasa was served with prejudgment liens for $1.5 million. These liens were substituted by land owned by Pipasa with the approval of the court in Costa Rica (Juzgado 6to Civil). Such substitution of collateral was subsequently ratified by the Superior Court on November 11, 1999. The prejudgment liens on assets and on cash have been released and Pipasa received all of the funds originally attached. For the same reasons and by the same plaintiff, Pipasa was sued in the United States of America, in the State of California and the State of Florida, respectively. The California lawsuit has been suspended awaiting the ruling of the court of the State of Florida on a lack of personal jurisdiction motion raised by Pipasa. The Florida lawsuit is still active and Pipasa's defense is based on a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request of Admissions have been answered by Pipasa. While Pipasa still has time to answer the complaints, it cannot ascertain the basis of the claim or the relief sought, but believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit, or assess the likelihood of an unfavorable outcome.

No legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the fiscal year ended September 30, 2000. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his or her capacity.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the Stockholders during the Fiscal Year ended September 30, 2000:

Stockholders Meeting for the Fiscal Year ended September 30, 1999:

The Annual  Meeting  of  Stockholders  (the  "Annual  Meeting")  was held at the
Sheraton Biscayne Bay Hotel, Miami, Florida, at 10:00 a.m., local time, on August 25, 2000, for the following purposes:

     1. To elect nine members of the Company's Board of Directors to hold office until the Annual Meeting of Stockholders of the Company's fiscal year 2000, or until their successors are duly elected and qualified; and

     2. To consider and vote upon a proposal to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended September 30, 2000; and

     3. To transact such other business as may properly come before the Annual Meeting or any adjournments or postponements thereof.

The Shareholders Meeting voted for the proposals as follows:

     Proposal number 1:     For Director number 1:              11,020,591 votes
                            For Director number 2:              11,020,578 votes
                            For Director number 3:              11,020,591 votes
                            For Director number 4:              11,020,579 votes
                            For Director number 5:              11,020,578 votes
                            For Director number 6:              11,020,591 votes
                            For Director number 7:              11,020,591 votes
                            For Director number 8:              11,020,591 votes
                            For Director number 9:              11,020,591 votes

                            Against Director number 1:                   0 votes
                            Against Director number 2:                   0 votes
                            Against Director number 3:                   0 votes
                            Against Director number 4:                   0 votes
                            Against Director number 5:                   0 votes
                            Against Director number 6:                   0 votes
                            Against Director number 7:                   0 votes

                            Withhold Director number 1:                703 votes
                            Withhold Director number 2:                716 votes
                            Withhold Director number 3:                703 votes
                            Withhold Director number 4:                715 votes
                            Withhold Director number 5:                716 votes
                            Withhold Director number 6:                703 votes
                            Withhold Director number 7:                703 votes
                            Withhold Director number 8:                703 votes
                            Withhold Director number 9:                703 votes


     Proposal number 2:     FOR                                  1,021,090 votes
                            AGAINST                                      0 votes
                            ABSTAIN                                    204 votes


Relating to item number three, no other business was transacted.

PART II
-------

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

The Company's common stock started trading on the American Stock Exchange ("AMEX") under the symbol RCF on May 14, 1999 and prior to that date traded on the NASDAQ National Market under the symbol RICA. The following table presented below sets forth the market price range of the Common Stock for each quarter during the years ended September 30, 2000 and 1999, based on the high and low closing sale prices as reported on the AMEX and NASDAQ prior to the transfer to AMEX. Such high and low sales prices reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                     Market Price Range
                                            -----------------------------------
                                                     High            Low
Fiscal 2000
-----------
First Fiscal Quarter (10/1/99 to 12/31/99)         $12.000         $10.875
Second Fiscal Quarter (1/1/00 to 3/31/00)           25.500          12.250
Third Fiscal Quarter (4/1/00 to 6/30/00)            28.125          20.250
Fourth Fiscal Quarter (7/1/00 to 9/30/00)           23.938          11.625

Fiscal 1999
-----------
First Fiscal Quarter (10/1/98 to 12/31/98) (1)     $ 8.000          $4.125
Second Fiscal Quarter (1/1/99 to 3/31/99)            9.500           6.000
Third Fiscal Quarter (4/1/99 to 6/30/99)            11.875           8.625
Fourth Fiscal Quarter (7/1/99 to 9/30/99)           11.875          10.688
_________________

(1) Prices have been adjusted to reflect the 1 for 3 reverse stock split effective on December 29, 1998.

As of January 3, 2001, the Company had 12,854,321 shares of common stock outstanding and approximately 1,500 holders of record of such stock and no shares of preferred stock were outstanding as of that date.

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

On December 23, 1999, the Board of Directors of Pipasa declared a dividend of 637,000 series "TCA" shares of preferred stock of Pipasa, valued at $2,143,626, to common stockholders of record as of September 30, 1999. Pipasa distributed 379,398 shares to the Company and 257,602 to Inversiones La Ribera, S.A. in accordance with the ownership of Pipasa's common stock as of September 30, 1999. The dividends distributed corresponded to earnings pertaining to the year ended September 30, 1999.

Immediately after the issuance of the 637,000 shares of preferred stock, Pipasa repurchased such stock for an amount equal to the value of such repurchased stock, $2,143,626, from the stockholders. The stockholders then used the proceeds of the repurchase to cancel certain outstanding debts with Pipasa. Accordingly, outstanding debts from Inversiones La Ribera, S.A. and the Company amounting to $1,276,743 and $866,882, respectively, were cancelled.

On December 23, 1999, the Board of Directors of As de Oros declared a dividend of 590,000 series "TCA" shares of preferred stock of As de Oros valued at $1,983,327 to common stockholders of record as of September 30, 1999. As de Oros distributed 332,642 shares to the Company and 257,358 shares to Comercial Angui, S.A. in accordance with As de Oros' ownership of common stock as of September 30, 1999. The dividends distributed corresponded to earnings pertaining to the year ended September 30, 1999.

Immediately after the issuance of such preferred stock, As de Oros repurchased a portion of the preferred stock issuance for an amount equal to the value of such repurchased stock, $881,273 from the stockholders. The stockholders used the proceeds of the purchase to cancel outstanding debts with As de Oros. As de Oros cancelled outstanding debts from Inversiones La Ribera, S.A. and the Company amounting to $537,896 and $343,377, respectively.

During the year ended September 30, 1999, Pipasa distributed 510,565 series "TCA" of preferred stock as dividends to its common stockholders, in the amount of $1,929,766. During the year ended September 30, 1998, Pipasa distributed 282,958 series "TCA" shares of preferred stock as dividends to its common stockholders, in the amount of $1,103,666.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K. The data as of September 30, 2000 and 1999 and for the fiscal years of 2000, 1999 and 1998, respectively are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The data as of September 30, 1998, 1997 and 1996 and for the fiscal years ended September 30, 1997 and 1996 is derived from audited statements not included in this Form 10-K.


                                                                   (In thousands, except share and per share data)

                                                              2000          1999          1998          1997          1996
                                                              ----          ----          ----          ----          ----

Sales .........................................        $   123,628   $   118,550   $    98,794   $    64,658   $    56,819
Cost of sales .................................             83,757        77,275        71,464        47,847        40,730
Income from operations ........................              6,385        12,427         6,155         3,962         5,167
Income before income taxes and minority
    interest ..................................              3,725         8,174         3,641         2,382         3,016
Net income applicable to stockholders .........              2,889         3,041         1,130           754         1,650
Diluted earnings per common share .............               0.24          0.42          0.16          0.11          --
Pro forma earnings per common share ...........               --            --            --            --            0.28
Total assets ..................................             88,182        70,323        63,005        36,554        37,103
Long-term debt, net of current portion ........             21,821        21,444        22,559         5,252         3,593
Diluted weighted average number of common
    shares outstanding ........................         11,878,474     7,269,769     7,113,265     6,639,075          --
Pro forma weighted average number of common
    shares outstanding ........................               --            --            --            --       5,191,190
Ratio of earnings to fixed charges ............               1.80          1.87          1.46          1.37          1.61
Ratio of earnings to fixed charges and
    preferred dividends .......................               1.68          1.71          1.38          1.28          1.50


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

General
-------

Management is responsible for preparing the Company's consolidated financial statements and related information that appears in this Form 10-K. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present the Company's consolidated financial condition and results of operations in conformity with Generally
Accepted Accounting Principles in the United States of America ("GAAP"). Management has included in the Company's consolidated financial statement amounts that are based on estimates and judgements, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at the appropriate cost, that transactions are executed in accordance with Company's authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

The Company's operations are largely conducted through its subsidiaries, Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros"), (the "subsidiaries"). The Company, through its subsidiaries, represents the largest poultry company in Costa Rica with a market share of approximately 70% of the chicken meat market in Costa Rica. The subsidiaries' primary business is derived from the production and sales of broiler chickens, processed chicken by-products, and pre-mixed feed and concentrate for livestock and domestic animals. Pipasa, founded in 1969, is the largest poultry company in Costa Rica with approximately a 50% market share of the chicken meat market in Costa Rica. As de Oros, founded in 1954, is Costa Rica's second largest poultry producer, comprising approximately 20% of the country's poultry market and is one of the leaders in the Costa Rican animal feed market with a 28% market share. As de Oros also owns a subsidiary which operates a chain of 30 fried chicken quick service restaurants in Costa Rica. In October 2000, the As de Oros agreed to sell 81% controlling interest of the restaurant subsidiary.

The Company's subsidiaries own a total of three modern processing plants, three animal feed plants and 69 urban and rural retail outlets throughout Costa Rica. Due to similar business activities, the combined operations of the subsidiaries permit the Company to achieve operational efficiencies.

Seasonality
-----------

The Company's subsidiaries have historically experienced and have come to expect seasonal fluctuations in net sales and results of operations. The Company's subsidiaries have generally experienced higher sales and operating results in the first and second quarters of the fiscal year. This variation is primarily the result of holiday celebrations during this season, in which consumers in Costa Rica prepare traditional meals, which include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

Environment
-----------

The Company has been and is practicing sustainable environmental policies such as reforesting, processing and recycling its waste, producing organic fertilizer, building oxidation lagoons and sewage treatment plants. The Company's compliance with Costa Rican environmental laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company's financial position and results of operations. For fiscal year ended September 30, 2000, the Company invested approximately $1.65 million. For the next fiscal period, the Company intends to invest approximately $1 million in improving its sewage treatment in the further processing plant.

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

Year 2000 readiness
-------------------

As described in the Annual Report on Form 10-K for the year ended September 30, 1999, the Company had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000 related disruptions impacting its customers or suppliers. Furthermore, the Company did not experience any material impact on inventories as of September 30, 2000. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impact due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers. Costs incurred to achieve Year 2000 readiness, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, were charged to expense as incurred. The Company has not experienced any material change in total costs related to Year 2000 remediation efforts since entering the Year 2000.

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

The Company's net income applicable to common stockholders was $2.89 million and $3.04 million for fiscal years ended September 30, 2000 and 1999, respectively. Diluted earnings per share was $0.24 for fiscal year 2000, compared to $0.42 during fiscal year 1999. The decrease in the diluted earnings per share is mainly due to the November and December 1999, acquisition of the remaining minority interests of Pipasa and As de Oros through an issuance of an aggregate of 5,354,516 of the Company's common shares and a decrease in the Company's income for fiscal 2000.

The Company uses segment profit margin to analyze segment performance, which is defined as the percentage over sales of the gross profit less selling expenses. The following table presents sales and profitability per segment, for the periods under analysis (in millions of dollars):


                                                                                                        Segment profit
                                          Sales                                Segment profit               margin
                                          -----                                --------------           --------------
Segments                    2000        1999       Change      % Change        2000       1999        2000         1999
--------                    ----        ----       ------      --------        ----       ----        ----         ----

Broiler                    $73.48       $72.13      $1.35         1.9%       $15.03     $ 17.22       20.5%        23.9%
Animal Feed                 22.42        20.61       1.81         8.8%         2.45        3.02       11.0%        14.7%
By-products                 11.69         9.66       2.03        21.1%         2.70        2.21       23.1%        22.9%
Quick Service                8.03         9.39      (1.36)      -14.5%         0.33        0.50        4.1%         5.3%
Exports                      4.56         3.38       1.18        35.0%         0.02        0.45        0.4%        13.3%
Others                       3.45         3.38       0.07         2.1%         0.39        0.84       11.3%        24.9%
                         --------     --------      -----       -----       -------     -------      -----        -----
Total                    $ 123.63     $ 118.55      $5.08         4.3%      $ 20.92     $ 24.24       17.0%        20.5%
                         ========     ========      =====       =====       =======     =======      =====        =====


BROILER: Sales of broiler chicken increased by 1.9% for fiscal the year ended September 30, 2000, compared to fiscal 1999. This increase is primarily due to a 1.2% increase in tonnage and an increase in average sales prices offset by a stronger market competition in this segment and a decrease in the consumption of chicken by the general consumer whose income has been affected by adverse economic factors in Costa Rica. In addition, during fiscal 2000, the Company temporarily reduced sales prices for some brands in order to increase sales. Segment profit margin decreased by 3.4% mainly due to increases in the cost of raw material, broad fluctuations in the sales mix less profitable products and increases in plant maintenance costs.

ANIMAL FEED: Sales for commercial animal feed for fiscal year 2000 increased by 8.8% when compared to fiscal year 1999. This increase is due to a 23.0% increase in tonnage as a result of new distribution outlets, new clients and increased sales of pet food products, offset by the Company's policy not to increase sales prices for some products in this segment, due to strong market competition.
Segment profit margin decreased by 3.7% mainly due to these factors and to increases in the cost of raw materials.

BY-PRODUCTS: Total sales for this segment for fiscal 2000 increased by 21.1%, when compared to fiscal 1999, mainly due to an 18.4% increase in tonnage resulting from an increase in average sales prices and increased sales due to the introduction of new distribution routes. Segment profit margin did not have significant variations.

QUICK SERVICE: Sales for the Quick Service segment decreased by 14.5% for fiscal 2000, when compared to fiscal 1999. The decrease in sales is the result of strong market competition in this segment together with the temporary closing of some restaurants due to remodeling. Segment profit margin did not have significant variations.

During  October 2000,  the Company  reached an agreement  with Stock  Management
Corporation to sell 81% of the stock of the restaurant subsidiary for a note receivable amounting to $4.05 million. This amount will be received over a 5 year period, and the Company will charge a 10.06% annual interest rate payable every six months. Stock Management International will have a grace period of one year and will subsequently make annual principal payments to the Company amounting to $1,012,500 each. The Company is in the process of closing this transaction.

EXPORTS: The Company's sales for this segment for fiscal 2000 increased by 35.0% when compared to fiscal 1999. The increase is primarily due to an increase in sales by Pipasa's subsidiary in Honduras and an overall increase in pet food products, broiler chicken and recycling material. Segment profit margin decreased by 13%, mainly due to variations in the sales mix to less profitable products. For the next fiscal period, the Company expects to increase sales of concentrate feed, resulting from the investment made in the concentrate plants.

OTHERS: Sales of Other for fiscal 2000 increased by 2.1% compared to fiscal 1999. This increase is mainly due to the sale of recyclable material, which the Company began to market during this fiscal year. The low profitability of the recyclable material resulted in a decrease in this segment's profit margin of 13.6%. Sales of other products represented 2.8% and 2.9% of total sales for fiscal years 2000 and 1999, respectively.

OPERATING EXPENSES

Operating expenses for fiscal 2000 increased by 16.1% when compared to fiscal 1999. The increase is primarily attributable to payroll expenses to prepare the executive organizational structure of the Company for further international expansion, in addition to a general increase in employee payroll in accordance with the Company's policy to make two annual salary increases. There were also increases in vehicle fleet leasing costs, as a result of leasing of new vehicles, and in the amortization of cost in excess of net assets acquired (goodwill) and excess of fair value over book value of assets of acquired businesses allocated to property, plant and equipment, as a result of the purchase of the remaining minority interest of As de Oros. Also, the Company has incurred in additional expenses related to research in other international markets aimed at future growth of the Company's operations in other countries. As a percentage of sales, operating expenses represented 27.1% and 24.3% of sales for fiscal 2000 and 1999, respectively.

OTHER EXPENSES (INCOME):

Other expenses (income) for fiscal 2000 decreased by 38.9%, when compared to fiscal 1999. The decrease is mainly due to an increase in interest income resulting from increases in notes receivable, dividends received from long term investments in stocks, and gains from sales of vehicles, properties and other assets. As a percentage of sales, other expenses represented 2.1% and 3.6% of sales for fiscal 2000 and 1999, respectively.

PROVISION FOR INCOME TAXES:

Provision for income taxes for fiscal 2000 decreased by 89.5%, primarily due to a decrease in taxable income and an increase in amortization of deferred income tax, resulting from the acquisition of the remaining minority interest in As de Oros.

FISCAL 1999 COMPARED TO FISCAL 1998

The Company's net income applicable to common stockholders was $3.04 million and $1.13 million for fiscal years ended September 30, 1999 and 1998, respectively. Diluted earnings per share were $0.42 for fiscal year 1999, compared to $0.16 for fiscal year 1998.

The following table shows sales and profitability per segment, for the periods under analysis (in millions of dollars):


                                                                                                        Segment profit
                                      Net Sales                                Segment profit               margin
                                      ---------                                --------------           --------------
Segments                    1999        1998       Change      % Change        1999       1998        1999         1998
--------                    ----        ----       ------      --------        ----       ----        ----         ----

Broiler                    $73.48       $72.13      $1.35         1.9%       $15.03     $ 17.22       20.5%        23.9%


Broiler                    $72.13       $60.06     $ 12.07       20.1%      $ 17.22       $8.70       23.9%        14.5%
Animal Feed                 20.61        17.85        2.76       15.5%         3.02        2.80       14.7%        15.7%
By-products                  9.66         9.40        0.26        2.8%         2.21        2.31       22.9%        24.6%
Quick Service                9.39         5.11        4.28       83.8%         0.50        0.34        5.3%         6.7%
Exports                      3.38         2.71        0.67       24.7%         0.45        0.51       13.3%        18.9%
Others                       3.38         3.66       (0.28)      -7.7%         0.84        0.49       24.9%        13.4%
                         --------     --------      -----       -----       -------     -------      -----        -----
Total                    $ 118.55       $98.79     $ 19.76       20.0%      $ 24.24     $ 15.15       20.5%        15.4%
                         ========     ========      =====       =====       =======     =======      =====        =====



Prior and subsequent to the acquisition of As de Oros in March 1998, there were transactions between Pipasa and As de Oros consisting mainly of sales of raw materials and finished products. Transactions subsequent to the acquisition of this subsidiary have been eliminated in consolidation.

Sales and cost of sales, for fiscal year 1998, have been restated to reflect the change in the method of accounting for sales and purchases to integrated producers. Integrated producers are local farmers who raise and feed poultry on behalf of the Company. For fiscal 1999, the Company changed its method of accounting to reflect chickens and materials transferred to integrated producers as in process inventory, as opposed to a sale at cost. The effect of this restatement is a decrease in sales and cost of sales in the amount of $4.89 million for fiscal 1998.

BROILER: Sales of broiler chicken increased by 20.1% for fiscal year ended September 30, 1999, compared to fiscal 1998. This increase is primarily due to a 19.5% increase in tonnage, sales to significant new customers and the inclusion of a full year of operations of As de Oros. This increase is offset by promotions of lower priced products during 1999, which caused variations in the sales mix creating an increase in sales of lower priced products. Segment profit margin increased by 9.4% mainly due to lower costs of raw materials.

ANIMAL FEED: Sales of animal feed for fiscal year 1999 increased by 15.5% when compared to fiscal year 1998. This increase is due to a 33.3% increase in tonnage and the inclusion of a full year of operations of As de Oros, offset by decreases in sales prices. Significant decreases in the cost of raw materials, an important component of this product, has enabled other competitors to sell similar products in the market, causing the Company to lower sales prices of certain products in order to maintain its market share. The Company expects to maintain this sales strategy in the foreseeable future. The decrease is offset by variations in the sales mix of different types of products of which units and sales prices have increased. Segment profit margin decreased by 1.0% mainly due to increases in selling expenses and variations in sales mix, offset by decreases in raw material.

BY-PRODUCTS: Sales of by-products increased by 2.8% for fiscal 1999, when compared to fiscal 1998, which is mainly due to an increase in tonnage of 18.1% offset by variations in sales mix to lower priced products. During 1999, the Company lowered the sales prices for certain key products to maintain sales volume due to strong market competition. Segment profit margin decreased by 1.7%, which is mainly due to an increase in sales prices, offset by lower costs of raw materials.

QUICK SERVICE: This segment increased sales by 83.8%, mainly due to the consolidation of As de Oros' operations for twelve months for fiscal 1999, compared to seven months for fiscal 1998. During fiscal 1999, competitors introduced new quick service restaurants in the market, which have resulted in a decrease in sales in this segment. The Company has begun a marketing strategy to increase sales through the opening of new restaurants in rural and urban areas, remodeling some of its restaurants and investing in new cooking equipment to improve the flavor of the product. The Company expects that, through this marketing strategy, sales will increase in the foreseeable future. Segment profit margin decreased by 1.4% due to higher operating costs.

EXPORTS: Sales for this segment for fiscal 1999 increased by 24.78%, mainly due to a 12.4% increase in tonnage, in addition to an increase in sales of Other Products. During 1998, the Company began to export pet food to the Dominican Republic and other countries in Central America. Also during fiscal 1999, the Company began supplying products to new customers such as Pizza Hut, McDonalds and Burger King in countries in Central America and made non-recurring, low sales priced products to Hong Kong during the months of October and November 1998. During fiscal 1999, Pipasa was the only Central American company to make exports to all other countries in the region. The Company expects to increase its export sales for the next fiscal year, increasing its market share in the Central American and Caribbean areas. Segment profit margin decreased by 5.5% mainly due to sales mix changes to lower profit margin products.

OTHERS: Sales of Other Products, which include commercial eggs, raw materials and baby chicks, decreased by 7.7%. This decrease is mainly the result of eliminations of inter-company sales, since prior to the acquisition of As de Oros in February 1998, there were transactions between Pipasa and As de Oros, consisting mainly of sales of raw materials included in this segment. Segment profit margin increased by 11. 5% mainly due to lower costs of raw materials.

OPERATING EXPENSES

Operating expenses increased from $21.17 million to $28.85 million, an increase of $7.67 million or 36.28% during the year ended September 30, 1999 as compared with fiscal 1998. The increase is primarily due to higher payroll expenses, higher marketing expenses such as advertising and increased vehicle fleet leasing costs, and the start up of new Pipasa subsidiaries in El Salvador and Honduras. Also, there is an increase in operating expenses due to the full year inclusion of As de Oros' operations, acquired in February 1998. As a percentage of sales, operating expenses were 24.33% and 21.43% for the years ended September 30, 1999 and 1998, respectively.

OTHER EXPENSES (INCOME):

Other expenses (income) increased from $2.51 million for fiscal 1999 to $4.25 million for fiscal 2000, an increase of $1.74 million or 69.32% during the year ended September 30, 1999 as compared with the same period of fiscal 1998. The increase is primarily due to higher interest and exchange rate expenses, which increased $770,000. This increase reflects the acquisition of As de Oros' consolidated debts for twelve months during 1999, as opposed to seven months during 1998.

In addition, there is a decrease in other income in the amount of $1.03 million, which is primarily due to a non-recurrent legal settlement gain recorded in fiscal 1998 in the amount of $350,073 and the reclassification of fleet services income for $596,000 for fiscal 1999 from other income to selling expenses.

PROVISION FOR INCOME TAXES

Income taxes were $762,472 and $188,663 for the fiscal years ended September 30, 1999 and 1998, respectively. The lower tax rate in the prior period resulted mainly from the utilization of additional tax credits and tax shelters in 1998, and to higher taxable income results in 1999.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES: As of September 30, 2000, the Company had $4.3 million in cash and cash equivalents. The working capital deficit was $8.2 million as of September 30, 2000, compared to a positive working capital of $6.2 million at the end of fiscal year 1999. The Company plans to restructure its short-term debt to long-term debt to address the deficit. This decrease in working capital is primarily due to an increase in short-term liabilities, which include the reclassification to current liabilities of the first amortization of the private placement debt for a total of $4 million. The current ratios were 0.79 and 1.25 as of September 30, 2000 and 1999, respectively.

Cash provided by operating activities was $9.7 million and $14.0 million for fiscal years 2000 and 1999, respectively. The decrease in fiscal 2000 is mainly due to a lower income before minority income, and increases in commercial notes and accounts receivable. Notes and accounts receivable increased as a result of new clients added and important payments made in advance to suppliers of materials used for capital expenditures. The Company entered into an agreement to supply a customer in Honduras with broiler chicken during the first quarter of fiscal 2001, with broiler chicken for a total value of approximately $630,000.

INVESTING ACTIVITIES: Funds used for investing activities during fiscal 2000, totaled $17.4 million, compared to $8.9 million invested during fiscal 1999. Investing cash flows reflect capital expenditures, which are primarily related to purchases and improvements in production equipment and facilities. The Company is investing in the expansion of the by-products processing plant to increase production and also in the animal feed plants to lower costs of production and to increase production for internal consumption as a result of increased projected sales. The expansion of the animal feed plants will position the Company as a leader in "pellet" animal feed production in Central America. In addition, the Company is remodeling the waste and recycling facilities and has also installed a communication network between different locations of the Company's facilities, has acquired an enterprise resource planning system and has remodeled some restaurants. The Company anticipates that it will spend approximately $6 million during the next fiscal period for capital expenditures mostly related to the production area, and expects to finance such expenditures primarily with long-term financing or through the issuance of a public offering of preferred shares by As de Oros in Costa Rica.

FINANCING ACTIVITIES: As of September 30, 2000, the Company had lines of credit agreements with banks and raw material suppliers for a maximum aggregate amount of $27 million, of which $16.7 million had been used. Agreements may be renewed annually and bear interest at annual rates ranging from 8.00% to 11.75%. Property and other collateral secure those agreements.

During fiscal 2000, net cash provided by financing activities was $7.2 million, compared to $5.2 million used in financing activities during fiscal 1999. Long-term debt funds were used mainly to finance capital expenditures and for debt restructuring from short-term to long-term in the Company's subsidiaries. Cash provided by short-term debt was primarily used as a bridge loan to temporarily finance capital expenditures. The Company is in the process of completing long-term loans to restructure the short-term debt.

As de Oros was authorized for the next fiscal year by the "Superintendencia General de Valores" - the official market and securities regulator in Costa Rica, to offer 1,000,000 preferred shares with a par value of $20 million (the "Preferred Shares") in Costa Rica during fiscal year 2001. This $20 million offering will pay a 9.5% annual dividend payable every three months. The Company plans to invest the funds received from the sale of Preferred Shares issued, in capital expenditures primarily in the production area to enable future growth in international markets. The Company cannot assure that all Preferred Shares from this public offering will be sold in the market, and therefore will not depend upon funds from this public offering to continue its normal operations.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Management
-------------------------

The Company imports all of its corn, the primary ingredient in chicken feed, from the United States of America. Fluctuations in the price of corn may significantly affect the Company's profit margin. The Company purchased approximately $l.3 million of corn monthly through the Chicago Board of Trade ("CBOT") during fiscal 2000. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires consistent and daily hedging in order to minimize the effect of price increases on the Company's profit margin.

The Company has been actively hedging its exposure to corn price fluctuations since 1991. The Company evaluates, on a daily basis, the prices of corn and soybean meal. All hedging activities are supervised by a Hedging Committee, which consists of members of the Company's Management and meets at least once a month to evaluate the Company's exposure to corn and soybean meal price fluctuations. The Company's strategy is to hedge against price increases in corn and soybean meal, the Company is not involved in speculative trading. Contracts range from one month to six months.

The Company will buy directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company's hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analysis. The Company bases its target prices on the worst case price assumptions (i.e. high corn prices). The prices paid by the Company for corn were 8.12% above its budgeted prices for the year ended September 30, 2000.

The Company has a $500,000 credit line with Futures U.S.A., Inc. ("FIMAT") and draws upon this credit line to cover its initial margin deposit. The interest rate paid on this line of credit averages an annual rate of less than 10% on drawn amounts. The Company is in frequent contact with its brokers (at least three to four times a day) and receives advice from the brokers' corn experts.

The Company's average monthly soybean meal purchase was approximately $1.08 million for fiscal 2000. The hedging strategies for soybean meal purchases are identical to that of corn purchases, except that the Company purchases its soybean meal through a company in Costa Rica, INOLASA, in which the Company holds a 10% equity ownership. In Costa Rica, there is a 5% tax for soybean meal imports, which is not levied if purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT. The prices paid by the Company for soybean meal were 2.21% below budgeted prices for the year ended September 30, 2000.

Exchange Rate Risk Management
-----------------------------

The Company makes U.S. dollar payments for the majority of its raw materials and bank facilities. This U.S. dollar expense component is not unique to the Company, as most poultry producers in Central America must rely on U.S. companies for raw materials such as corn, soybean meal and reproduction birds. Given its U.S. dollar exposure, the Company actively manages its currency exchange rate risk. The Company uses a financial model to determine the best strategy to mitigate against the devaluation of the currency of Costa Rica, the colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. For the fiscal years ended September 30, 2000, 1999 and 1998, the national devaluation rates were 7.06%, 10.81% and 10.6%, respectively, and correspondingly, the Company increased its prices 9.90%, 11.19% and 13.03%, respectively. Management believes that the Company's strong market will allow for this type of price increase without sacrificing long-term demand and market share. The Company has successfully passed along such price increases for the last five years. Management plans to increase its export operations in order to increase its U.S. dollar revenues, as all export sales are made in U.S. dollars. For the fiscal year ended September 30, 2000, exports increased 34.8%, compared to exports for the same period in 1998 and represented 4% of total sales.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference to the Independent Auditor's Report included on page F-2 and from the consolidated financial statements and supplementary data on pages F-3 through F-33 on this Form 10-K.

ITEM 9.     CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

PART III
--------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Directors and Executive Officers of the Company, their ages and present positions held in the Company, as of September 30, 2000, are as follows:

NAME                                  AGE            POSITION HELD

Calixto Chaves                         54            Chairman, Chief Executive
                                                     Officer,President and
                                                     Director

Jose Pablo Chaves                      28            Director, Chief
                                                     Operating Officer

Dr. Federico Vargas                    67            Director,Chairman Audit
                                                     Committee since fiscal
                                                     1999.

Jorge M. Quesada                       51            Treasurer and Director
                                                     Member Audit Commmitte

Luis J. Lauredo                        51            Director (until 1/7/00)
                                                     Chairman Audit
                                                     Committee (Until 1/7/00)

Alfred E. Smith, IV                    49            Director

Monica Chaves                          29            Secretary, Director

The Honorable Ambassador
   Luis Guinot, Jr.                    65            Director

Randall Piedra                         34            Chief Financial Officer

Mauricio Marenco                       36            Chief Investor Officer
                                                     and Assistant Secretary

Trond S. Jensen                        47            Director (since 9/1/00)

Jack Peeples                           70            Director (since 9/1/00)


The Company's Directors will serve in such capacity until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. Calixto Chaves and Monica Chaves are father and daughter. Calixto Chaves and Jose Pablo Chaves are father and son. Jorge M. Quesada is the brother-in-law of Calixto Chaves. Mr. Mauricio Marenco, Chief Investor Relations and Assistant Secretary is married to one of Mr. Calixto Chaves' nieces. Otherwise, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

CALIXTO CHAVES. Mr. Chaves is the founder and President of Corporacion Pipasa, S.A. from its inception in 1969 to the present. He is currently on the Boards of Directors of Central American Oils and Derivatives, S.A., and American Oleaginous Industry. From 1994 to 1996, he was a Board member of Cerveceria Americana, a private brewery. In 1994, he served as an advisor to the President of Costa Rica and the Ministry of Economic Business Affairs. From 1983 to 1985, he was a member of the Board of Directors of the Sugar Cane Agricultural League. From 1982 to 1986, he served as Minister of the Ministry of Industry, Energy and Mines of Costa Rica and became Minister of Natural Resources of Costa Rica in 1986. From 1982 to 1986, Mr. Chaves was a member of the Board of Directors of MINASA, a mining company in Costa Rica. Mr. Chaves was the founder of the Chamber of Industries in the province of Heredia in Costa Rica. From 1973 to 1974, he was President of the Board of Directors of Banco Nacional de Belen.

DR. FEDERICO VARGAS. Dr. Vargas is a Board member of Corporacion Pipasa, S.A., one of the Registrant's subsidiaries. He has served as a Professor of Economics and Social Sciences at the University of Costa Rica from 1963 to the present. Dr. Vargas has been involved extensively in political activities since 1974. From 1990 to 1994, he served as a Deputy in the Assembly of Costa Rica. From 1993 to 1994, he was Chairman of the Legislative Section of the Partido Liberacion Nacional of Costa Rica. Prior to 1990, Dr. Vargas held a number of political offices, including Minister of Finance on two occasions, Ambassador of Costa Rica to the United States, Ambassador of Costa Rica to the Organization of American States, Counselor to the President of Costa Rica in Finance and
External Debt, with the rank of Minister of Economics, and Advisor to the President of Costa Rica. His teaching activities included serving as the Chairman of the "Instituto de Investigaciones Economicas", University of Costa Rica and Director of School of Economics and Social Sciences of the University of Costa Rica. Dr. Vargas serves on the Boards and advisory bodies of numerous charitable and educational organizations and is the author of a number of publications in economic and educational matters. He obtained his Bachelors in Business Administration from Nichols College in Massachusetts in 1954 and his Ph.D. from the University of Colorado in 1967. He has also attended the Wharton School of Finance and Commerce at the University of Pennsylvania. Mr. Vargas graduated from the University of Costa Rica with a degree in Business Administration.

LIC. JORGE M. QUESADA. Mr. Quesada has held numerous positions with Corporacion Pipasa, S.A. since 1985, and was its Executive Vice President from 1990 to 1999, and is presently its Executive President. Mr. Quesada was appointed Executive President of Pipasa and As de Oros on March 1, 1999. He was a member of the Boards of Directors of Banco Fomento AgrIcola (k/n/a BFA) from 1991 to 1996. From 1987 to 1991, he was on the Board of Directors of Financiera Belen, S.A. Mr. Quesada has conducted numerous seminars regarding marketing topics. He obtained his Degree in Business Administration, with emphasis on Public Accounting, from the University of Costa Rica in 1984.

LUIS J. LAUREDO. From 1995 to the present, Mr. Lauredo has been President of Greenberg Traurig Consulting, Inc., an affiliate of the international law firm, Greenberg Traurig Hoffman, Lipoff, Quentel & Rosen, of Miami, Washington, and New York. From 1994 to 1995, he was Executive Director of the Summit of the Americas. From 1992 to 1994, he was a Commissioner on the Florida Public Service Commission, as well as Chairman of the International Relations Committee of the National Association of Regulatory Utility Commissioners. In his career, Mr. Lauredo has held a number of positions in the banking industry, including Senior Vice President of the Export-Import Bank of the United States of America. He has represented the President of the United States as special U.S. Ambassador to the inaugurations of the Presidents of Colombia, Venezuela, Brazil, and Costa Rica. He also served as a founding Director of the Hispanic Council on Foreign Affairs (Washington, D.C.). Mr. Lauredo received his B.A. from Columbia University in New York City and has attended the University of Madrid in Spain and Georgetown University Law Center in Washington, D.C. Mr. Lauredo was appointed United States Ambassador to the Organization of American States, and resigned from the Board of Directors of the Company on January 7th , 2000 as a result of this significant appointment.

ALFRED E. SMITH, IV. Mr. Smith has been a director of the Company since June 1, 1994. Mr. Smith has been a Managing Director at the Wall Street firm of Hunter Specialists, LLC, New York, since January 1997. From 1979 to 1996, he was with CMJ Partners, a New York Stock Exchange member firm. Mr. Smith is the Chairman of the Government Relations Committee of the New York Stock Exchange, Director and Secretary of the Alfred Emanuel Smith Memorial Foundation, where he also is the Dinner Chairman; Chairman of the Cardinal's Committee for the Laity-Wall Street Division since 1985; Founder and Chairman of Hackers for Hope since 1989; Director of the Center for Hope since 1989; a Director at the Catholic Youth Organization until 1997; and member at the President's Council, Memorial Sloan Kettering Hospital since 1986; and a member of the New York City Advisory Board of the Enterprise Foundation. Mr. Smith has also been a member of the Board of Trustees of St. Vincent's Hospital and Medical Center, since 1986, and the Cavalry Hospital since 1998, and was a member of the Board of Trustees of Iona Prep School, Saint Agnes Hospital, and Our Lady of Mercy Medical Center. Mr. Smith is a member of the Association of the Sovereign Military Order of Malta. He has received numerous awards for his charity humanitarian work, including "Wall Street 50" Honoree Humanitarian Award, Terence Cardinal Cooke Center in 1999; Man of the Year Award at Iona Prep in 1986, Club of Champions Gold Medal Award of the Catholic Youth Organization, Ellis Island Medal of Honor, the National Brotherhood Award of the National Conference of Christians and Jews, the Graymoor Community Service Award by the Franciscan Friars of the Atonement, the American Cancer Society's Gold Sword of Hope Award, and the Terence Cardinal Cooke Humanitarian Award by Our Lady of Mercy Medical Center. Mr. Smith was educated at Villanova University.

MONICA CHAVES. Ms. Chaves is Secretary of the Board of Directors of Rica Foods, Inc. and is also member of the Board of Directors of Corporacion Pipasa. Ms. Chaves joined Corporacion Pipasa as assistant manager in the company's Finance Division in 1991, when she was in charge of Pipasa's Special Investment
Department. In 1996, when the Company went public, Ms. Chaves assumed the Company's Investor Relations Department. Ms. Chaves was appointed the Vice President of Administration of Pipasa and As de Oros on March 1, 1999. Ms. Chaves received a bachelors degree in Business Administration from Saint Michaels College, Vermont.

HONORABLE AMBASSADOR MR. LUIS GUINOT, JR. Ambassador Luis Guinot, Jr. attended college in the United States of America, where he graduated from the Catholic University of America School of Law in Washington, D.C. After completing his undergraduate studies at New York University, he was commissioned an Ensign in the U.S. Navy where he served in several billets-both shore and afloat, including a tour of duty as gunnery officer of the destroyer USS Gearing (DD710) and Senior Shore Patrol Officer of the U.S. Sixth Fleet based in Naples, Italy. After completion of his military obligation, Mr. Guinot entered the private practice of law in Washington, D.C. Mr. Guinot has served as United States Ambassador to the Republic of Costa Rica, as the Assistant General Counsel of the United States Department of Agriculture and as Administrator of the Office of the Commonwealth of Puerto Rico in Washington, D.C. Additionally, Mr. Guinot has also appeared as speaker and lecturer on United States-Latin American Trade, North American Foreign Trade Agreement ("NAFTA") and General Agreement on Trade and Tariffs ("GATT") related matters, and he is the author of several newspaper articles on the same subject. Mr. Guinot is a member of the Commonwealth of Virginia and the District of Columbia Bar Associations and has been admitted to practice before the bars of the U.S. Supreme Court, the 1st and the 11th Circuit Court of Appeals, the Bars of the Southern District of New York, and the Southern District of Florida, Eastern Districts of Virginia, and the Court of Military Appeals. Mr. Guinot is also a fellow of the American Bar Foundation, served in the U.S. Presidential Commission on Civil Disorders (Kerner Commission) and former member of the Board of Directors of the Legal Services Corporation. Mr. Guinot was awarded the Grand Order of Juan Mora (Silver Plaque) by the Government of Costa Rica. He has been featured speaker on Conferences on the general subject of hemispheric free trade and served as legal advisor to U.S. corporations doing business in Latin America as well as legal advisor to ministries of Central and South American Countries. In addition to serving as a member of the Board of Directors of Rica Foods Mr. Guinot was recently appointed to serve in the Board of Directors of Tampa Energy Co. ("TECO") of Tampa, Florida. Mr. Guinot is currently practicing law in the Washington, D.C. office of Shapiro, Sher & Guinot, P.A. of Baltimore, Maryland.

JOSE PABLO CHAVES. Mr. Chaves is a member of the Board of Directors of Pipasa and As de Oros, as well as Restaurantes As de Oros, S.A., of which the Company agreed to sell 81% of its shares on October 2000, and is a board member of the Company and the Company's Chief Operating Officer. Mr. Chaves studied Business Administration with emphasis in Marketing at Babson College, Massachusetts and in Costa Rica. Mr. Chaves is the founder of three Costa Rican Companies.

TROND SIGURD JENSEN. Mr. Jensen was born in Oslo, Norway. Mr. Jensen graduated from Handels Gymnas in 1973 and in 1983 he received a Bachelor of Arts Degree in Economics from the University of California, San Diego. In 1984, he was transferred to New York City to manage Banco Consolidado New York. During his two years in New York City, he successfully expanded the bank's operation and improved financial results while developing operations in Venezuela. He also worked at Latino Financial Group, headquartered in Venezuela, to build up a commodity trading company where he combined his financial and banking experience with his roots in business and trade. Mr. Jensen created and headed the Latimar Trading Company and opened Latimar offices in Miami, Caracas, Curacao and Oslo. In 1989, Mr. Jensen became an equity partner in Latimer Trading Company and continued building the venture until selling his position in 1992 when he decided to assume the ownership and management of Sigurd Jensen a/s, Oslo, Norway. Simultaneously, he established an affiliated company, Sigurd Jensen & Co., based in Miami, Florida. Since 1992, Mr. Jensen has successfully developed, expanded and diversified the family enterprise first established in 1903. Today, through strategic alliances and affiliations, Sigurd Jenesen is involved in a wide range of activities including cargo and vessel chartering, the export and marketing of food commodities from South America to the Far East and the United States, privatization projects in Central and South America and investments in food and maritime-transportation projects. During his fourteen years in Miami, Mr. Jensen has been active in numerous community organizations, including the Beacon Council, the Dade County Committee for World Trade and the Homestead Diversification Project. He is also a director of the Norwegian American Chamber of Commerce and a member of various corporate boards and civic committees.

JACK PEEPLES. Mr. Peeples served in the Korean War as an Airborne Infantry Officer and Rifle Company Commander. He was awarded Combat Infantryman Badge, Bronze Star for Valor and Purple Heart. Mr. Peeples graduated from the University of Florida College of Law in 1957 and joined the law firm of former Governor Leroy Collins in Tallahassee, Florida. Mr. Peeples was appointed as Legislative Counsel to Governor Collins in 1958 and was appointed to the Governor's Cabinet as State Beverage Director in 1959. Mr. Peeples returned to the private practice of law in 1961, specializing in legislative and administrative practice in Tallahassee, Florida. He was a founding partner in Peeples, Earl & Blank in 1970, specializing in environmental law. Mr. Peeples retired from Peeples, Earl & Blank in 1994 and joined White & Case as Of Counsel. Mr. Peeples served as Campaign Chairman and Chairman of Transition Team for Governor Lawton Chiles and Legislative and Senior Counsel to the Governor. He has also served as Vice-Chairman of Governor's Commission on Governance, Vice-Chairman of Governor's Commission on the Homeless, Chairman of Florida Aviation Commission, and Co- Chairman of the Dade County Homeless Trust. Mr. Peeples is a Board Member of the Florida Independent College Fund, Member of the Board of Overseers of the University of Florida Medical School, and representative of the Governor and Cabinet on the Downtown Development Authority for Tallahassee, Florida. He has also served as General Counsel and member of the Board of Directors of Deltona Corporation, a New York Stock Exchange ("NYSE") company, and he is a member of the Board of Directors and Chairman of the Audit Committee of United Petroleum Group, a Hunt family company, and as Senior Counsel and member of the Board of Directors of Senior Networks, Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally,
Item 405 of Regulation S-K under the 34 Act requires the Company to identify in its Form 10-K and Proxy Statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company reports that to the best of its knowledge all of the Company's officers or directors and all persons owning more than ten percent of its shares have filed the subject reports on a timely basis during the past fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth for the summary compensation table for the most highly compensated officers for the last three fiscal years:

                                                      Salary         Other
         Name and Main Position             Years  Compensation  Compensation(1)
         ----------------------             -----  ------------  ---------------

Calixto Chaves - Chief Executive Officer    2000     $136,764       $5,633
Calixto Chaves - Chief Executive Officer    1999     $128,262       $1,953
Calixto Chaves - Chief Executive Officer    1998     $126,780       $1,993

All salary compensation was paid in Costa Rican colones. For the purposes of this presentation, all compensation has been converted to U.S. dollars at the then current exchange rate for Costa Rican colones.

(1)  Represents Director's fees payable for action as a Director of Pipasa.

Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee consisting of Calixto Chaves, Chairman of the Board, President and Chief Executive Officer and Jorge Quesada, Treasurer and Director. This Committee makes the determinations for stock issuance pursuant to the Company's compensation plans. The Company has no retirement, pension or profit sharing plans covering its officers and directors, but does contemplate implementation of such a plan in the future through Pipasa and As de Oros. The Company's subsidiaries, Pipasa and As de Oros have implemented such a plan that includes all of its employees, management and officers.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the latest practicable date, December 15, 2000, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director,
(iii) certain executive officers of the Company.



                                                     Amount and Nature
Name and Address of Beneficial Owner(1)                of Beneficial           Percentage of Shares
                                                     Ownership (2) (3)               Owned (2)
---------------------------------------------------------------------------------------------------
Calixto Chaves                                        5,548,433 (5)(4)               44.44%
Comercial Angui, S.A.                                 2,318,130 (6)                  19.46%
c/o Bufete Chaverri, Soto & Asociados
      Barrio Escalante de Cine Magaly,
      400 Metros Este
      San Jose, Costa Rica
Jorge M. Quesada                                         45,795 (7)                    *
Monica Chaves                                           133,334 (8)                    *
Luis Guinot, Jr.                                              -                        *
Luis J. Lauredo                                               -                        *
Federico Vargas                                               -                        *
Alfred E. Smith IV                                       33,334                        *
Jose Pablo Chaves                                       279,324 (9)                    *
Jose A. Zamora                                           47,295(10)


_________________________

* Indicates less than 1% of outstanding shares owned.

(1) Unless otherwise indicated, the address of each beneficial owner is Rica Foods, Inc., 8550 N.W., 17th Street, Suite 100, Miami, Florida 33126.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options, warrants and convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(3) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(4) Includes 861,315 shares of Common Stock owned of record by Atisbos de Belen, S.A., a corporation in Costa Rica wholly-owned by Mr. Chaves and his wife, 704,857 shares of Common Stock owned of record by Inversiones Leytor, S.A., a Costa Rican company wholly-owned by Mr. Chaves, and 298,667 shares of Common Stock owned of record by OCC, S.A., a company in Costa Rica wholly-owned by Mr. Chaves and his wife. Does not include 133,334 shares and 279,324 shares owned by his adult daughter and adult son respectively.
(5) Includes 3,683,595 shares of Common Stock acquired by Inversiones la Ribera S.A., a corporation in Costa Rica owned by Mr. Chaves and his wife.
(6) Includes 1,670,921 shares of Common Stock acquired by Comercial Angui, S.A., a corporation in Costa Rica owned by Mr. Echeverria and his wife.
(7) Includes 45,795 shares owned by Jorque, S.A., a closely-held company in Costa Rica whose principal shareholders are the wife and sons of Mr. Jorge Quesada.
(8) Owned of record by Moninternacional, S.A., a corporation in Costa Rica owned by Monica Chaves. Mr. Chaves disclaims any beneficial ownership of these shares.
(9) Owned of record by Rtrosptva, S.A. a corporation in Costa Rica wholly owned Jose Pablo Chaves. Mr. Chaves disclaims any beneficial ownership of these shares.
(10) Owned of record by Inversiones Zamora y Aguilar S.A., a corporation in Costa Rica wholly owned by Jose A. Zamora and wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Balances and transactions with related parties consist of the following:

                                                   2000            1999
                                                   ----            ----
     Due from stockholders                      $4,900,499      $  644,988
     Due from related parties                       39,618       2,954,579
     Due to stockholders (short-term)               76,657          75,108
     Due to stockholders (long-term)                16,409          16,715

Balances due from stockholders for fiscal years 2000 and 1999 originate from loans which bear interest at market rates which range from 10.5% to 12% in U.S. dollars and 16% in Colones, made primarily to the Company's Chief Executive Officer, other stockholders and to Inversiones La Ribera, a company 100% owned by the Company's Chief Executive Officer. Interest income for fiscal years ended September 30, 2000, 1999 and 1998 amounted to $$405,040, $87,535 and $53,200, respectively.

Current and long-term  balances due to  stockholders  in 2000 and 1999 originate
from  notes  payable  to  the  Company's  Chief  Executive   Officer  and  other
stockholders.

During fiscal 2000 and 1999, the Board of Directors of Pipasa declared a dividend to common stockholders for a total of 637,000 and 510,565 "TCA" preferred shares of Pipasa, valued at $2,143,626 and $1,929,766, respectively. In accordance with the Company's ownership, Inversiones La Ribera, S.A. received 257,602 shares during fiscal year 2000 and 206,472 shares during fiscal year 1999, valued at $866,882 and $780,397, respectively. Immediately after the issuance of such preferred stock, Inversiones La Ribera, S.A. used of the total proceeds of the purchase to cancel outstanding debts with Pipasa, during each of fiscal 2000 and 1999. The dividends distributed during fiscal years 2000 and 1999, correspond to earnings pertaining to fiscal periods 1999 and 1998, respectively.

During fiscal 2000, the Board of Directors of As de Oros declared a dividend of 590,000 series "TCA" shares of preferred stock of As de Oros valued at $1,983,327 to common stockholders of record as of September 30, 1999. As de Oros distributed 332,642 shares to the Company and 257,358 shares to Comercial Angui, S.A. in accordance with the Company's common stock ownership as of September 30, 1999. The dividends distributed correspond to earnings pertaining to fiscal period 1999.

PART IV
-------

ITEM 14.     EXHIBITS, FINANCIAL SATEMENTS SCHEDULES AND REPORTS ON FORMS 8-K

     14 (a) Documents filed for this item are filed as a separate section following the signature page. Reference is made to the Consolidated Financial Statements beginning on page F-1.

     (1)  See Page No. F-1.

     (2) Schedules, other than Page F-1 are omitted because of the absence of conditions under which they are required or because the information required is included in the consolidated financial statements and notes thereto.

     (3)  Exhibits



     Number          Description                      Reference
     --------------------------------------------------------------------------------------
     (2)             Acquisition Plans

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

     (3)   3.1       Articles of Incorporation
           3.2       By-Laws

     (10)            Material contracts

     (21)            Subsidiaries of the Registrant





     (27)            Financial Data Schedule   See page 72


     (b) Reports on form 8-K. During the first quarter of fiscal year ended September 30, 2000, the Company filed two reports on Form 8-K on November 29, 1999 and December 16, 1999, two reports on Form 8K/A on February 2, and February 10, 2000, pertaining to the acquisitions referenced above. These reports and exhibits thereto are hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RICA FOODS, INC.



Dated                                  By:
     -------------------------            --------------------------------------
                                          Calixto Chaves
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated                                  By:
     -------------------------            --------------------------------------
                                          Randall Piedra
                                          Chief Financial Officer



Dated                                  By:
     -------------------------            --------------------------------------
                                          Monica Chaves
                                          Secretary

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10K

                                    EXHIBITS

                                       TO

                                RICA FOODS, INC.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and Stockholders of RICA FOODS, INC.:


We have audited the accompanying consolidated balance sheets of RICA FOODS, INC. (a Nevada corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RICA FOODS, INC. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP



   Miami, Florida,
   December 22, 2000.

                       RICA FOODS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          September 30, 2000 and 1999



                     Assets                                                         2000              1999
                                                                                    ----              ----
    Current assets:
        Cash and cash equivalents                                              $  4,256,636      $  3,913,168
        Short-term investments                                                       86,557            32,747
        Notes and accounts receivable, net                                       11,187,031         9,603,282
        Due from related parties                                                     39,618         2,954,579
        Inventories, net                                                         14,307,768        13,896,517
        Prepaid expenses                                                            557,519           366,221
                                                                               ------------      ------------
                  Total current assets                                           30,435,129        30,766,514

    Property, plant and equipment, net                                           45,425,881        31,923,486
    Long-term receivables-trade                                                     640,222           114,346
    Long-term investments                                                         3,965,385         4,260,663
    Other assets, net                                                             4,010,364         1,875,888
    Cost in excess of net assets of acquired business, net                        3,705,392         1,382,226
                                                                               ------------      ------------
                  Total assets                                                 $ 88,182,373      $ 70,323,123
                                                                               ============      ============

                Liabilities and Stockholders' Equity

    Current liabilities:
        Accounts payable                                                       $ 16,161,076      $ 12,084,992
        Accrued expenses                                                          3,862,659         3,604,397
        Notes payable                                                            12,878,147         7,582,890
        Current portion of long-term debt                                         5,680,190         1,182,184
        Due to stockholders                                                          76,657            75,108
                                                                               ------------      ------------
                  Total current liabilities                                      38,658,729        24,529,571

    Long-term debt,  net of current portion                                      21,820,905        21,443,589
    Due to stockholders                                                              16,409            16,715
    Deferred income tax liability                                                 2,899,511         1,764,735
                                                                               ------------      ------------
                  Total liabilities                                              63,395,554        47,754,610
                                                                               ------------      ------------

    Minority interest in Subsidiary                                               1,336,445         9,468,206
                                                                               ------------      ------------
    Commitments and Contingencies (Note 19)

    Stockholders' equity:
        Common stock                                                                 12,855             7,486
        Preferred stock                                                           2,216,072         2,216,072
        Additional paid-in capital                                               25,760,950        12,137,326
        Accumulated other comprehensive loss                                    (8,758,737)       (6,828,500)
        Retained earnings                                                         9,388,127         6,481,305
                                                                               ------------      ------------
                                                                                 28,619,267        14,013,689
        Less:
        Due from stockholders                                                   (4,900,499)         (644,988)
        Treasury stock, at cost                                                   (268,394)         (268,394)
                                                                               ------------      ------------
                   Total  stockholders' equity                                   23,450,374        13,100,307
                                                                               ------------      ------------

                  Total liabilities and stockholders' equity                   $ 88,182,373      $ 70,323,123
                                                                               ============      ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       RICA FOODS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                 Years ended September 30, 2000, 1999 and 1998


                                                                                 2000               1999               1998
                                                                                 ----               ----               ----

       Net sales                                                            $ 123,628,327      $ 118,549,625       $ 98,793,976
       Cost of sales                                                           83,756,904         77,274,794         71,464,203
                                                                            -------------      -------------       ------------
                 Gross profit                                                  39,871,423         41,274,831         27,329,773
                                                                            -------------      -------------       ------------
       Operating expenses:
           General and administrative                                          13,577,143         11,412,996          8,694,664
           Selling                                                             18,955,061         17,035,717         12,182,757
           Amortization  of cost in  excess of net
              assets of acquired business                                         953,828             398,941           297,206
                                                                            -------------      -------------       ------------
                 Total operating expenses                                      33,486,032         28,847,654         21,174,627
                                                                            -------------      -------------       ------------

                 Income from operations                                         6,385,391         12,427,177          6,155,146
                                                                            -------------      -------------       ------------
       Other expenses (income):
           Interest expense, net of interest capitalized                        3,548,935          3,484,314          3,108,182
           Interest income                                                    (1,660,747)          (677,155)          (614,211)
           Foreign exchange losses, net                                         1,562,549          1,806,311          1,412,971
           Miscellaneous, net                                                   (790,039)          (360,341)        (1,392,732)
                                                                            -------------      -------------       ------------
                Other expenses, net                                             2,660,698          4,253,129          2,514,210
                                                                            -------------      -------------       ------------
                Income before income taxes and minority interest                3,724,693          8,174,048          3,640,936
       Provision for income taxes                                                  80,223            762,472            188,663
                                                                            -------------      -------------       ------------
                Income before minority interest                                3,644,470          7,411,576          3,452,273
       Minority interest                                                        (572,631)        (4,133,011)        (2,094,962)
                                                                            -------------      -------------       ------------
                Net income                                                      3,071,839          3,278,565          1,357,311
       Preferred stock dividends                                                  182,892            237,910            227,357
                                                                            -------------      -------------       ------------
       Net income applicable to common stockholders                         $   2,888,947      $   3,040,655       $  1,129,954
                                                                            =============      =============       ============
       Earnings per share:
             Basic earnings per share                                       $        0.24      $        0.43       $       0.16
                                                                            =============      =============       ============
             Diluted earnings per share                                     $        0.24      $        0.42       $       0.16
                                                                            =============      =============       ============
       Weighted average number of common shares outstanding:
           Basic                                                               11,874,190          7,122,170          7,078,949
                                                                            =============      =============       ============
           Diluted                                                             11,878,474          7,269,769          7,113,265
                                                                            =============      =============       ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       RICA FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                 Years ended September 30, 2000, 1999 and 1998


(chart is to be read over the next four pages)



                          Common Stock              Treasury Stock
                           ------------              --------------           Preferred
                         Shares      Amount      Shares         Amount          Stock
                         ------      ------      ------         ------        ---------
 Balance,
  September 30,
  1997                 6,603,132     $ 6,603     188,329     $ (847,967)     $ 2,216,072
Acquisition of
 56.38% of As de
 Oros                    815,686         816           -              -                -
Cash dividends
 on preferred
 stock
 of Pipasa                     -           -           -              -                -
Repurchase of
 common stock                  -           -     276,710     (1,245,197)               -
Stock swapped
 for Pipasa's
 "TCA" preferred
 stock                         -           -    (146,077)       657,344                -
Pipasa's preferred
 "TCA" stock issued
 as dividend to
 common
 stockholders                 -           -           -              -        1,103,666
Repurchase of
 Pipasa's
 preferred
 "TCA" stock                                                                 (1,103,666)
Net income                    -           -           -              -                -
Translation
 adjustment                   -           -           -              -                -
Decrease in Due
 from
 Stockholders                 -           -           -              -                -
Total
 comprehensive
 income                       -           -           -              -                -
                      ---------     -------     -------    -----------      -----------
Balance
 September 30,
 1998                 7,418,818       7,419     318,962     (1,435,820)       2,216,072

Pipasa's "TCA"
 preferred
 stock issued as
 dividend to
 common
 stockholders                 -           -           -              -          826,100
Pipasa's treasury
 Preferred "TCA"
 stock issues as
 dividends of
 common stock                 -           -           -              -        1,103,666
Repurchase of
 Pipasa's "TCA"
 preferred shares             -           -           -              -       (1,929,766)
Cash dividends
 on preferred
 stock of Pipasa              -           -           -              -                -
Repurchase of
 common stock                 -           -       5,500        (77,771)               -
Adjustment to
 outstanding
 common stock,
 result of reverse
 stock split                321           -           -              -                -


                          F-5A (continued on next page)


(Chart continued from above)



                       RICA FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                 Years ended September 30, 2000, 1999 and 1998


                                                       Accumulated                                       Comprehensive
                     Additional                           Other                            Total             Income
                      Paid-In          Due from       Comprehensive    Retained        Stockholders         For the
                      Capital        Stockholders          Loss        Earnings           Equity             Period
                     ----------      ------------     -------------    --------        ------------      -------------
Balance,
 September 30,
 1997                $ 9,388,209     $  (920,476)     $(4,675,549)     $ 2,122,542     $ 7,289,434                  -
Acquisition of
 56.38% of As de
 Oros                  2,599,184               -                -                -       2,600,000                  -
Cash dividends
 on preferred
 stock
 of Pipasa                     -               -                -         (135,413)       (135,413)                 -
Repurchase of
 common stock                  -               -                -                -      (1,245,197)                 -
Stock swapped
 for Pipasa's
 "TCA" preferred
 stock                         -               -                -                -         657,344                  -
Pipasa's preferred
 "TCA" stock issued
 as dividend to
 common
stockholders                   -               -                -                -       1,103,666                 -
Repurchase of
 Pipasa's
 preferred
 "TCA" stock                                                                            (1,103,666)                -
Net income                                                               1,357,311       1,357,311         1,357,111
Translation
 adjustment                                              (954,486)               -        (954,486)         (954,486)
Decrease in Due
 from
 Stockholders                  -         750,063                -                -         750,063                 -
Total
 comprehensive
 income                        -               -                -                -               -           402,625
                     -----------     -----------      -----------      -----------     -----------       -----------
Balance,
 September 30,
 1998                 11,987,393        (170,413)      (5,630,035)       3,344,440      10,319,056                 -
Pipasa's "TCA"
 preferred
 stock issued as
 dividend to
 common
 stockholders                                                                              826,100
Pipasa's treasury
 Preferred "TCA"
 stock issues as
 dividends of
 common stock                                                                            1,103,666
Repurchase of
 Pipasa's "TCA"
 preferred shares              -               -                -                -      (1,929,766)
Cash dividends
 on preferred
 stock of Pipasa               -               -                -         (141,700)       (141,700)                -
Repurchase of
 common stock                  -               -                -                -         (77,771)                -
Adjustment to
 outstanding
 common stock,
 result of reverse
 stock split                   -               -                -                -               -                 -


                         F-5B (continued on next page)

                       RICA FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                 Years ended September 30, 2000, 1999 and 1998

                                                            (Continued)



                          Common Stock              Treasury Stock
                           ------------              --------------           Preferred
                         Shares      Amount      Shares         Amount          Stock
                         ------      ------      ------         ------        ---------
Warrants
 exercised                66,666          67           -              -                -
Issued treasury
 stock                                          (276,710)     1,245,197                -
Net income                     -           -           -              -                -
Translation
 adjustment                    -           -           -              -                -
Increase in Due
 from
 Stockholders                  -           -           -              -                -
Total
 comprehensive
 income                        -           -           -              -                -
                      ----------     -------     -------    -----------      -----------
Balance
 September 30,
 1999                  7,485,805       7,486      47,752       (268,394)       2,216,072
Cash dividends on
 preferred shares              -           -           -              -                -
Acquisition of
 40.44% interest
 in Pipasa and
 43.62% interest
 in As de Oros         5,354,516       5,355           -              -                -
Shares granted to
 employees                 7,600           8           -              -                -
Exercise of
 employees' stock
 options                   6,400           6           -              -                -
Net income                     -           -           -              -                -
Translation
 adjustment                    -           -           -              -                -
Increase in Due
 from
 Stockholders                  -           -           -              -                -
Total
 comprehensive
 income                        -           -           -              -                -
                      ----------     -------     -------    -----------      -----------
Balance
 September 30,
 2000                 12,854,321     $12,855      47,752    $  (268,394)     $ 2,216,072
                      ==========     =======     =======    ===========      ===========




  The accompanying notes to consolidated financial statements are an integral part of these statements.

                          F-5C (continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  Years ended September 30, 2000, 1999 and 1998

                                   (Continued)


                                                        Comprehensive Income
                                                               (Loss)
                                                      -------------------------
                                                       Accumulated                                       Comprehensive
                     Additional                           Other                            Total             Income
                      Paid-In          Due from       Comprehensive    Retained        Stockholders         For the
                      Capital        Stockholders          Loss        Earnings           Equity             Period
                     ----------      ------------     -------------    --------        ------------      -------------
Warrants
 exercised               149,933               -                -                -         150,000                  -
Issued treasury
 stock                                                                                   1,245,197                  -
Net income                     -               -                -        3,278,565       3,278,565          3,278,565
Translation
 adjustment                    -               -       (1,198,465)               -      (1,198,465)        (1,198,465)
Increase in Due
 from
Stockholders                            (474,575)               -                -        (474,575)
Total
 comprehensive
 income                        -               -                -                -               -          2,080,100
                     -----------     -----------      -----------      -----------     -----------        -----------
Balance
 September 30,
 1999                 12,137,326        (644,988)      (6,828,500)       6,481,305      13,100,307                  -
Cash dividends on
 preferred shares                                                         (165,017)       (165,017)                 -
Acquisition of
 40.44% interest
 in Pipasa and
 43.62% interest
 in As de Oros        13,463,640               -                -                -      13,468,995                  -
Shares granted to
 employees                 86,856              -                -                -          86,864                  -
Exercise of
 employees' stock
 options                  73,128               -                -                           73,134                  -
Net income                                                               3,071,839       3,071,839          3,071,839
Translation
 adjustment                    -               -       (1,930,237)               -      (1,930,237)        (1,930,237)
Increase in Due
 from
 Stockholders                  -       (4,255,511)              -                -      (4,255,511)                  -
Total
 comprehensive
 income                        -               -                -                -               -          1,141,602
                     -----------     -----------      -----------      -----------     -----------        -----------
Balance
 September 30,
 2000                $25,760,950     $(4,900,499)     $(8,758,737)     $ 9,388,127     $23,450,374                  -
                     ===========     ===========      ===========      ===========     ===========        ===========

                                      F-5D

                       RICA FOODS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Years ended September 30, 2000, 1999 and 1998


                                                                                2000                 1999                 1998
                                                                                ----                 ----                 ----
Cash flows from operating activities:
     Net income                                                             $ 3,071,839          $ 3,278,565          $ 1,357,311
                                                                            -----------          -----------          -----------
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                   4,038,238            3,394,588            2,435,836
              Production poultry                                              2,331,767            1,697,887            1,340,431
              Provision for inventory obsolescence                               33,004               28,740               29,435
              Amortization  of cost in excess  of net  assets
                  of acquired business                                          953,828              398,941              297,206
              Stock options and grants issued to employees                      121,598                    -                    -
              Gain on sales of productive assets                              (509,272)            (214,867)              (3,732)
              Deferred income tax benefit                                     (323,798)            (209,671)            (122,308)
              Provision for doubtful receivables                                352,058              746,599              301,432
              Minority interest in Subsidiary                                   572,631            4,133,011            2,094,962
     Changes in operating assets and liabilities:
              Notes and accounts receivable                                 (1,994,653)          (1,651,518)              952,598
              Inventories                                                   (2,708,186)          (2,674,111)          (1,891,920)
              Prepaid expenses                                                (191,298)             (25,998)              967,717
              Long-term receivables-trade                                     (449,519)              (6,109)               56,116
              Accounts payable                                                4,162,139            4,548,021          (1,920,001)
              Accrued expenses                                                  258,264              568,444              379,910
                                                                            -----------          -----------          -----------
                  Net cash provided by operating
                      activities                                              9,718,640           14,012,522            6,274,993
                                                                            -----------          -----------          -----------

Cash flows from investing activities:
      (Purchases) Sales of short-term investments                               (53,809)              69,145            1,833,749
      Initial cash balance from subsidiary acquired                                  -                     -            1,147,472
      Purchase of property, plant and equipment                             (17,253,793)          (9,419,401)          (5,313,919)
      Purchase of long-term investments                                               -                     -          (2,135,614)
      Proceeds from sales of productive  assets and long-term
         investments                                                          1,850,024               708,629             348,818
      Increase in other assets                                               (1,944,492)             (229,060)           (723,579)
                                                                            -----------          ------------         -----------
                  Net cash used in investing activities                     (17,402,070)           (8,870,687)         (4,843,073)
                                                                            -----------          ------------         -----------


                                                        (Continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended September 30, 2000, 1999 and 1998

                                                    (Continued)


                                                                                2000                 1999                 1998
                                                                                ----                 ----                 ----

Cash flows from financing activities:
     Increase (decrease) in notes payable                                    4,832,597              (883,332)           2,510,177
     Preferred stock cash dividends                                           (271,296)             (339,570)            (288,219)
Long-term financing:
     Payments                                                               (1,355,247)           (2,249,772)          (2,753,919)
     New loans                                                               6,769,264               445,095            2,344,966
Treasury stock acquired                                                              -               (77,771)                   -
Collections from related parties                                                     -                     -              322,239
Advances to stockholders and related party                                  (2,737,373)           (2,276,236)          (2,414,934)
Proceeds from exercise of warrants                                                   -               150,000                    -
Proceeds from exercise of stock options                                         38,400                     -                    -
                                                                           -----------           -----------          -----------
                  Net cash provided by (used in) financing
                      activities                                             7,276,345            (5,231,586)            (279,690)
                                                                           -----------           -----------          -----------
Effect of exchange rate changes on cash
     and cash equivalents                                                       750,553              712,162             750,237
                                                                            -----------          -----------         -----------
                  Increase in cash and cash equivalents                         343,468              622,411           1,902,467
Cash and cash equivalents at beginning of year                                3,913,168            3,290,757           1,388,290
                                                                            -----------          -----------         -----------
Cash and cash equivalents at end of year                                    $ 4,256,636          $ 3,913,168         $ 3,290,757
                                                                            ===========          ===========         ===========

Supplemental disclosures of cash flow information:
     Cash paid during year for:
       Interest                                                             $ 3,859,677          $ 2,611,202         $ 2,482,826
                                                                            ===========          ===========         ===========
       Income taxes                                                         $   517,903          $   281,191         $   117,935
                                                                            ===========          ===========         ===========

      Supplemental schedule of non-cash investing and
        financing activities
       Acquisition of treasury stock through
          financial agreement                                               $         -          $         -         $ 1,245,197
                                                                            ===========          ===========         ===========
       Issuance of treasury stock through financial agreement               $         -          $ 1,245,197         $         -
                                                                            ===========          ===========         ===========
       Common stock dividends paid as preferred shares:
           From Pipasa                                                      $ 2,143,626          $ 1,929,766         $ 1,103,666
                                                                            ===========          ===========         ===========
           From As de Oros                                                  $ 1,983,327          $         -         $         -
                                                                            ===========          ===========         ===========
       Pipasa's  preferred stock  repurchased in exchange for
            outstanding receivables                                         $ 2,143,626          $ 1,929,766         $ 1,103,666
                                                                            ===========          ===========         ===========
       As de Oros'  preferred  stock  repurchased in exchange
            for outstanding receivables                                     $ 1,983,327          $         -         $         -
                                                                            ===========          ===========         ===========
       Acquisition of As de Oros:
           Fair value of assets acquired                                    $ 4,600,000          $         -         $ 7,709,050
                                                                            ===========          ===========         ===========
           Common stock issued                                              $ 7,880,000          $         -         $ 2,600,000
                                                                            ===========          ===========         ===========
           Loan assumed                                                     $         -          $         -         $ 2,400,000
                                                                            ===========          ===========         ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------

Rica Foods, Inc., (the"Company"), formerly Quantum Learning Systems, Inc. was incorporated under the laws of the State of Utah on February 6, 1986 and filed a public offering in 1987. In April 1994, the Company changed its legal domicile from Utah to Nevada. The Company's operations are largely conducted through its 100% owned subsidiaries, Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros"). The Company's subsidiaries' primary business is derived from the production and sale of broiler chickens, processed chicken by-products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals. The Company's subsidiaries own 58 urban and rural outlets throughout Costa Rica, three modern processing plants and three animal feed plants. As de Oros also owns and operates a chain of 36 quick service restaurants in Costa Rica called "Restaurantes As de Oros." Pipasa exports its products to El Salvador, Honduras, Nicaragua, and Colombia.

The Company acquired a 59.56% ownership interest in Pipasa on August 5, 1996, and 56.38% of As de Oros on February 26, 1998. On November 22, 1999 and December 7, 1999, the Company acquired the remaining 43.62% and 40.44% minority interest of As de Oros and Pipasa, respectively, in exchange for the issuance of 1,670,921 and 3,683,595 restricted shares of common stock of the Company. The Company designated November 30, 1999 as the date of acquisition for accounting purposes and as such, has consolidated 100% of earnings of the Subsidiaries beginning on December 1, 1999. The acquisition of Pipasa was accounted for at the value of the minority interest as of the acquisition date, on the basis that the owner of the minority interest of Pipasa is a major stockholder of the Company. The acquisition of As de Oros was accounted for under the purchase method of accounting.

On December 15, 1998, the Board of Directors declared a 1 for 3 reverse stock split (the "Split") of the Company's common stock effective on December 29, 1998. All share amounts have been restated to reflect the Split.

The Company's references herein to Fiscal Years 2000, 1999 or 1998 encompass the years ending September 30, 2000, 1999 and 1998, respectively.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



     Accounting Principles
     ---------------------

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S." or "U.S.A."). Accounting records of the subsidiaries, Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A. are maintained according to generally accepted accounting principles in Costa Rica and have been converted to GAAP in the U.S.A. in consolidation for financial statement presentation purposes.

     Principles of Consolidation
     ---------------------------

The consolidated financial statements include the accounts of Rica Foods, Inc. and its subsidiaries, Pipasa and As de Oros. The minority interests held by third parties in Pipasa and As de Oros are stated separately. As of September 30, 2000, minority interest is composed of preferred shares of As de Oros. Minority interest's share of earnings include dividends paid to preferred shareholders of As de Oros. Prior to the acquisition of the 40.44% minority interest in Pipasa and 43.62% in As de Oros, minority interest share of net income was based on their ownership percentage during the respective periods. All significant intercompany balances and transactions have been eliminated in consolidation.

The September 30, 1996 acquisition of Pipasa was accounted for as a reverse acquisition, whereby Pipasa was treated as the accounting acquiror and the Company as the legal acquiror.

The consolidated financial statements of the Company as of September 30, 2000 and 1999 reflect the acquisition of As de Oros using the purchase method of accounting. The excess of purchase price over the fair market value of the net assets acquired is being amortized using the straight-line method over a period of five years.

     Reclassifications
     -----------------

Certain prior period balances have been reclassified to conform to the fiscal year 2000 presentation.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

The preparation of financial statements in conformity with GAAP in the U.S.A. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include but are not limited to the realization of inventories, the possible outcome of outstanding litigation and the ultimate collection of customer receivables. Actual results in subsequent periods could differ from estimates.

     Foreign Currency Translation
     ----------------------------

Most of the Company's transactions take place in Costa Rica and are denominated in local currency, the colon (cent sign). The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica. As of September 30, 2000, 1999 and 1998, commercial exchange rates were (cent sign)313.35 (cent sign)292.69 and (cent sign)264.07 for US$1.00, respectively.

The financial statements of Pipasa and As de Oros have been translated into U.S. dollars on the basis of the colon (cent sign) as the functional currency, as follows: assets and liabilities denominated in dollars have been stated at nominal dollar amounts; assets and liabilities denominated in Costa

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Rican colones have been translated at the commercial exchange rates in effect on the balance sheet dates, stockholders' equity have been translated at historical exchange rates and income and expenses have been translated at average exchange rates in effect during the fiscal years. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany gains and losses resulting from transactions, are included in results of operations. The related translation adjustments for each fiscal year, along with the cumulative amounts as of the balance sheets, are reflected in the accumulated other comprehensive income (loss) section of the consolidated statements of stockholders' equity.

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

The carrying value of cash and cash equivalents, short-term investments, notes and accounts receivable, due from related parties, accounts payable, notes payable and due to stockholders, are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company estimates that the carrying value of current installments of long-term debt and long-term debt approximates fair value because interest rates are adjustable based on market interest rates.

     Futures Contracts
     -----------------

Futures contracts with original maturities of less than one year are used to hedge fluctuations in corn and soybean meal prices. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on commodity futures transactions are deferred until the futures contracts are liquidated. As of September 30, 2000, the Company has futures contracts in place to hedge purchases of commodities for $1.87 million with a fair value of approximately the same amount.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     Inventories
     -----------

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Costs pertaining to the growth period of reproductive hens consisting primarily of animal feed, labor costs and cost of imported chicks, are capitalized and are subsequently amortized over the expected reproductive life of the hens which is of approximately 16 months.

     Property, Plant and Equipment
     -----------------------------

Property, plant and equipment are stated at cost. Improvements to property, plant and equipment which extend their useful lives are capitalized. Costs for maintenance, repairs and minor renewals are charged to expense when incurred.

Depreciation expense is recorded using the straight-line method over the following estimated useful lives: buildings and facilities-50 years; machinery and equipment-between 5 and 20 years.

Costs of leasehold rights on properties that are accounted for as operating leases are capitalized and amortized over the respective lease term using the straight-line method. Net capitalized leasehold rights amounted to $680,000 as of September 30, 2000.

Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of its cost and are amortized over the assets' estimated useful lives. Interest capitalized during fiscal year 2000 was $680,488.

     Impairment Charges
     ------------------

The Company assesses long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The Company has not recognized an impairment loss for the years ended September 30, 2000, 1999 or 1998.

     Software Development Costs
     --------------------------

The Company capitalizes costs associated with software developed for internal use. Capitalized costs include direct costs of materials, services consumed in developing the software, payroll and payroll-related costs for employee who are directly associated with and who devote time to the internal-use software project, and interest costs incurred while developing the software. Capitalization of such costs ceases when the project is substantially completed and ready for its intended use. The carrying value of software and development costs included in other assets in the consolidated balance sheets amounting to $1,527,872 and $338,641 at September 30, 2000 and 1999, respectively, is regularly reviewed by the Company to determine if an impairment loss should be recognized.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Capitalized internal software development costs are amortized using the straight-line method over a period of five years, which totaled $175,957, $196,942 and $122,761 for the years ended September 30, 2000, 1999 and 1998, respectively.

     Comprehensive Income (Loss)
     ---------------------------

The Company reports comprehensive income (loss) in accordance with FASB Statement No. 130 "Reporting Comprehensive Income" which requires the disclosure of comprehensive income, which includes, the disclosure of comprehensive income, which includes, in addition to net income, unrealized gains and losses which bypass the traditional income statement and are recorded directly into a separate section of shareholders' equity on the balance sheet. The component of other comprehensive income (loss) for the Company consist of unrealized losses relating to the translation of foreign currency financial statements.

     Loan Costs Deferral
     -------------------

The Company is deferring certain commitment fees and other direct loan origination costs. These charges are being amortized over the contractual life of the related loan.

     Advertising Costs
     -----------------

Advertising costs are expensed as incurred. Advertising costs amounted to $829,811, $1,356,226 and $815,699 for the fiscal years ended September 30, 2000,
1999 and 1998, respectively. Advertising expenses are included in selling expenses in the accompanying consolidated statements of income.

     Income Taxes
     ------------

The Company files a tax return for its operations in the United States, which do not include operations of any of its subsidiaries. The Company's subsidiaries, As de Oros and Pipasa, file a tax return in Costa Rica. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No.109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     Change in Method of Accounting
     ------------------------------

For the fiscal year ended September 30, 1999, the Company changed its method of accounting for sales and purchases from integrated producers. Integrated producers are local farmers who raise and feed poultry on behalf of the Company. The new method adopted on October 1, 1998, reflects chickens and materials transferred to integrated producers as inventory. The method used until September 30, 1998, reflected transfers of chicken and materials to the integrated producers as sales at cost. The effect of the change in accounting method was a decrease in sales and cost of sales of approximately $11.5 million for the year ended September 30, 1999. The consolidated statement of income for the fiscal year ended September 30, 1998 has been restated to reflect the new method of accounting. The effect of this restatement was to decrease sales and cost of sales by $4.9 million, increasing the gross profit margin from 26.36% to 27.66%. There was no effect on the net income for the years ended September 30, 1999 and 1998. Sales and cost of sales from integrated producers was included in the "Others" segment for fiscal year ended September 30, 1998.

     New Accounting Pronouncements
     -----------------------------

Accounting for Derivative Instruments and for Hedging Activities:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") for fiscal years beginning after June 15, 1999. SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities be recognized as either an asset or a liability in the statement of financial position and measure those instruments at fair value. Application of this statement is deffered by SFAS No. 137 for one year from June 15, 1999 to June 15, 2000. The Company adopted SFAS No. 137 on October 1, 2000 and its adoption is not expected to have a material effect on the financial statements of the Company.

Revenue Recognition

On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The Company adopted SAB 101 effective October 1, 1999. The adoption of SAB 101 did not have a material effect on the financial statements of the Company, as the revenue recognition policies are in conformity with SAB 101.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Accounting for Certain Transactions Involving Stock Compensation

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

2.   NOTES AND ACCOUNTS RECEIVABLE

Notes and accounts receivable consist of the following:

                                                        2000            1999
                                                        ----            ----
     Accounts:
            Trade receivables                       $ 9,020,999     $ 9,003,334
            Other                                     2,856,915       1,142,976
                                                    -----------     -----------
                                                     11,877,914      10,146,310
     Less: allowance for doubtful accounts             (797,611)       (675,334)
                                                    -----------     -----------
                                                     11,080,303       9,470,976
     Short-term notes-trade                             106,728         132,306
                                                    -----------     -----------
                                                    $11,187,031     $ 9,603,282
                                                    ===========     ===========



3.    ACCOUNTS AND TRANSACTIONS WITH RELATED PARTIES

Balances and transactions with related parties consist of the following:

                                                     2000               1999
                                                     ----               ----

       Due from stockholders                      $4,900,499         $  644,988
       Due from related parties                       39,618          2,954,579
       Due to stockholders (short-term)               76,657             75,108
       Due to stockholders (long-term)                16,409             16,715

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Balances due from stockholders for fiscal 2000 and 1999 originate from loans, which bear interest at market rates which range from 10.5% to 12% in U.S. dollars and 16% in Colones, made primarily to the Company's Chief Executive Officer, other stockholders and to Inversiones La Ribera, a company 100% owned by the Company's Chief Executive Officer. Interest income for fiscal years ended September 30, 2000, 1999 and 1998 amounted to $405,040, $87,535 and $53,200, respectively.

Current and long-term  balances due to  stockholders  in 2000 and 1999 originate
from  notes  payable  to  the  Company's  Chief  Executive   Officer  and  other
stockholders.

During fiscal 2000 and 1999, the Board of Directors of Pipasa declared a dividend to common stockholders of Pipasa for a total of 637,000 and 510,565 "TCA" preferred shares of Pipasa, valued at $2,143,626 and $1,929,766, respectively. In accordance with Pipasa's ownership, Inversiones La Ribera, S.A. received 257,602 shares during fiscal year 2000 and 206,472 shares during fiscal year 1999, valued at $866,882 and $780,397, respectively. Immediately after the issuance of such preferred stock, Inversiones La Ribera, S.A. used the total proceeds of the dividends to cancel outstanding debts with Pipasa, during each of fiscal 2000 and 1999. The dividends distributed during fiscal years 2000 and 1999 correspond to Pipasa's earnings pertaining to fiscal periods 1999 and 1998, respectively.

During fiscal 2000, the Board of Directors of As de Oros declared a dividend of 590,000 series "TCA" shares of preferred stock of As de Oros valued at $1,983,327 to common stockholders of record of As de Oros as of September 30, 1999. As de Oros distributed 332,642 shares to the Company and 257,358 shares to Comercial Angui, S.A. in accordance with As de Oros' common stock ownership as of September 30, 1999. The dividends distributed correspond to As de Oros' earnings pertaining to fiscal period 1999.

4.   INVENTORIES

Inventories consist of the following:

                                                    2000                1999
                                                    ----                ----

        Finished products                       $ 4,049,669         $ 3,029,269
        Poultry                                   3,655,554           3,035,678
        Production poultry                        3,191,343           3,329,784
        Materials and supplies                    1,939,597           2,165,074
        Raw materials                             2,180,936           1,757,125
        In transit                                  391,105           1,469,056
                                                -----------         -----------
                                                 15,408,204          14,785,986
        Production poultry                       (1,025,754)           (836,849)
        Allowance for obsolescence                  (74,682)            (52,620)
                                                -----------         -----------
                                                $14,307,768         $13,896,517
                                                ===========         ===========

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                    2000                1999
                                                    ----                ----

        Land                                    $ 7,608,400         $ 5,676,757
        Buildings and facilities                 13,345,140           9,833,532
        Machinery and equipment                  25,151,983          21,652,888
        Machinery in transit                        350,344             534,158
        Construction in process                   9,917,733           4,639,879
                                                -----------         -----------
                                                 56,373,600          42,337,214
        Less: accumulated depreciation and
                amortization                    (10,947,719)        (10,413,728)
                                                -----------         -----------
                                                $45,425,881         $31,923,486
                                                ===========         ===========

Depreciation expense for the years ended September 30, 2000, 1999 and 1998 amounted to $3,862,281, $3,197,646 and $2,313,075, respectively.

6.   LONG-TERM INVESTMENTS

Long-term investments, which are carried at cost, net of unrealized foreign exchange differences, consist of the following:

                                                     2000               1999
                                                     ----               ----
       Grupo Industrias Oleaginosas S.A.
          ("INOLASA")                            $ 3,317,457        $ 3,551,625
       La Condesa, S.A.                              638,264            683,317
       Others (less than 50% ownership)                9,664             25,721
                                                 -----------        -----------
                                                 $ 3,965,385        $ 4,260,663
                                                 ===========        ===========


INOLASA is the only supplier of soybean meal in Costa Rica. The Company has a 10% ownership interest in INOLASA which is accounted for under the cost method and dividends are recorded in income when they are declared. During the year ended September 30, 2000, the Company received cash dividends from INOLASA amounting to approximately $550,000. During fiscal year 1999, no dividends were declared or paid by INOLASA. For fiscal year 1998, the Company received cash dividends from INOLASA in the amount of $150,000. These dividends are included in miscellaneous, net in the consolidated statements of income.

During 1998, the Company acquired 200,000,000 preferred shares of La Condesa, S.A., a hotel located in Costa Rica. Shares in La Condesa, S.A., a corporation in Costa Rica in the hotel business, does not grant ownership interest to the Company.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


7.   NOTES PAYABLE

Notes payable consist of the following:

                                              2000                     1999
                                              ----                     ----

     Loans payable                       $ 12,776,593              $ 5,661,055
     Commercial paper                               -                1,895,613
     Other                                    101,554                   26,222
                                         ------------              -----------
                                         $ 12,878,147              $ 7,582,890
                                         ============              ===========

Loans payable include lines of credit and commitments with banks and raw material suppliers to support operations of the Company. The Company has a $500,000 line of credit with Fimat, a brokerage firm, which is used to finance purchases of corn and soybean. Notes payable are due from October 2000 through September 2001.

As of September 30, 2000, the Company had line of credit agreements with banks and raw material suppliers for a maximum aggregate amount of $27 million, of which $16.7 million had already been used ($26.7 million for 1999, of which $8.60 million had already been used). As of September 30, 2000, $4.3 million of these lines of credit are included in accounts payables. The credit agreements may be renewed annually and bear interest at annual rates ranging from 8.00% to 11.75%. Property and inventory amounting to $1.9 million and $1 million, respectively, secure line of credit agreements amounting to $6.2 million, of which $5.9 had been used as of September 30, 2000. Other lines of credit agreements and notes payables are unsecured.

The Company was in compliance with all debt covenants as of September 30, 2000.

8.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                    2000                1999
                                                    ----                ----

        Series A Senior Notes                  $  8,000,000        $  8,000,000
        Series B Senior Notes                    12,000,000          12,000,000
        Bank loans                                7,501,095           2,625,773
                                               ------------        ------------
                                                 27,501,095          22,625,773

           Less: current installments            (5,680,190)         (1,182,184)
                                               ------------        ------------
                                               $ 21,820,905        $ 21,443,589
                                               ============        ============

As of September 30, 2000, bank loans amounting to $4.1 million were secured by Company's property, equipment and vehicles in the amount of $5 million. Other bank loans amounting to $3.5 million are unsecured. Bank loans are due from October 2001 to January 2008.

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

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


- The Notes shall be payable annually in five consecutive principal installments amounting to $4,000,000 each beginning on January 15, 2001. The Notes have a two-year principal payment grace period.
- The Notes covenants state that there will be no significant organizational changes and that the Company will comply with all federal and local laws and regulations.
- Financial and business information for the Company and its subsidiaries will be remitted periodically to the lenders.
- The Notes include several financial and operational covenants which must be met to prevent the existence of a default or event of default.

Interest rates for long-term debt are as follows:

                                               2000                    1999
                                               ----                    ----

    Private Placement                         11.71%                  11.71%
    U.S. dollar bank loans                 6.19%-11.75%             5.78%-9.5%
    Costa Rican colones bank loans           24%-25%                 25%-27%

Future payments on long-term debt as of September 30, 2000 are as follows:

                 Fiscal Year                       Amount
                 -----------                       ------

                    2001                        $ 5,680,190
                    2002                          5,644,149
                    2003                          5,131,772
                    2004                          4,837,026
                    2005                          4,717,491
                 Thereafter                       1,490,467
                                                -----------
                                                $ 27,501,095
                                                ============

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

Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



                                                       2000              1999              1998
                                                       ----              ----              ----

Numerator:
  Net income applicable to common
    Stockholders                                   $ 2,888,947       $ 3,040,655       $ 1,129,954
                                                   ===========       ===========       ===========

Denominator:
  Denominator for basic income per share            11,874,190         7,122,170         7,078,949
  Effect of dilutive securities:
    Options to purchase common stock                     4,284                 -                 -
    Other                                                    -           147,599            34,316
                                                   -----------        ----------        ----------
  Denominator for diluted earnings
    per share                                       11,878,474         7,269,769         7,113,265
                                                   ===========       ===========       ===========

Earnings per share:
       Basic                                       $      0.24       $      0.43       $      0.16
                                                   ===========       ===========       ===========
       Diluted                                     $      0.24       $      0.42       $      0.16
                                                   ===========       ===========       ===========



The Company had no antidilutive securities outstanding as of September 30, 2000, 1999 and 1998.

10.  PRO FORMA FINANCIAL INFORMATION

Following is pro forma financial information which presents results of operations, and weighted average basic and diluted shares, for the years ended September 30, 2000 and 1999, as if the acquisition of the remaining minority interest in Pipasa and As de Oros, had taken place on October 1, 1998:


                                                 2000                1999
                                                 ----                ----

Net sales                                    $123,628,327        $118,549,625
Net income                                      3,481,205           6,431,992

Pro forma earnings per share:
    Basic                                    $       0.25        $      0.49
                                             ============        ===========
    Diluted                                  $       0.25        $      0.48
                                             ============        ===========

Pro forma Weighted average
  number of common shares
  outstanding
    Basic                                      12,800,537         12,476,686
                                             ============        ===========
    Diluted                                    12,804,822         12,624,285
                                             ============        ===========

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



11.  EMPLOYEE BENEFIT PLAN

The Company has a Stock Option Plan (the "Plan"), under which certain directors, officers, employees and entities who provide services to the Company and its subsidiaries are participants. In October 1999, the Company granted to seventy-six (76) officers and employees 7,600 shares of the Company's common stock, which vested upon issuance. Officers and employees were restricted from selling the shares granted and exercised for a period of one year. In addition, 7,600 options to purchase shares of common stock of the Company were issued on the same date to those same officers and employees, at an exercise price of $6.00 which vested upon issuance and had to be exercised within a period of one year, after which, the officers and employees are restricted from selling such shares of common stock for one additional year. Market price per share on the date of the grant and issuance of the stock options was $11.40. As of September 30, 2000, 64 employees exercised their stock options, which amounted to 6,400 shares of common stock. All options under this plan expired on September 30, 2000. No options were outstanding as of September 30, 2000.

The Company applied Accounting Principles Board ("APB") Opinion No. 25 in accounting for its stock options, and accordingly, compensation costs for the shares granted and stock options issued were expensed during fiscal 2000. Accordingly, compensation costs amounting to $121,598 for the shares granted and stock options issued have been expensed during the year ended September 30, 2000. Pro forma information and other information required under SFAS No. 123 "Accounting for Stock Based Compensation" are deemed not significant.

A summary of the changes and status of the Company's stock based compensation plans for the end of fiscal year 2000 is as follows:

                                                       Weighted      Weighted
                                                       Average       Average
                                        Number of      Exercise       Fair
                                         Shares         Price         Value
                                        ---------      --------      --------
Outstanding, beginning of year                   -     $    6.00     $   11.40
Granted                                      7,600             -             -
Exercised                                    6,400          6.00         11.60
Forfeited                                        -             -             -
Expired                                      1,200          6.00             -
                                             -----
Outstanding, end of year                         -             -             -
                                             -----


12.  STOCKHOLDERS' EQUITY

     Common Stock

As of September 30, 2000 and 1999, 20,000,000 shares of common stock at $0.001 par value were authorized.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


During November 1997, the Board of Directors authorized the repurchase of up to 66,667 shares of the Company's common stock. The repurchase program authorizes management, at its discretion, to make purchases from time to time as circumstances warrant. As of September 30, 2000, no shares of common stock had been repurchased under this program.

In August 1999, Pipasa purchased 5,500 shares of the Company's common stock for $77,771. These shares have been included in treasury stock as of September 30, 2000 and 1999. The purchase was authorized by the Board of Directors of Pipasa.

     Preferred Stock
     ---------------

On September 30, 2000 and 1999, 1,000,000 preferred shares of the Company were authorized. No preferred shares had been issued as of September 30, 2000.

     Pipasa
     ------

Preferred shares issued consist of Class "C" preferred shares and "TCA" preferred shares, which refer to "Titulos de Capital" in Costa Rica amounting to 317,831 shares and 637,000 shares, respectively. As of September 30, 2000, there were 317,831 shares of class "C" preferred shares outstanding which amount to $2,216,072 in the accompanying consolidated balance sheets. These preferred shares are comprised of subcategories and receive dividends based on the following:

o Class "C-A", "C-B" and "C-D" preferred shares, which amount to 186,431 shares receive a 10% annual dividend payable monthly and adjustable by the Board of Directors.

o Class "C-C" preferred shares, which amount to 131,400 shares receive an annual dividend equal to the prime rate set by the Banco Central de Costa Rica plus two percent, payable monthly which as of September 30, 2000 was equivalent to 11.5%.

During fiscal 2000, 1999, and 1998 dividends of $182,892,  $237,910 and $227,357 respectively, were paid on these preferred shares and are reflected as preferred stock dividends in the accompanying consolidated statements of income.

During fiscal 2000 and 1999, the Board of Directors of Pipasa declared a dividend to common stockholders of Pipasa for a total of 637,000 and 510,565 "TCA" preferred shares of Pipasa, valued at $2,143,626 and $1,929,766, respectively. In accordance with Pipasa's ownership, Inversiones La Ribera, S.A. received 257,602 shares during fiscal year 2000 and 206,472 shares during fiscal year 1999, valued at $866,882 and $780,397, respectively. Immediately after the issuance of such preferred stock, Inversiones La Ribera, S.A. used the total proceeds of the dividends to cancel outstanding debts with Pipasa, during each of fiscal 2000 and 1999. The dividends distributed during fiscal years 2000 and 1999, correspond to Pipasa's earnings pertaining to fiscal periods 1999 and 1998, respectively.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     As de Oros
     ----------

As of September 30, 2000 and 1999, 1,200,000 Class "C" preferred shares of As de Oros were authorized, of which 158,374 had been issued for a total of US$1,003,287. The holders of these preferred shares receive dividends based on the following:

o Class C Series 1 preferred shares which amount to 87,600 shares receive a monthly dividend equal to prime rate set by the Banco Central de Costa Rica plus two percent.
o Class C Series 2 preferred shares which amount to 70,774 shares receive a monthly dividend of no less than 10% adjustable annually by the Board of Directors.

These preferred shares are included in minority interest in the accompanying consolidated balance sheets as of September 30, 2000, and 1999.

During fiscal 2000, the Board of Directors of As de Oros declared a dividend of 590,000 series "TCA" shares of preferred stock of As de Oros valued at $1,983,327 to common stockholders of record of As de Oros as of September 30, 1999. As de Oros distributed 332,642 shares to the Company and 257,358 shares to Comercial Angui, S.A. in accordance with As de Oros' common stock ownership as of September 30, 1999. The dividends distributed correspond to As de Oros' earnings pertaining to fiscal period 1999.

Immediately after the issuance of such preferred stock, As de Oros repurchased from the stockholders a portion of the preferred stock issuance for $881,273 which equals the value of such repurchased stock. The stockholders used the proceeds of the purchase to repay outstanding debts to As de Oros. As de Oros cancelled outstanding debts from Inversiones La Ribera, S.A.

As of September 30, 2000, there are no preferred dividends in arrears.

     Treasury Stock
     --------------

As of September 30, 2000 and 1999, 47,752 shares of Common Stock amounting to $268,394 were held as treasury stock.

     Retained Earnings
     -----------------

Current legislation in Costa Rica requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of total capital stock be allocated to a legal reserve. As of September 30, 2000 and 1999, the Company has allocated retained earnings of $1,698,916 and $1,374,092, respectively, for the creation of a legal reserve.

13.  OPERATING LEASES

The Company has operating leases for vehicles, cooling equipment and building facilities for its restaurants and retail outlets. These leasing agreements expire between June 2001 and February 2004. At the end of the lease term, the Company has the option of returning or buying the vehicles or the equipment at estimated market value.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Rental expenses for operating leases amounted to $1,585,886, $819,106 and $550,627 for the 2000, 1999 and 1998 fiscal years, respectively.

The Company was obligated for the following minimum annual base rentals under operating leases as of September 30, 2000:

               Fiscal Year                           Amount
               -----------                           ------

                 2001                            $ 1,876,465
                 2002                              1,507,357
                 2003                                882,010
               Thereafter                             76,948
                                                 -----------
                                                 $ 4,342,780
                                                 ===========

14.  INCOME TAXES

Income tax expense attributable to income from continuing operations for the years ended September 30, 2000, 1999 and 1998 consists of:

                                  2000            1999            1998
                                  ----            ----            ----

     Current:
        United States          $  12,000       $       -       $       -
        Costa Rica               392,021         972,143         310,971

     Deferred
        United States                  -               -               -
        Costa Rica              (310,551)       (209,671)       (122,308)
                               ---------       ---------       ---------
     Total                     $  80,223       $  62,472       $ 188,663
                               =========       =========       =========

Income tax expense differs from the amounts computed by applying the corporate tax rate in Costa Rica of 30% to pretax income from continuous operations as a result of the following:


                                                               2000               1999               1998
                                                               ----               ----               ----

Computed statutory income tax
  provision                                                $ 1,117,408        $ 2,452,214        $ 1,092,281
Increase (reduction) in income taxes
  resulting from:
    Non-taxable, income                                       (343,819)          (484,171)          (281,330)
    Increase (decreases) in provisions                         110,080            171,445             41,926
    Tax benefit under Costa Rica
        Income Tax Law Article 8, Section T for
        Agricultural Companies and Article 8,
        Section F

                                                               (72,069)           (98,695)          (122,667)
    Deduction for reinvestment of prior year
          earnings in machinery and equipment
          under Costa Rica Income Tax Law
          Article 8, Section T for Agricultural
          Companies
                                                            (1,215,174)          (544,048)          (276,524)

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



                                                               2000               1999               1998
                                                               ----               ----               ----

    Non-deductible depreciation expense                        347,371            209,672            122,308
    Deductible investments in tourism related
          companies                                                  -                  -           (399,122)
    Depreciation revalued assets                              (246,145)          (226,483)          (237,755)
    Amortization of cost in excess of net assets
          of acquired business                                 286,148            119,682             89,162
    Utilization of loss carryforwards                         (411,494)        (1,198,698)                 -
    Non-deductible operating losses                            244,677            614,233            134,317
    Taxable intercompany loans                                 597,356                  -                  -
    Other items                                                (10,318)           (43,007)           148,375
                                                           -----------        -----------         ----------
                                                               404,021            972,143            310,971
    Amortization of deferred tax benefit                      (323,798)          (209,671)          (122,308)
                                                           -----------        -----------         ----------
                                                           $    80,223        $   762,472         $  188,663
                                                           ===========        ===========         ==========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000 and 1999 are presented below:


                                                 2000                  1999
                                                 ----                  ----
    Deferred tax assets:
    -------------------

    Allowance for doubtful accounts            $  239,283          $  235,019
    Revaluation of property, plant and
      equipment depreciable for tax
      purposes in Costa Rica                    3,402,178           3,238,121
    Costa Rican loss carryforwards                 57,991             139,442
    United States loss carryforwards                    -             392,666
    Vacation accrual                              185,495             148,152
                                               ----------          ----------
    Total gross deferred tax assets             3,884,947           4,153,400
    Less valuation allowance                   (3,884,947)         (4,153,400)
                                               ----------          ----------
                                               $        -          $        -
                                               ==========          ==========


The Company has established a valuation allowance for the depreciation expense resulting from revaluation of property, plant and equipment in Costa Rica and for certain provisions. The Company has also included the effect of net operating loss carryforwards related to operations in the United States and Costa Rica. As of September 30, 2000 and 1999, the Company's deferred tax assets are fully offset by a valuation allowance. Management of the Company believes that it is more likely than not that all of the net deferred tax assets will not be realized. Management will continue to assess the valuation allowance to determine if such allowance should be reduced based on changing conditions, and to the extent that it is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



                                                 2000                  1999
                                                 ----                  ----

    Deferred tax liability:
    ----------------------

    Excess fair market value over book
      value of assets acquired                 $2,899,511          $1,764,735


The recorded deferred tax liability for the years ended September 30, 2000 and 1999 consists of the amortization of the deferred tax liability resulting from basis differences on property, plant and equipment resulting from the As de Oros acquisition and other capitalizations expensed for tax purposes.

Taxes in the United States of America have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. For fiscal years 2000 and 1999, the Company applied loss carryforwards for federal taxes in the United States of America for $1.1 million and $3.4 million, respectively, as a credit to the taxable income determined for Rica Foods, Inc. in the United States. For fiscal years 2000 and 1999, As de Oros applied loss carryforwards in the amount of approximately $240,000 and $1.2 million as a credit to the income tax determined in Costa Rica. As of September 30, 2000, the Company has net operating loss carryforwards amounting to $193,303 in Costa Rica, which expire on September 30, 2001.

In accordance with income tax regulations in Costa Rica, the subsidiaries are required to file annual income tax returns for the twelve-month period ended September 30 of each year. According to Costa Rica's laws, the income tax returns of Pipasa and As de Oros for the years ended September 30, 2000, 1999, 1998 and 1997, are open to examination by the tax authorities in Costa Rica.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company has operated in the production and marketing of poultry products, animal feed and quick service chicken restaurants. The Company's subsidiaries distribute these products throughout Costa Rica and export mostly within Central America and the Caribbean. The basis for determining the Company's operating segments is the manner in which financial information is used by Management in its operations. Management operates and organizes the financial information according to the types of products offered to its customers.

The  following  is a brief  description  of the main  business  segments  of the
Company:

BROILER CHICKEN: The Company's main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are PipasaTM and As de OrosTM. Broiler chicken is a generic product that is directed to customers of all social and economic levels. Chicken is sold mostly to supermarket chains, institutional clients, schools, hospitals, restaurants and small grocery stores.

                             RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


CHICKEN BY-PRODUCTS: Chicken by-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. The Company's chicken by-products are sold through the KimbyTM, ChulitasTM, and As de OrosTM brand names and are sold at all social and economic levels. These products are sold mainly in supermarkets and sales are predominately driven by price. During October 2000, the Company purchased the brand name Zaragoza, from a company in Costa Rica, and will begin to produce and distribute this product during the next fiscal year.

ANIMAL FEED: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses, shrimps and domestic pets. The Company's animal feed products are sold through the AscanTM, Aguilar y SolisTM, KaninTM, MimadosTM and NutribelTM brand names. Customers for the commercial animal feed brand, are mainly large wholesalers and high scale breeders. Products marketed through the MimadosTM, KaninTM and
AscanTM brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels.

RESTAURANTS: Corporacion Planeta Dorado, S.A. and Subsidiaries ("Restaurantes") operates 30 restaurants located in rural and urban areas through out Costa Rica, including express delivery service in some restaurants. Restaurantes is a quick service restaurant, which offers a diversified menu of chicken meals. Restaurantes distinguishes itself from other quick service chains by offering dishes and using recipes and ingredients which appeal to the taste of consumers in Costa Ricans. The quick service restaurant business is highly competitive in Costa Rica.

In October 2000, the Company reached an agreement with Stock Management International, a British Virgin Islands corporation, to sell an 81% controlling interest in Planeta Dorado, S.A. and its subsidiaries, for $4.05 million in cash, to be cancelled over a five year period with an annual interest rate of 10.06%. As part of the negotiation, As de Oros will continue to supply Planeta Dorado with chicken for the next 12 years. The Company is in the process of closing this transaction.

EXPORTS: Subsidiaries of the Company export different products to other countries in Central America and the Caribbean and occasional exports to Hong Kong. The Company exports mainly the Pipasa(TM), Mimados(TM) Ascan(TM) and Kimby(TM) brand names.

OTHER: This segment includes sales of commercial eggs, non-recurrent sales of fertile eggs, recycling material in fiscal 2000, and raw material sales among others.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



Business Segments
-----------------
(In millions)



                                              Animal        By-
                                  Broiler      Feed      Products    Restaurants    Exports     Other   Corporate   Consolidated
                                  -------     ------     --------    -----------    -------     -----   ---------   ------------

2000
----
Net sales                        $ 73.48     $ 22.42      $11.69       $ 8.03       $ 4.56     $ 3.45                 $ 123.63
Gross profit less selling
  expenses                         15.03        2.45        2.70         0.33         0.02       0.39                    20.92
Other operating expenses                                                                                                 14.53
Income from operations                                                                                                    6.39
Depreciation and
  amortization expense              2.57        0.63        0.08         0.22            -          -        0.38         3.88
Assets                             34.85       10.62        4.41         6.66         1.31       0.61       29.72        88.18

1999
----
Net sales                        $ 72.13     $ 20.61      $ 9.66        $ 9.39      $ 3.38     $ 3.38           -     $ 118.55
Gross profit less selling
  expenses                         17.22        3.02        2.21          0.50        0.45       0.84                    24.24


                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)




                                              Animal        By-
                                  Broiler      Feed      Products    Restaurants    Exports     Other   Corporate   Consolidated
                                  -------     ------     --------    -----------    -------     -----   ---------   ------------

Other operating expenses                                                                                                 11.80
Income from operations                                                                                                   12.43
Depreciation and
  amortization expense              1.61        0.57        0.04          0.26           -          -        0.72         3.20
Assets                             27.35       12.78        0.88          3.00        0.42       0.03       25.86        70.32

1998
Net sales                        $ 60.06     $ 17.85      $  9.4       $  5.11      $ 2.71     $ 3.66           -     $  98.79
Gross profit less selling
  expenses                           8.7        2.80        2.31          0.34        0.51       0.49                    15.15
Other operating expenses                                                                                                  8.99
Income from operations                                                                                                    6.16
Depreciation and
  amortization expense              1.20        0.49        0.04         10.20           -          -        0.38         2.31
Assets                             25.66       12.32         .09          2.63        0.99          -       21.31        63.00



     Geographic Information (In millions):
     ------------------------------------

The following represents net sales and long-lived assets by geographic location:

                                     2000               1999              1998
                                     ----               ----              ----
Net Sales:
  Costa Rica                       $119.07            $115.17          $  96.08
  Other                               4.56               3.38              2.71
                                   -------            -------           -------
     Total                         $123.63            $118.55          $  98.79
                                   =======            =======          ========

Long-lived assets:
  Costa Rica                       $ 44.30            $ 31.50          $ 28.43
  Other                               1.13               0.42             0.06
                                   -------            -------          -------
      Total                        $ 45.43            $ 31.92          $ 28.49
                                   =======            =======          =======

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


16.  ACQUISTIONS

During October 1999, Pipasa merged with Karpatos, S.A. ("Karpatos"), a Costa Rican corporation, which is in the business of converting waste material from chicken farms into fertilizers. The transaction was accounted for under the purchase method of accounting. The Company recorded assets with a fair market value of approximately $700,000 and assumed liabilities for an equivalent amount. The Company did not issue any shares of Company stock or cash as part of this transaction. The acquisition of Karpatos is not material to these financial statements.

In October 2000, the Company entered into a Stock Purchase Agreement (the "Indavinsa Acquisition") with Industrias Avicolas Nicaraguenses, S.A. ("Indavinsa"), a Nicaraguan company engaged in the production and distribution of poultry and animal feed concentrate products. According to the Indavinsa Acquisition agreement, the Company will acquire 80% interest ownership of Indavinsa for a total of 100,000 shares of common shares and $300,000 in cash payable at the closing of the transaction. The Company expects to close this transaction during the second quarter of fiscal year 2001.

During July 2000, the Company announced its intent to acquire an interest in Poultryfirst.com. Poultryfirst.com is a virtual business-to-business poultry market place which provides leading business tools and market data, using formats of auctions for fresh products and catalogs for value-added products for the sale and commercialization of poultry and poultry by-products on the Internet. Poultryfirst.com is owned by Jose Pablo Chaves, the Company's Chief Operating Officer and a Director of the Company who is also the son of Calixto Chaves, a major stockholder and Chief Executive Officer of the Company. The Company is currently evaluating the terms and conditions of any potential acquisition.

In December 2000, the Company announced its intent to acquire a majority stake of the outstanding common stock of Core Etuba, SRL., a Brazilian company engaged in the production and distribution of poultry products. Final terms and conditions of this acquisition are under negotiation.

17.  QUARTERLY FINANCIAL DATA

Unaudited summarized financial data by quarter for fiscal 2000 and 1999 is as follows:

                                           First          Second          Third         Fourth
                                          Quarter        Quarter         Quarter        Quarter          Total
                                          -------        -------         -------        -------          -----
Fiscal  2000
Net Sales                              $ 33,116,512   $ 30,309,985    $ 29,755,427   $ 30,446,433    $ 123,628,357
Gross profit                             11,990,046      9,882,436       8,707,290      9,291,651       39,871,423
Net income (loss)                         2,156,539        532,404       (310,208)        510,211        2,888,946
Basic earnings (loss) per share                0.24           0.04          (0.02)           0.04             0.24
Diluted earnings (loss) per share              0.24           0.04          (0.02)           0.04             0.24

Fiscal 1999
Net Sales                              $ 31,651,795   $ 29,908,477    $ 27,732,390   $ 29,256,963    $ 118,549,625
Gross profit                             11,644,973     10,544,656       9,057,998     10,027,204       41,274,831
Net income                                1,501,527        979,764         133,065        426,299        3,040,655
Basic earnings per share                       0.20           0.13            0.02           0.06             0.43
Diluted earnings per share                     0.20           0.13            0.02           0.06             0.42


                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


18.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit quality financial institutions.

The majority of the Company's customers are located in Costa Rica. No single customer accounted for more than ten percent of the Company's net sales in fiscal 2000, 1999 and 1998, and no account receivable from any customer exceeded approximately $430,000. Credit risk is mitigated due to the fact that the Company's customer base is diverse and is located throughout Costa Rica. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, and general economic conditions. Consequently, an adverse change in these factors could affect the Company's estimate of the bad debt allowance.

19.  COMMITMENTS AND CONTINGENCIES

     Vehicle Self Insurance
     ----------------------

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

     Severance Pay
     -------------

Salaries in Costa Rica are increased twice a year as dictated by the government in order to counterbalance the effect of inflation and increases in the cost of living. The Company's policy is to increase the salaries of all employees every six months to offset the effect of inflation. Under the existing labor laws prior to and for fiscal year 2000, companies in Costa Rica are required to make a payment equivalent to 8.33% of an employee's yearly gross salary for a maximum of 8 years of employment, as severance to be paid upon the termination of an employee without just cause. The Company offered its employees the option of depositing 5% in the workers` association: Asociacion de Empleados de Rica Foods, Inc. ("ASERICA"). The employee then matches the 5% payment by the Company. The remaining 3.33%, the Company offers the option to the employee to deposit it into a pension fund, the employee must also match any percentage deposited into a pension fund by the Company. In February of each year, the company makes a payment equal to 1.33% of the employee's total yearly gross salary. Any remaining amount owed by the Company must be settled when the employee is terminated. The Company has a provision to settle severance pay when an employee is terminated and believes it is reasonable based on past experience. As of September 30, 2000, the Company has a provision for severance pay in the amount of approximately $260,000 included in accrued expenses.

                             RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Beginning on March 2001, labor laws will require all companies in Costa Rica to deposit 3% of the 8.33% into a pension fund. Of the remaining 5.33%, the Company will continue to deposit 4% in ASERICA, as part of a savings program, which the employee must match, and will continue to pay each February the remaining 1.33%. The new provisions of the labor law are not expected to have a significant effect on the results of operations, cash flows or financial position of the Company.

     Construction Commitments
     ------------------------

In the normal course of business, the Company enters into commitments for construction or renovations of its buildings, plant facilities and leased outlets. As of September 30, 2000, the amounts outstanding under these construction commitments totaled approximately $270,000.

     Litigation, Claims and Assessments
     ----------------------------------

The income tax returns of As de Oros for fiscal year 1995 were examined by the Costa Rican tax authorities and As de Oros was assessed $130,000 of additional income taxes. Tax authorities have contested depreciation expense and income tax withholdings of employees. As de Oros has appealed this decision and does not expect that the final outcome will result in a material adverse effect on the operations, cash flows or the financial position of the Company. No accrual has been made for any losses that may result from the resolution of this uncertainty.

Pipasa is a defendant in a lawsuit brought in Costa Rica in which, as a result of this lawsuit in which the plaintiff seeks $3.6 million, Pipasa was served with prejudgment liens for $1.5 million. These liens were substituted by land owned by Pipasa with the approval of the court in Costa Rica (Juzgado 6to Civil). Such substitution of collateral was subsequently ratified by the Superior Court on November 11, 1999. The prejudgment liens on assets and on cash have been released and Pipasa received all of the funds originally attached. For the same reasons and by the same plaintiff, Pipasa was sued in the United States of America, in the State of California and the State of Florida, respectively. The California lawsuit has been suspended awaiting the ruling of the court of the State of Florida on a lack of personal jurisdiction motion raised by Pipasa. The Florida lawsuit is still active and Pipasa's defense is based on a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request of Admissions have been answered by Pipasa. While Pipasa still has time to answer the complaints, it cannot ascertain the basis of the claim or the relief sought, but believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit or assess the likelihood of an unfavorable outcome.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


No legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the fiscal year ended September 30, 2000. The Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his or her capacity.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

20.  SUBSEQUENT EVENTS

During October 2000, the Company announced it had reached an agreement with Stock Management International, a British Virgin Islands corporation, to sell an 81% controlling interest in the subsidiaries of As de Oros, Planeta Dorado, S.A. and Corasa Estudiantes, S.A. (the "Restaurants"), in exchange for a note receivable. Pursuant to the terms and conditions of the agreement, the Company will receive $4.05 million over a five year period, with an annual interest rate of 10.06%, payable every six months. Stock Management International will have a grace period of one year and will subsequently make four annual amortizations to the Company amounting to $1,012,500 each. As part of the agreement, As de Oros will continue to supply poultry products to the Restaurants for a period of 12 years. The Company is in the process of closing this transaction.

In October 2000, the Company purchased from Granja Zaragoza, S.A., a Costa Rican company, the brand name "Zaragoza" for a total of $600,000. Granja Zaragoza, S.A. distributes processed and packaged beef, pork and poultry products. The purchase of the brand name will grant the Company the right to produce and market Zaragoza products. Prior to the purchase, the Company manufactured the Zaragoza products in its facilities and subsequently sold it to Zaragoza for its distribution. According to the terms of the agreement, the $600,000 originating from the purchase will be paid by crediting amounts due from Zaragoza in the amount of $200,000 and the remaining $400,000 will be paid to Zaragoza in monthly payments amounting to $10,000 over a period of 40 months. The Company will amortize the Zaragoza trademark over a period of 10 years.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Stockholders of RICA FOODS, INC.:


We have audited in accordance with generally accepted auditing standards, the financial statements included in Rica Foods, Inc.'s Form 10-K, and have issued our report thereon dated December 22, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule II listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP



   Miami, Florida,
   December 22, 2000.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
             For the years ended September 30, 2000, 1999 and 1998




                                                             Additions                     Non-cash                    Ending
                                              Beginning     Charged to        Cash        Reductions                   Accrual
Description                                    Accrual        Income       Reductions     (Additions)    Reversal      Balance
---------------------------------------------------------------------------------------------------------------------------------

Provision for doubtful receivables
   2000                                       $675,334        352,058           -           229,781          -          797,611
   1999                                        727,005        746,599           -           798,270          -          675,334
   1998                                        380,791        301,432           -           (44,782)         -          727,005

Provision for inventory obsolescence
   2000                                       $ 52,620         33,004           -            10,942          -           74,682
   1999                                         28,025         28,740           -             4,145          -           52,620
   1998                                           -            29,435           -             1,410          -           28,025


                               INDEX TO EXHIBITS

Exhibit Number          Description                     Page or Cross Reference
--------------          -----------                     -----------------------

Exhibit 27              Financial Data Schedule                   76