Form 10-Q
period 2000-12-31
RICA FOODS INC
filed 2001-02-20
CIK 789881

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934. For the quarterly period ended December 31, 2000

                                       or

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

               240 Crandon Blvd., Suite 115, Key Biscayne, FL 33149
               ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                        (305) 365-9694 or (305) 365-8665
                 ----------------------------------------------
                (Company's telephone number including area code)

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

The number of shares outstanding of Company's common stock, par value $0.001 per share, as of February 20, 2001 was 12,854,321 shares.

                        RICA FOODS, INC. AND SUBSIDIARIES
                                      INDEX



                                                                           Page

                         PART I - FINANCIAL INFORMATION

ITEM 1    Financial Statements
          Consolidated Balance Sheets
            as of December 31, 2000 (Unaudited) and
            September 30, 2000 ...........................................    3
          Consolidated Statements of Income
            for the three months ended December 31, 2000
            and 1999 (Unaudited) .........................................    4
          Consolidated Statements of Cash Flows
            for the three months ended December 31,
            2000 and 1999 (Unaudited) ....................................    5
          Notes to Unaudited Consolidated Financial
            Statements ...................................................    7
ITEM 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   11
ITEM 3    Quantitative and Qualitative Disclosures
            about Market Risk.............................................   17



                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...............................................   18
ITEM 6.   Exhibits and Reports............................................   18

                        RICA FOODS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                 Assets                                                         December 31, 2000         September 30, 2000
                 ------                                                         -----------------         ------------------
                                                                                  (Unaudited)
                                                                                  -----------

Current assets:
  Cash and cash equivalents                                                        $  6,856,018              $  4,256,636
  Short-term investments                                                                493,984                    86,557
  Notes and accounts receivable, net                                                 13,452,163                11,187,031
  Due from related parties                                                               43,320                    39,618
  Inventories, net                                                                   14,322,476                14,307,768
  Prepaid expenses                                                                      840,894                   557,519
                                                                                   ------------              ------------
            Total current assets                                                     36,008,855                30,435,129

Property, plant and equipment, net                                                   48,006,190                45,425,881
Long-term receivables-trade                                                             445,632                   640,222
Long-term investments                                                                 4,791,887                 3,965,385
Other assets                                                                          4,658,268                 4,010,364
Cost in excess of net assets of acquired business, net                                3,439,248                 3,705,392
                                                                                   ------------              ------------
            Total assets                                                           $ 97,350,080              $ 88,182,373
                                                                                   ============              ============

            Liabilities and Stockholders' Equity
            ------------------------------------

Current liabilities:
  Accounts payable                                                                 $ 18,112,723              $ 16,161,076
  Accrued expenses                                                                    4,044,962                 3,862,659
  Notes payable                                                                      16,633,460                12,878,147
  Current portion of long-term debt                                                   5,250,694                 5,680,190
  Due to stockholders                                                                    74,434                    76,657
                                                                                   ------------              ------------
            Total current liabilities                                                44,116,273                38,658,729

  Long-term debt, net of current portion                                             24,262,667                21,820,905
  Due to stockholders                                                                    16,154                    16,409
  Deferred income tax liability                                                       2,806,345                 2,899,511
                                                                                   ------------              ------------
            Total liabilities                                                        71,201,439                63,395,554
                                                                                   ------------              ------------

  Minority interest                                                                   1,336,445                 1,336,445

  Stockholders' equity:
  Common stock                                                                           12,855                    12,855
  Preferred stock                                                                     2,216,072                 2,216,072
  Additional paid-in capital                                                         25,760,950                25,760,950
  Accumulated other comprehensive loss                                               (8,722,189)               (8,758,737)
  Retained earnings                                                                  10,815,324                 9,388,127
                                                                                   ------------              ------------
                                                                                     30,083,012                28,619,267
  Less:
  Due from Calixto Chaves, C.E.O.                                                    (1,277,462)               (1,042,101)
  Due from Other Stockholders                                                        (3,724,960)               (3,858,398)
  Treasury stock, at cost                                                              (268,394)                 (268,394)
                                                                                   ------------              ------------
            Total stockholders' equity                                               24,812,196                23,450,374
                                                                                   ------------              ------------
            Total liabilities and stockholders' equity                             $ 97,350,080              $ 88,182,373
                                                                                   ============              ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        RICA FOODS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the three months ended December 31, 2000 and 1999
                                   (unaudited)

                                                                                     2000                   1999
                                                                                     ----                   ----


Sales                                                                           $ 33,278,588            $ 33,116,512
Cost of sales                                                                     21,310,666              21,126,466
                                                                                ------------            ------------
     Gross profit                                                                 11,967,922              11,990,046
                                                                                ------------            ------------
Operating expenses:
     Selling                                                                       4,780,146               4,616,200
     General and administrative                                                    3,769,099               3,179,586
     Amortization of cost in excess of net assets of acquired
     business                                                                        266,147                 155,386
                                                                                ------------            ------------
Total operating expenses                                                           8,815,392               7,951,172
                                                                                ------------            ------------

Income from operations                                                             3,152,530               4,038,874

Other expenses (income):
     Interest expense                                                              1,100,016                 933,665
     Interest income                                                                (270,188)               (178,461)
     Foreign exchange losses                                                         581,449                 372,559
     Miscellaneous, net                                                              (30,717)               (206,217)
                                                                                ------------            ------------
Other expenses, net                                                                1,380,560                 921,546
                                                                                ------------            ------------
Income before income taxes and minority interest                                   1,771,970               3,117,328
Provision for income taxes                                                           281,756                 393,397
                                                                                ------------            ------------
Income before minority interest                                                    1,490,214               2,723,931
Minority interest                                                                     20,467                 507,367
                                                                                ------------            ------------
Net income                                                                         1,469,747               2,216,564
Preferred stock dividends                                                             42,550                  60,025
                                                                                ------------            ------------
Net income applicable to common stockholders                                    $  1,427,197            $  2,156,539
                                                                                ============            ============
Earnings per share:
   Basic earnings per share                                                     $       0.11            $       0.24
                                                                                ============            ============
   Diluted earnings per share                                                   $       0.11            $       0.24
                                                                                ============            ============
Weighted average number of common shares outstanding:
   Basic                                                                          12,854,321               9,133,123
                                                                                ============            ============
   Diluted                                                                        12,854,321               9,136,631
                                                                                ============            ============


The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 2000 and 1999
                                   (unaudited)


                                                                                    2000                    1999
                                                                                    ----                    ----

Cash flows from operating activities:
  Net income                                                                    $ 1,469,747             $ 2,216,564
                                                                                ===========             ===========
  Adjustment to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                               1,157,617                 892,410
      Production poultry                                                            686,254                 504,571
      Allowance for inventory obsolescence                                            6,333                   6,768
      Amortization of cost in excess of net assets of acquired business             266,147                 155,386
      Stock options and grants issued to employees                                       --                  95,668
      Gain on sale of productive assets                                             (34,912)               (150,018)
      Deferred income tax benefit                                                   (92,781)                (63,831)
      Provision for doubtful receivables                                             58,409                 160,591
      Minority interest                                                              20,467                 507,367
  Changes in operating assets and liabilities:
      Notes and accounts receivable                                              (2,325,589)             (2,196,625)
      Inventories                                                                  (689,045)               (651,895)
      Prepaid expenses                                                             (283,376)                (26,946)
      Accounts payable                                                            1,311,708                 283,809
      Accrued expenses                                                              170,303                 429,370
      Long-term receivables-trade                                                       720                 (13,742)
                                                                                -----------             -----------
      Net cash provided by operating activities                                   1,922,002               2,149,447
                                                                                -----------             -----------

Cash flows from investing activities:
   Short-term investments                                                          (407,428)                 (1,005)
   Long-term investments                                                           (513,262)                     --
   Additions to property, plant and equipment                                    (3,956,246)             (3,847,850)
   Proceeds from sales of productive assets and long-term investments                76,255                 644,393
   Increase in other assets                                                        (418,815)               (222,421)
                                                                                -----------             -----------
   Net cash used in investing activities                                         (5,219,496)             (3,426,883)
                                                                                -----------             -----------

Cash flows from financing activities:
   Short-term financing:
      New loans                                                                   5,470,449               5,375,039
      Payments                                                                   (2,145,891)             (2,689,834)
   Preferred stock cash dividends                                                   (63,017)                (83,164)

                                                                                                            (Continued on next page)

                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 2000 and 1999
                                   (unaudited)
                                   (Continued)



                                                                                    2000                   1999
                                                                                    ----                   ----

Long-term financing:
   New loans                                                                      2,574,513                 496,581
   Payments                                                                        (537,464)               (262,299)
Due from stockholders and related party                                            (108,262)               (991,535)
                                                                                -----------             -----------
Net cash provided by financing activities                                         5,190,330               1,844,788
                                                                                -----------             -----------

Effect of exchange rate changes on cash and cash equivalents                        706,546                 705,159

Increase in cash and cash equivalents                                             2,599,382               1,272,511
Cash and cash equivalents at beginning of period                                  4,256,636               3,913,168
                                                                                -----------             -----------
Cash and cash equivalents at end of period                                      $ 6,856,018             $ 5,185,679
                                                                                ===========             ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                     $   717,909             $   407,613
                                                                                ===========             ===========
   Income taxes                                                                 $        --             $   103,359
                                                                                ===========             ===========

Supplemental schedule of non-cash investing activities:
   Common stock dividends paid as preferred shares
     From Pipasa                                                                $        --             $ 2,143,626
                                                                                ===========             ===========
     From As de Oros                                                            $        --             $ 1,983,327
                                                                                ===========             ===========
     Pipasa's preferred stock repurchased in exchange for
       outstanding receivables                                                  $        --             $ 2,143,626
                                                                                ===========             ===========
     As de Oros' preferred stock repurchased in exchange for
       outstanding receivables                                                  $        --             $ 1,983,327
                                                                                ===========             ===========
   Acquisition of business:
     Fair value of assets acquired                                              $        --             $ 4,600,000
                                                                                ===========             ===========
     Common stock issued                                                        $        --             $ 7,880,000
                                                                                ===========             ===========



The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                        RICA FOODS, INC. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


NOTE 1 - GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its 100% owned subsidiaries:
Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros") (collectively the "Company") that appear in this Form 10-Q report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles in the United States of America ("United States" or "U.S."). The unaudited accompanying interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended September 30, 2000, which are included in the Company's Annual Report on Form 10-K. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. In the opinion of Management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2001. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although Management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 3 - INVENTORIES AND PRODUCTION POULTRY

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

                        RICA FOODS, INC. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


NOTE 3 - INVENTORIES AND PRODUCTION POULTRY (Continued)

Inventories consist of the following:

                                               December 31,        September 30,
                                                   2000                2000
                                               ------------        -------------

Finished products                              $ 4,103,868         $  4,049,669
Poultry                                          3,718,048            3,655,554
Production poultry                               3,051,398            3,191,343
Materials and supplies                           2,164,297            1,939,597
Raw materials                                    1,862,538            2,180,936
In-transit                                         650,675              391,105
                                               -----------         ------------
                                                15,550,824           15,408,204
                                               -----------         ------------

Less:
Production poultry                              (1,148,543)          (1,025,754)
Allowance for obsolescence                         (79,805)             (74,682)
                                               -----------         ------------
Inventories, net                               $14,322,476         $ 14,307,768
                                               ===========         ============

NOTE 4 - COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows:

                                                      Three months ended
                                                         December 31,
                                                --------------------------------
                                                    2000                1999
                                                    ----                ----

Net income                                      $ 1,469,747         $ 2,216,564
Foreign currency translation adjustment              36,548            (752,552)
                                                -----------         -----------

Total comprehensive income                      $ 1,506,295         $ 1,464,012
                                                ===========         ===========

NOTE 5 - EARNINGS PER SHARE

Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:

                        RICA FOODS, INC. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


NOTE 5 - EARNINGS PER SHARE (continued):

                                                        Three months ended
                                                           December 31,
                                                        2000            1999
Numerator:
  Net income applicable to common
    stockholders                                   $ 1,427,197      $ 2,156,539
                                                   ===========      ===========

 Denominator:
   Denominator for basic income per share           12,854,321        9,133,123
   Effect of dilutive securities:
      Options to purchase common stock                      --            3,508
                                                   -----------      -----------
   Denominator for diluted earnings per share       12,854,321        9,136,631
                                                   ===========      ===========
Earnings per share from continuing operations:
  Basic                                            $      0.11         $   0.24
                                                   ===========      ===========
  Diluted                                          $      0.11         $   0.24
                                                   ===========      ===========

The Company did not have any anti-dilutive securities outstanding as of December 31, 2000.

NOTE 6 - SEGMENT INFORMATION:

Presented below is a summary of the segment information for the quarter ended December 31, 2000 and 1999:

                                                 Three months ended December 31,
                                                     (in millions of dollars)
                                                 -------------------------------
                                                   2000                1999
                                                   ----                ----
Business Segments:
   Broiler                                        $ 18.95             $ 20.08
   Animal feed                                       6.02                5.39
   By-products                                       3.42                2.95
   Quick service                                     2.16                2.77
   Exports                                           1.29                1.22
   Other                                             1.44                0.71
                                                  -------             -------
     Total net sales                                33.28               33.12
                                                  -------             -------
   Broiler                                           5.26                4.85
   Animal feed                                       0.74                0.92
   By-products                                       0.72                1.05
   Quick service                                     0.25                0.36
   Exports                                           0.02                0.07
   Other                                             0.20                0.12
                                                  -------             -------
     Total gross profit less selling expense         7.19                7.37
                                                  -------             -------
     Other operating expenses                        4.04                3.33
     Other expenses, net                             1.38                0.92
                                                  -------             -------
     Income before provision for income taxes     $  1.77             $  3.12
                                                  =======             =======

                        RICA FOODS, INC. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


The Company measures segment profit as gross profit less selling expenses. The Company operates in the production and marketing of poultry products, animal feed and quick service chicken restaurants ("quick service"). The Company's subsidiaries distribute these products primarily throughout Costa Rica and in El Salvador and Honduras, through subsidiaries whose activities are included in the "Exports" segment. The Company also exports to other countries in Central America and the Caribbean. The basis for determining the Company's operating segments is the manner in which Management uses financial information in its operations. Management operates and organizes the financial information according to the types of products offered to its customers.

NOTE 7 - ACQUISITIONS AND DISPOSALS OF ASSETS

In October 2000, the Company entered into a Stock Purchase Agreement (the "Indavinsa Acquisition") with Industrias Avicolas Nicaraguenses, S.A. ("Indavinsa"), a Nicaraguan company engaged in the production and distribution of poultry and animal feed concentrate products. According to the Indavinsa Acquisition agreement, the Company will acquire an 80% ownership interest of Indavinsa in exchange for 100,000 shares of common stock of the Company and $300,000 in cash payable at the closing of the transaction. The Company expects to close this transaction during the second quarter of fiscal year 2001.

During July 2000, the Company announced its intent to acquire an interest in Poultryfirst.com. Poultryfirst.com is a virtual business-to-business poultry market place which provides leading business tools and market data, using formats of auctions for fresh products and catalogs for value-added products for the sale and commercialization of poultry and poultry by-products on the Internet. Poultryfirst.com is owned by Jose Pablo Chaves, the Company's Chief Operating Officer and a Director of the Company. Jose Pablo Chaves is also the son of Calixto Chaves, a major stockholder, Chief Executive Officer, President and Chairman of the Company. The Company is currently evaluating the terms and conditions of any potential acquisition.

In December 2000, the Company announced its intent to acquire a majority stake of the outstanding common stock of Core Etuba, LTDA., a Brazilian company engaged in the production and distribution of poultry products. Final terms and conditions of this acquisition are under negotiations.

During October 2000, the Company announced it had reached an agreement with Stock Management International, a British Virgin Islands corporation, to sell an 81% controlling interest in the subsidiaries of As de Oros, Planeta Dorado, S.A. and Corasa Estudiantes, S.A. (the "Restaurants"), in exchange for a note receivable. Pursuant to the terms and conditions of the agreement, the Company will receive $4.05 million over a five year period, with an annual interest rate of 10.06%, payable every six months. Stock Management International will have a grace period of one year and will subsequently make four annual payments to the Company in the amortized amount of $1,012,500 each. As part of the agreement, As de Oros will continue to supply poultry products to the Restaurants for a period of 12 years. The Company is in the process of closing this transaction.

NOTE 8 - LITIGATION

Pipasa is a defendant in a lawsuit brought in Costa Rica. As a result of this lawsuit (in which the plaintiff seeks $3.6 million), Pipasa was served with prejudgment liens amounting to $1.5 million. These monetary liens were subsequently substituted for land owned by Pipasa with the approval of the court in Costa Rica (Juzgado 6to Civil). Such substitution of collateral was subsequently ratified by the Superior Court on November 11, 1999. The prejudgment liens on assets and on cash have since been released and Pipasa has received all of the funds originally attached by the Court. For the same reasons and by the same plaintiff, Pipasa was sued in the United States of America, in the State of California and the State of Florida, respectively. The California lawsuit has been suspended awaiting the ruling of the court of the State of Florida. The Florida lawsuit is still active and Pipasa's defense is based on a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request of Admissions have been answered by Pipasa. The Company cannot ascertain the basis of the claim or the relief sought by the plaintiff, but believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit or assess the likelihood of an unfavorable outcome.

No other legal proceedings of a material nature to which the Company is a party exist, or were pending as of December 31, 2000. The Company knows of no legal proceedings of a material nature pending or threatened nor knows of any judgments entered against any director or officer of the Company in his capacity as such.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The  Company's   operations  are  largely  conducted  through  its  100%  owned subsidiaries: Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros"). The Company, through its subsidiaries, represents the largest poultry company in Costa Rica. As de Oros also owns and operates a chain of quick service restaurants in Costa Rica called "Restaurantes As de Oros."

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10K for the fiscal year 2000 and with the Company's unaudited financial statements as of December 31, 2000 and for the three months ended December 31, 2000 and 1999, respectively. Results for any interim periods are not necessarily indicative of results for any full year.

Seasonality

The Company's subsidiaries have historically experienced and have come to expect seasonal fluctuations in net sales and results of operations. The Company's subsidiaries have generally experienced higher sales and operating results in the first and second quarters of the fiscal period. This variation is primarily the result of holiday celebrations during these periods, in which Costa Ricans prepare traditional meals that include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

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

During the three months ended December 31, 2000, the Company has invested approximately $350,000 to remodel and expand its recycling and waste treatment facilities.

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
              COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999.

The Company's operations resulted in $0.11 diluted earnings per share for the three months ended December 31, 2000, compared to $0.24 diluted earnings per share during the comparative period for the three months ended December 31, 1999. The decrease in the diluted earnings per share is mainly due to the decrease in the Company's income for the three months ended December 31, 2000 compared to the three months ended December 31, 1999, and to the Company's November 1999 and December 1999, acquisition of the remaining minority interests of Pipasa and As de Oros, respectively, through an issuance of an aggregate of 5,354,516 of the Company's common shares.

Results of operations for the three months ended December 31, 2000, were negatively impacted by changes in the economic environment in Costa Rica as well as in Central America as a whole. In addition to the negative factors originating from economies abroad, the current government of Costa Rica has also delayed the implementation of certain economic policies which has contributed to a slow growth of the Costa Rican economy. Although variations in local devaluation and inflation rates were stable through the fiscal year ended September 30, 2000, the economic growth in Costa Rica was restrained by
important   decreases  in  the  international   prices  of  coffee  and  banana,
respectively, increases in interest rates by Costa Rican banks, increases in international prices of oil, and an overall decrease in investments in Costa Rica. In response to the adverse economic results, the Company has temporarily lowered its sale prices of certain products, increased volume discounts, and has shifted its product mix to lower priced products which have cumulatively resulted in lower than expected sales for the Company. Management expects this trend to continue in the near future, as a result of the present economic outlook.

In response to the adverse economic outlook, the government of Costa Rica plans to launch several economic policies in the near future, such as lowering interest rates and facilitating the development of small and medium sized companies to increase the investment and employment rates in Costa Rica.

The  Company  uses  segment  profit  margin   information  to  analyze   segment
performance, which is defined as the percentage over sales of the gross profit less selling expenses.

Broiler chicken: Sales of broiler chicken decreased by 5.6% for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. This decrease is mainly the result of a decrease of 7.7% in tonnage, offset by increases in sales price. Profit margin increased by 3.6% due to efficiencies in the productive process, offset by increase in the prices of raw materials.

Animal Feed: Sales of commercial animal feed for the three months ended December 31, 2000 increased by 11.7% compared to the three months ended December 31, 1999. The increase is mainly due to an increase in tonnage of 9.8% primarily in pet food products as well as increases in sales prices. Profit margin decreased by 4.9% mainly due to higher operating costs and increases in the prices of raw materials.

By-products: Total sales for this segment for the three months ended December 31, 2000 increased by 15.9% compared to the three months ended December 31, 1999. This increase is mainly due to a 32.1% increase in tonnage, as a result of an increase in new clients, new sales distribution routes, and to the sales distribution of the Zaragoza brand name purchased during this quarter. Profit margin decreased by 14.4% primarily due to the discounts attributable to the Zaragoza brand name products which also include beef and pork by-products, which both have a higher cost than chicken.

Quick service: The quick service segment sales decreased by 21.7% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. The decrease in sales is a result of strong market competition in this segment. Profit margin did not vary significantly.

As of the date of filing this quarterly report on Form 10-Q, the Company is still in the process of closing the transaction to sell 81% of the common stock of the Restaurants to Stock Management Corporation Inc. The Company expects to close this transaction during the next quarter.

Exports: The Company's exports for the three months ended December 31, 2000 increased by 5.3% compared to the three months ended December 31, 1999. This increase was primarily due to an increase in sales to Burger King in Honduras and an increase in sales of broiler chicken in Honduras. Profit margin decreased by 3.9% mainly due to variations in the sales mix.

Other: Sales of other items for the three months ended December 31, 2000 increased by 101.5% compared to the three months ended December 31, 1999. This increase is mainly due to an increase in sales of commercial eggs. Profit margin decreased by 2.9% due to variations in the sales mix. Sales of other products represent 4.3% and 2.2% of total sales for the three months ended December 31, 2000 and 1999, respectively.

Operating expenses

Operating expenses for the three months ended December 31, 2000 increased by 10.9% when compared to the three months ended December 31, 1999. The increase is primarily attributable to a general increase in the employee payroll, in accordance with the Company's policy. There are also increases in vehicle fleet leasing costs associated with the leasing of new vehicles and increases in the amortization of cost in excess of net assets of acquired business associated with the acquisition of the minority interest of As de Oros. As a percentage of sales, operating expenses were 26.5% and 24.0% of sales for the three months ended December 31, 2000 and 1999, respectively.

Other expenses (income)

Other expenses (income) for the three months ended December 31, increased by 49.8% when compared to the three months ended December 31, 1999. This increase is attributable to an increase in the Company's interest expense and its exchange differences expense, which resulted from an increase in the Company's outstanding debts along with non-recurrent gains in sales of assets during the comparative period in fiscal year 2000. As a percentage of sales, other expenses were 4.2% and 2.8% for the three months ended December 31, 2000 and 1999, respectively.

Provision for income taxes

Provision for income taxes for the three months ended December 31, 2000 decreased by 28.4% when compared to the three months ended December 31, 1999. This decrease is primarily due to lower taxable income.

FINANCIAL CONDITION

Operating activities:

As of December 31, 2000, the Company had $6.86 million in cash and cash equivalents. The working capital deficit was $8.11 million and $8.22 million at the end of fiscal year 2000. The current ratios were 0.82 and 0.79 as of December 31, 2000 and September 30, 2000, respectively. During the next fiscal year, the Company plans to restructure its short-term debt to long-term debt, and also plans to use proceeds raised from the issuance of preferred shares of As de Oros, to reduce and/or cancel any remaining short-term debt.

Cash provided by operating activities was approximately $1.92 million and $2.15 million during the three months ended December 31, 2000 and 1999, respectively. Cash flows from operations decreased for the period under analysis in relation to its comparable period in 1999 primarily due to a decrease in net income offset by increases in accounts payable.

Investing Activities:

Funds used for investing activities during the three months ended December 31, 2000 were $5.22 million compared to $3.43 million during the same period of fiscal year 2000. Investing cash flows reflect capital expenditures, which are primarily related to the production area and which the Company plans to mainly use for its construction of the second phase of the extruded and rendering plant. In addition, the Company acquired the Zaragoza brand name and has acquired new vehicles through leasing agreements. The Company has agreed with the lessor to create a self-insurance trust, which is included in the Company's short and long term investment accounts. The Company anticipates that it will spend approximately $2.84 million for capital expenditures during the rest of fiscal year 2001 and expects to finance such expenditures with external financing, internal cash flow, or funds received by the placement of As de Oros preferred shares.

Financing Activities:

As of December 31, 2000, the Company had line of credit agreements with banks and raw material suppliers for a maximum aggregate amount of $30.6 million (of which $26 million has been drawn). Such line of credit agreements may be renewed annually and bear interest at annual rates ranging from 8.73% to 11.95%. Property and other collateral secure these agreements.

During the three months ended December 31, 2000, net cash provided by financing activities was $5.19 million compared to $1.86 million required during the same period of fiscal year 2000. Funds provided by external sources were mainly used to finance capital expenditures. During the three months ended December 31, 2000, As de Oros was authorized to issue $20 million in preferred shares in Costa Rica. The Company, through As de Oros, plans to issue an aggregate of $10 million during fiscal year 2001 and expects to place at least a total of $5 million during the next quarter. Funds raised by this issuance will be used to finance capital expenditures in the production area and to retire short-term debt

Management expects to continue to finance operations and capital expenditures with its normal operating activities and external sources. Management also expects that there will be sufficient resources available to meet the Company's cash requirements through the rest of the fiscal year 2001.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may, from time to time, make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) market conditions for finished products, including the supply and pricing of alternative proteins which may impact the Company's pricing power; (iii) risks associated with leverage, including cost increases attributable to rising interest rates; (iv) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational and labor laws, health and safety regulations, and currency fluctuations; and (v) the effect of, or changes in, general economic conditions.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk:

The Company makes U.S. dollar payments for its bank facilities and imported raw materials such as corn, soybean meal and reproduction birds. Given its U.S. dollar exposure, the Company actively manages its exchange rate risk. The Company uses a financial model to determine the best strategy to mitigate risks against the devaluation of the currency of Costa Rica, the colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. During the three months ended December 31, 2000, the Company increased its sales prices an average of 1.51%. The National devaluation rate in Costa Rica for that same period was 1.57%. The Company plans to make additional sales price increases during the rest of fiscal year 2001.

Commodity Risk Management:

The Company imports all of its corn and soybean meal, the primary ingredients in chicken feed, from the United States of America. The Company has been actively hedging its exposure to corn since 1991 and its strategy is to hedge against price increases in corn and soybean meal. The Company is not involved in speculative trading. The average prices paid by the Company for corn and soybean meal were approximately 4.12% below and 8.54% above its budgeted prices, respectively, for the three months ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

Pipasa is a defendant in a lawsuit brought in Costa Rica. As a result of this lawsuit (in which the plaintiff seeks $3.6 million), Pipasa was served with prejudgment liens amounting to $1.5 million. These monetary liens were subsequently substituted for land owned by Pipasa with the approval of the court in Costa Rica (Juzgado 6to Civil). Such substitution of collateral was subsequently ratified by the Superior Court on November 11, 1999. The prejudgment liens on assets and on cash have since been released and Pipasa has received all of the funds originally attached by the Court. For the same reasons and by the same plaintiff, Pipasa was sued in the United States of America, in the State of California and the State of Florida, respectively. The California lawsuit has been suspended awaiting the ruling of the court of the State of Florida. The Florida lawsuit is still active and Pipasa's defense is based on a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request of Admissions have been answered by Pipasa. The Company cannot ascertain the basis of the claim or the relief sought by the plaintiff, but believes the lawsuits are without merit and intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit or assess the likelihood of an unfavorable outcome.

No other legal proceedings of a material nature to which the Company is a party exist, or were pending as of December 31, 2000. The Company knows of no legal proceedings of a material nature pending or threatened nor knows of any judgments entered against any director or officer of the Company in his capacity as such.

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


                                       RICA FOODS, INC. AND SUBSIDIARIES



Dated:  February 20, 2001              /s/ Calixto Chaves
                                       ----------------------------------------
                                       Calixto Chaves
                                       Chief Executive Officer



Dated:  February 20, 2001              /s/ Randall Piedra
                                       ----------------------------------------
                                       Randall Piedra
                                       Chief Financial Officer