Form 10-Q
period 2001-03-31
RICA FOODS INC
filed 2001-05-21
CIK 789881

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.
                  For the quarterly period ended March 31, 2001

                                       or

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

               240 Crandon Blvd. Suite 115 Key Biscayne, FL 33149
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                        (305) 365-9694 or (305) 365-8665
                  ---------------------------------------------
                (Company's telephone number including area code)

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

The number of shares outstanding of Company's common stock, par value $0.001 per share, as of May 21, 2001 was 12,854,321 shares.

                        RICA FOODS, INC. AND SUBSIDIARIES
                                      INDEX



                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements Consolidated Balance Sheets as of
             March 31, 2001 (Unaudited) and September 30, 2000...............  3
           Consolidated Statements of Income (Loss) for the three and six months ended March 31, 2001 and 2000 (Unaudited)............  4
           Consolidated Statements of Cash Flows for the  six months
             ended March 31, 2001 and 2000 (Unaudited) ......................  5
           Notes to Financial Statements.....................................  7
ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 11
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk........ 18



                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings................................................. 18
ITEM 6.    Exhibits.......................................................... 19

                        RICA FOODS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                   March 31,     September 30,
                 Assets                                                              2001             2000
                 ------                                                           -----------    -------------
                                                                                  (Unaudited)
                                                                                  -----------
Current assets:
    Cash and cash equivalents                                                      $  3,414,125    $  4,256,636
    Short-term investments                                                              182,451          86,557
    Notes and accounts receivable                                                    11,161,527      11,187,031
    Due from related parties                                                             43,958          39,618
    Inventories                                                                      14,008,089      14,307,768
    Prepaid expenses                                                                    902,867         557,519
                                                                                   ------------    ------------
              Total current assets                                                   29,713,017      30,435,129

Property, plant and equipment                                                        47,996,003      45,425,881
Long-term receivables-trade                                                             760,982         640,222
Long-term investments                                                                 4,781,066       3,965,385
Other assets                                                                          4,699,540       4,010,364
Cost in excess of net assets of acquired business                                     2,579,857       3,705,392
                                                                                   ------------    ------------
              Total assets                                                         $ 90,530,465    $ 88,182,373
                                                                                   ============    ============

            Liabilities and Stockholders' Equity
            ------------------------------------
Current liabilities:
    Accounts payable                                                               $ 16,882,157    $ 16,161,076
    Accrued expenses                                                                  3,454,264       3,862,659
    Notes payable                                                                    18,137,438      12,878,147
    Current portion of long-term debt                                                 6,179,568       5,680,190
    Due to stockholders                                                                  74,434          76,657
                                                                                   ------------    ------------
               Total current liabilities                                             44,727,861      38,658,729

    Long-term debt, net of current portion                                           20,012,421      21,820,905
    Due to stockholders                                                                  15,897          16,409
    Deferred income tax liability                                                     2,154,872       2,899,511
                                                                                   ------------    ------------
               Total liabilities                                                     66,911,051      63,395,554

    Minority interest                                                                 1,336,445       1,336,445

    Stockholders' equity:
    Common stock                                                                         12,855          12,855
    Preferred stock                                                                   2,216,072       2,216,072
    Additional paid-in capital                                                       25,760,950      25,760,950
    Accumulated other comprehensive loss                                             (8,931,638)     (8,758,737)
    Retained earnings                                                                10,419,633       9,388,127
                                                                                   ------------    ------------
                                                                                     29,477,872      28,619,267
    Less:
    Due from stockholders                                                            (6,926,509)     (4,900,499)
    Treasury stock, at cost                                                            (268,394)       (268,394)
                                                                                   ------------    ------------
               Total stockholders' equity                                            22,282,969      23,450,374
                                                                                   ------------    ------------
               Total liabilities and stockholders' equity                          $ 90,530,465    $ 88,182,373
                                                                                   ============    ============

The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

                        RICA FOODS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income (Loss)

                                                   Three months ended            Six months ended
                                                   -------------------           ----------------
                                                          March 31,                  March 31,
                                                          ---------                  ---------
                                                     2001          2000          2001           2000
                                                     ----          ----          ----           ----

Sales                                            $31,342,800    $30,309,985   $64,621,388    $63,426,497
Cost of sales                                     21,622,910     20,427,549    42,933,576     41,554,015
                                                 -----------    -----------   -----------    -----------
    Gross profit                                   9,719,890      9,882,436    21,687,812     21,872,482

Operating expenses:
   Selling                                         4,834,839      4,678,825     9,614,985      9,295,025
   General and administrative                      3,633,777      3,412,417     7,402,876      6,592,003
   Amortization  of cost in  excess  of net
      assets of acquired business                    127,621        266,147       393,768        421,533
                                                 -----------    -----------   -----------    -----------
                                                   8,596,237      8,357,389    17,411,629     16,308,561

Income from operations                             1,123,653      1,525,047     4,276,183      5,563,921
   Other expenses (income):
   Interest expense                                1,302,023        963,674     2,402,039      1,897,339
   Interest income                                  (276,585)      (168,038)     (546,773)      (346,499)
   Foreign exchange losses, net                      628,056        322,516     1,209,505        695,075
   Miscellaneous, net                                (14,341)      (195,065)      (45,058)      (401,282)
                                                 -----------    -----------   -----------    -----------
                                                   1,639,153        923,087     3,019,713      1,844,633
                                                 -----------    -----------   -----------    -----------
Income (loss) before provision for income
  taxes and minority interest                       (515,500)       601,960     1,256,470      3,719,288
Provision for income taxes                          (173,826)        12,771       107,929        406,168
                                                 -----------    -----------   -----------    -----------
Income (loss)  before minority interest             (341,674)       589,189     1,148,541      3,313,120
Minority interest                                     17,153         22,066        37,620        529,433
                                                 -----------    -----------   -----------    -----------
Net income (loss)                                   (358,827)       567,123     1,110,921      2,783,687
Preferred stock dividends                             36,866         34,719        79,416         94,744
                                                 -----------    -----------   -----------    -----------
Net income (loss) applicable to common
  stockholders                                   $  (395,693)  $    532,404   $ 1,031,505    $ 2,688,943
                                                 ===========   ============   ===========    ===========

Earnings (loss) per share:
      Basic                                      $     (0.03)  $       0.04   $      0.08    $      0.25
                                                 ===========   ============   ===========    ===========
      Diluted                                    $     (0.03)  $       0.04   $      0.08    $      0.25
                                                 ===========   ============   ===========    ===========
Weighted average number of common
  shares outstanding:
Basic                                             12,854,321     12,800,297    12,854,321     10,966,660
                                                 ===========   ============   ===========    ===========
Diluted                                           12,854,321     12,804,993    12,854,321     10,970,738
                                                 ===========   ============   ===========    ===========

The accompanying notes to unaudited consolidated financial statements are an integral part of these statements

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the Six Months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                     2001                2000
                                                                     ----                ----
    Cash flows from operating activities:
      Net income                                                 $  1,110,921        $  2,783,687

      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                             2,157,599           1,803,890
          Production poultry                                        1,369,954           1,087,390
          Allowance for inventory obsolescence                         12,564              13,419
          Amortization  of cost in excess of net  assets
            of acquired business                                      323,881             421,533
          Stock options and grants issued to employees                    -               125,336
          Gain on sale of productive assets                           (78,644)            (33,054)
          Deferred income tax benefit                                 (12,118)           (126,064)
          Provision for doubtful receivables                          100,197             188,073
          Minority interest                                            37,620             529,433
       Changes in operating assets and liabilities:
          Notes and accounts receivable                              (530,197)           (852,605)
          Inventories                                              (1,043,520)         (1,275,132)
          Prepaid expenses                                           (345,348)           (453,544)
          Accounts payable                                            721,079             355,649
          Accrued expenses                                           (408,395)           (459,946)
          Long-term receivables-trade                                (142,984)             15,750
                                                                 ------------        ------------
          Net cash provided by operating activities                 3,272,609           4,123,815
                                                                 ------------        ------------

    Cash flows from investing activities:
       Short-term investments                                         (95,894)             (1,704)
       Investments in subsidiaries                                          -             (23,198)
       Long-term investments                                         (540,878)
       Additions to property, plant and equipment                  (6,221,579)         (8,989,941)
       Proceeds  from  sale of  productive  assets  and
         long-term investments                                        152,472             223,639
       Other assets                                                  (421,191)            195,843
                                                                 ------------        ------------
       Net cash used in investing activities                       (7,127,070)         (8,595,361)
                                                                 ------------        ------------

    Cash flows from financing activities:
       Short-term financing:
          New loans                                                11,629,944          10,513,130
          Payments                                                 (6,332,894)         (7,272,322)
       Preferred stock cash dividends                                (117,036)           (139,949)

                                                        (Continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the Six Months ended March 31, 2001 and 2000
                                   (Unaudited)
                                   (Continued)


                                                                      2001                2000
                                                                      ----                ----

    Long-term financing:
       New loans                                                    3,779,888           2,928,433
       Payments                                                    (5,096,426)           (458,222)
    Due from stockholders and related party                        (2,032,986)         (1,846,588)
                                                                 ------------        ------------
    Net cash provided by financing activities                       1,830,490           3,724,482
                                                                 ------------        ------------

    Effect of exchange rate changes on cash and
     cash equivalents                                               1,181,460            (374,622)

    Decrease in cash and cash equivalents                            (842,511)         (1,121,686)
    Cash and cash equivalents at beginning of period                4,256,636           3,913,168
                                                                 ------------        ------------
    Cash and cash equivalents at end of period                   $  3,414,125        $  2,791,482
                                                                 ============        ============

    Supplemental disclosures of cash flow information:
    Cash paid during year for
       Interest                                                  $  2,903,556        $  2,121,259
                                                                 ============        ============
       Income taxes                                              $    181,719        $    224,921
                                                                 ============        ============

    Supplemental schedule of non-cash investing activities:
       Common stock dividends paid as preferred shares:
         From Pipasa                                             $          -        $  2,143,626
                                                                 ============        ============
         From As de Oros                                         $          -        $  1,983,327
                                                                 ============        ============
         Pipasa's preferred stock repurchased in exchange for
           outstanding receivables                               $          -        $  2,143,626
                                                                 ============        ============
         As de Oros' preferred stock repurchased in exchange
           for outstanding receivables                           $          -        $  1,983,327
                                                                 ============        ============
       Acquisition of business:
         Fair value of assets acquired                           $          -        $  4,600,000
                                                                 ============        ============
         Common stock issued                                     $          -        $  7,880,000
                                                                 ============        ============

The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                        Rica Foods, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


NOTE 1 - GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its 100% owned subsidiaries:
Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros") (collectively the "Company") that appear in this Quarterly Report on Form 10-Q. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") ("United States" or "U.S."). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited consolidated financial statements for the fiscal year ended September 30, 2000, which are included in the Company's Annual Report on Form 10-K. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. In the opinion of Management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2001. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with Management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although Management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

                        Rica Foods, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Inventories consist of the following:

                                           March 31,            September 30,
                                              2001                  2000
                                              ----                  ----

Finished products                        $  3,814,117          $  4,049,669
Poultry                                     3,806,346             3,655,554
Production poultry                          2,740,063             3,191,343
Materials and supplies                      2,185,929             1,939,597
Raw materials                               2,001,184             2,180,936
In-transit                                    838,963               391,105
                                         ------------            ----------
                                           15,386,602            15,408,204

Less:
Production poultry                         (1,293,795)           (1,025,754)
Allowance for obsolescence                    (84,718)              (74,682)
                                         ------------           -----------
Inventories, net                         $ 14,008,089          $ 14,307,768
                                         ============          ============

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income (loss) are as follows:

                                                 Three Months ended               Six Months ended
                                                      March 31,                       March 31,
                                                 ------------------               ----------------

                                                 2001            2000           2001            2000
                                                 ----            ----           ----            ----
Net income (loss)                             $ (358,827)     $ 567,123      $1,110,921     $ 2,783,687
Foreign currency translation adjustment         (209,449)      (289,947)       (172,901)     (1,042,499)
                                              ----------      ---------      ----------     -----------

Total comprehensive income (loss)             $ (568,276)     $ 277,176      $  937,390     $ 1,741,188
                                              ==========      =========      ==========     ===========


NOTE 5 - EARNINGS (LOSS) PER SHARE

Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:

                        Rica Foods, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements



                                                      Three Months ended            Six Months ended
                                                           March 31,                    March 31,
                                                           ---------                    ---------

                                                      2001            2000          2001           2000
                                                      ----            ----          ----           ----

Numerator:

Net income (loss) applicable to common
  stockholders                                    $   (395,693)   $   532,404   $  1,031,505   $  2,688,943
                                                  ============    ===========   ============   ============
Denominator:

Denominator for basic income per share              12,854,321     12,800,297     12,854,321     10,966,660
Effect of dilutive securities:
  Options to purchase common stock                          --          4,696             --          4,078
                                                  ------------    ----------    ------------   ------------
 Denominator for diluted earnings per share         12,854,321     12,804,993     12,854,321     10,970,738
                                                  ============    ===========   ============   ============
 Earnings (loss) per share:
     Basic                                        $      (0.03)   $      0.04   $       0.08   $       0.25
                                                  ============    ===========   ============   ============
     Diluted                                      $      (0.03)   $      0.04   $       0.08   $       0.25
                                                  ============    ===========   ============   ============


NOTE 6 - SEGMENT INFORMATION (In millions):

                                                Three Months ended March 31,         Six Months ended March 31,
                                                ----------------------------         --------------------------
                                                           2001         2000                 2001          2000
                                                           ----         ----                 ----          ----

Broiler                                                $   17.41    $   18.25             $   36.36    $   38.33
Animal feed                                                 6.05         5.46                 12.07        10.85
By-products                                                 3.33         3.01                  6.75         5.96
Exports                                                     1.31         0.93                  2.60         2.15
Quick services                                              1.48         1.90                  3.64         4.67
Other                                                       1.76         0.76                  3.20         1.47
                                                       ---------    ---------             ---------    ---------
   Total net sales                                     $   31.34    $   30.31             $   64.62    $   63.43
                                                       ---------    ---------             ---------    ---------
Broiler                                                $    3.50    $    3.89             $    8.76    $    8.74
Animal feed                                                 0.68         0.44                  1.42         1.36
By-products                                                 0.34         0.83                  1.06         1.88
Exports                                                     0.07         0.01                  0.09         0.08
Quick services                                                --        (0.05)                 0.25         0.31
Other                                                       0.30         0.08                  0.50         0.20
                                                       ---------    ---------             ---------    ---------
   Total gross profit less selling
     expenses                                          $    4.89    $    5.20             $   12.08    $   12.57
                                                       ---------    ---------             ---------    ---------
   Other operating expenses                                 3.76         3.68                  7.80         7.01
   Other expenses, net                                      1.64         0.92                  3.02         1.84
                                                       ---------    ---------             ---------    ---------
   Income (loss) before provision for income
     taxes and minority interest                       $   (0.51)   $    0.60             $    1.26    $    3.72
                                                       =========    =========             =========    =========

                        Rica Foods, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


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

NOTE 7 - ACQUISITIONS AND DISPOSALS OF ASSETS

In July 2000, the Company announced its intent to acquire an interest in Poultryfirst.com, a virtual business-to-business poultry market place that provides leading business tools and market data, using formats of auctions for fresh products and catalogs for value-added products for the sale and commercialization of poultry and poultry by-products on the Internet. Poultryfirst.com is owned by Jose Pablo Chaves, the son of Calixto Chaves, a major stockholder, Chief Executive Officer, President and Chairman of the Company. In March 2001, the Company decided to terminate its letter of intent to acquire any participation in Poultryfirst.com in order to concentrate on its core business.

In October 2000, the Company entered into a stock purchase agreement (the "Indavinsa Acquisition") with Industrias Avicolas Nicaraguenses, S.A. ("Indavinsa"), a Nicaraguan company engaged in the production and distribution of poultry and animal feed concentrate products. Pursuant to the terms and conditions of the Indavinsa Acquisition agreement, the Company will acquire an 80% ownership interest of Indavinsa in exchange for 100,000 shares of common stock of the Company and $300,000 in cash payable at the closing of the transaction. The Company expects to close this transaction by the end of fiscal year 2001.

In October 2000, the Company announced it had reached an agreement with Stock Management International, a British Virgin Islands corporation, to sell an 81% controlling interest in the subsidiaries of As de Oros, Planeta Dorado, S.A. and Corasa Estudiantes, S.A. (collectively, the "Restaurants"), in exchange for a note receivable. Pursuant to the terms and conditions of the agreement, the Company will receive $4.05 million over a five year period, with an annual interest rate of 10.06%, payable every six months. Stock Management International will have a grace period of one year and will subsequently make four annual payments to the Company in the amount of $1,012,500 each. As a condition of the agreement, As de Oros will continue to supply poultry products to the Restaurants for a period of 12 years. The Company is in the process of closing this transaction.

In December 2000, the Company announced its intent to acquire a majority stake of the outstanding common stock of Core Etuba, LTDA., a Brazilian company engaged in the production and distribution of poultry products. The final terms and conditions of this acquisition are under negotiations.

                       Rica Foods, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


NOTE 8 - LITIGATION

Pipasa is a defendant in a lawsuit brought in Costa Rica. As a result of this lawsuit (in which the plaintiff seeks $3.6 million), Pipasa was served with prejudgment liens amounting to $1.5 million. These monetary liens were subsequently substituted for land owned by Pipasa with the approval of the court in Costa Rica (Juzgado 6to Civil). Such substitution of collateral was subsequently ratified by the Superior Court on November 11, 1999. The prejudgment liens on assets and on cash have since been released and Pipasa has received all of the funds originally attached by the Court. For the same reasons and by the same plaintiff, Pipasa was sued in the United States of America, in the State of California and the State of Florida, respectively. The California lawsuit has been dismissed without prejudice. The Florida lawsuit is still active and Pipasa's defense is based on a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request of Admissions have been answered by Pipasa. The Company cannot ascertain the basis of the claim or the relief sought by the plaintiff, but intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit or assess the likelihood of an unfavorable outcome.

No other legal proceedings of a material nature to which the Company is a party exist or were pending as of March 31, 2001. The Company knows of no legal proceedings of a material nature pending or threatened nor knows of any judgments entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In Management's opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's operations are primarily conducted through its 100% owned subsidiaries: Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros"). The Company, through its subsidiaries, is the largest poultry company in Costa Rica. As de Oros also owns and operates a chain of quick service restaurants in Costa Rica called "Restaurantes As de Oros."

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and with the Company's unaudited consolidated interim financial statements as of March 31, 2001 and for the three and six month period ended March 31, 2001 and 2000 contained herein.

Results for any interim periods are not necessarily indicative of results for any full year.


Seasonality
-----------

The Company's subsidiaries have historically experienced and have come to expect seasonal fluctuations in net sales and results of operations. The Company's subsidiaries have generally experienced higher sales and operating results in the first and second quarters of each fiscal year. This variation is primarily due to holiday celebrations which occur during these periods in which Costa Ricans prepare traditional meals that include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

Environmental compliance
------------------------

At the present time, the Company is not subject to any significant costs for compliance with any environmental laws in any jurisdiction in which it operates. However, in the future, the Company could become subject to significant costs to comply with new environmental laws or environmental regulations in jurisdictions in which it conducts business. At the present time, the Company cannot assess the potential impact of any such potential environmental regulations.

During the six months ended March 31, 2001, the Company invested approximately $520,000 to remodel and expand its recycling and waste treatment facilities.

Results of operations
---------------------

The Company's operations resulted in a $0.03 diluted loss per share for the three months ended March 31, 2001, compared to a $0.04 diluted earnings per share during the comparative period for fiscal 2000. For the six months ended March 31, 2001, the Company's operations resulted in a $0.08 diluted earnings per share, compared to a $0.25 diluted earnings per share during the comparative period for fiscal 2000.

Results of operations for the six months ended March 31, 2001, when compared to the same period for fiscal 2000, were negatively impacted by adverse economic factors that have affected Costa Rica, as well as North and Central America. According to information issued by the Central Bank of Costa Rica ("BCCR"), commodity exports for Costa Rica for the six months ended March 31, 2001 decreased by 23.73% when compared to the six months ended March 31, 2000. This decrease was mainly due to the economic slow-down in the United States, which according to information issued by the BCCR, purchased 52.5% of total exported commodities during fiscal year 2000. Other external factors that have negatively impacted the Costa Rican economy include increases in the international price of oil and a 33.17% decrease in international investments during fiscal 2000, which has continued through fiscal year 2001 according to information issued by the Ministry of Foreign Commerce of Costa Rica.

However, the Costa Rican economy has recently experienced positive factors such as a devaluation rate of only 3.22% for the six months ended March 31, 2001, which has been the lowest since March 1994, according to information issued by the BCCR, while variations in the inflation rate during the same period have been within normal parameters.

In response to the adverse economic outlook, the Costa Rican government has lowered interest rates beginning in the year 2001 in an effort to increase consumption, investment and employment rates, and has implemented a plan to promote the development of small and medium sized companies in Costa Rica.

The decrease in the Costa Rican consumer's purchasing power affects the overall demand for goods and services in Costa Rica, including the demand for the Company's products. In response, the Company has temporarily lowered the sale price of certain products, increased volume discounts, and shifted its product mix to include more lower priced products which, in the aggregate, have contributed to lower sales than were budgeted for the Company. Because of the present economic outlook in Costa Rica, Management expects this trend to continue in the near future.

The  Company  uses  segment  profit  margin   information  to  analyze   segment
performance, which is defined as gross profit less selling expenses as a percentage of sales.

Three months ended March 31, 2001 compared to three months ended March 31, 2000
-------------------------------------------------------------------------------

Broiler sales decreased by 4.60% for the three months ended March 31, 2001, when compared to the three months ended March 31, 2000. This decrease is attributed to a decrease in sales volume of 4.07% and to temporary sales discounts of certain products the Company offered during this period to address the adverse economic outlook explained above. Segment profit margin decreased from a 21.33% for the three months ended March 31, 2000, to a 20.09% for the three months ended March 31, 2001, primarily due to a decrease in sales prices, partially offset by operating efficiencies achieved in the processing plant as a result of the acquisition of new equipment.

Animal feed sales increased by 10.71% for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The increase was mainly due to an increase in sales volume of 7.07%, consisting mainly of pet food products and pellet feed. Segment profit margin increased from 8.03% for the three months ended March 31, 2000 to 11.22% for the three months ended March 31, 2001, mainly due to lower selling expenses.

Sales of by-products increased by 10.59% for the three months ended March 31, 2001, when compared to the three months ended March 31, 2000, mainly due to an increase in sales volume of 35.32%, offset by lower sales prices achieved due to high discount rates offered by the Company during this period. Sales for the three months ended March 31, 2001 include the Zaragoza line of products, a brand name that was acquired during fiscal year 2001. Segment profit margin decreased from 27.68% for the three months ended March 31, 2000 to a 10.35% for the three months ended March 31, 2001, primarily due to an increase in sales price discounts, higher costs of raw materials, and variations in sales mix of higher cost production products.

Exports sales increased by 41.84% for the three months ended March 31, 2001, when compared to the three months ended March 31, 2000. This increase is mainly due to higher sales of broilers to Honduras. Segment profit margin increased from 1.38% for the three months ended March 31, 2000 to 5.50% for the three months ended March 31, 2001, mainly due to increases in the sales mix of higher profit products.

Sales for the quick service segment, which consists of restaurant operations, decreased by 21.83% for the three months ended March 31, 2001, when compared to the three months ended March 31, 2000. This decrease is mainly due to strong market competition of this segment. Segment profit margin did not vary significantly.

As of the date of filing of this report on form 10-Q, the Company is in the process of completing the sale of 81% of the common stock of the Restaurants to Stock Management Corporation, Inc. The Company expects to close this transaction by the end of fiscal year 2001.

Sales for the other segment increased by 129.61% for the three months ended March 31, 2001, when compared to the three months ended March 31 2000. This increase is mainly due to the increase in the sale of commercial eggs which is expected to continue through the end of fiscal year 2001. Segment profit margin increased from 10.27% for the three months ended March 31, 2000 to 16.80% for the three months ended March 31, 2001, due to operating efficiencies in the distribution of commercial eggs. Sales of other products represented 5.62% and 2.53% of total net sales for the three months ended March 31, 2001 and 2000, respectively.

Operating expenses increased by 2.86% for the three months ended March 31, 2001, when compared to the three months ended March 31, 2000. Operating expenses represented 27.43% and 27.57% of total net sales for the three months ended March 31, 2001 and 2000, respectively. The increase is primarily attributable to a general increase in employee payroll, in accordance with the Company's policy, and an increase in vehicle leasing expenses.

Other expenses increased by 77.57% for the three months ended March 31, 2001, when compared to the three months ended March 31, 2000. This increase is mainly due to increase in interest expenses and foreign exchange rate loss, as a result of an increase in debt.

The provision for income taxes for the three months ended March 31, 2001 amounted to ($173,826), compared to $12,771 for the three months ended March 31, 2000. The tax benefit in 2001 is the result of the pretax loss for the quarter following pretax income during the first quarter of the year. Additionally, the projected effective rate for the year has been revised downward from the first quarter.

Six months ended March 31, 2001 compared to Six months ended March 31, 2000
---------------------------------------------------------------------------

Broiler sales decreased by 5.13% for the six months ended March 31, 2001, when compared to the six months ended March 31 2000. The decrease is attributable to a reduction in sales volume of 5.97%, in addition to temporary discounts of certain products offered by the Company during this period. Segment profit margin increased from 22.81% for the six months ended March 31, 2000 to 24.09% for the six months ended March 31, 2001, mainly due to operating efficiencies achieved in the production process as a result of the acquisition of new equipment.

Animal feed sales increased by 11.19% for the six months ended March 31, 2001, when compared to the six months ended March 31, 2000. The increase is attributable to an increase in sales volume of 8.42% primarily in the sales of pet food and pellet lines of product. Segment profit margin decreased from 12.56% for the six months ended March 31, 2000 to an 11.71% for the six months ended March 31, 2001, mainly due to an increase in costs of raw material and production costs.

Sales of by-products increased by 13.21% for the six months ended March 31, 2001, when compared to the six months ended March 31, 2000.

This increase was primarily due to a sales volume increase of 33.69%, offset by an increase in sales discounts offered by the Comany. Sales for six months ended March 31, 2001, include sales of the new Zaragoza brand name. The increase in sales discounts offered, variations in the sales mix to include more lower profit products and an increase in the costs of raw materials resulted in a decrease in the segment profit margin from 31.54% for the six months ended March 31, 2000 to 15.79% for the six months ended March 31, 2001.

Export sales increased by 21.07% for the six months ended March 31, 2001, when compared to the six months ended March 31, 2000, mainly due to increased sales of broiler to Honduras. Segment profit margin did not vary significantly.

Sales for the quick service segment continue to be negatively affected by greater competition and market saturation. Sales for the six months ended March 31, 2001 decreased by 21.57% when compared to the six months ended March 31, 2000. Segment profit margin did not vary significantly.

Sales for the other segment increased by 116.07% for the six months ended March 31, 2001, when compared to the six months ended March 31, 2000. This increase is attributable to the increase in the sale of commercial eggs. Segment profit margin increased from 13.58% for the six months ended March 31, 2000 to 15.62% for the six months ended March 31, 2001, primarily due to operating efficiencies achieved in the distribution of commercial eggs. Sales of other products represented a 4.95% and a 2.33% of total net sales for the six months ended March 31, 2001 and 2000, respectively.

Operating expenses increased by 6.76% for the six months ended March 31, 2001, when compared to the six months ended March 31, 2000. Operating expenses represent 26.94% and 25.71% of net sales for the six months ended March 31, 2001 and 2000, respectively. The increase is primarily due to general increases in employee payroll, according to Company's policies, and an increase in vehicle leasing expenses as a result of new distribution routes and the substitution of old vehicles.

Other expenses increased by 63.70% for the six months ended March 31, 2001, when compared to the six months ended March 31, 2000. The increase is mainly due to an increase in interest and foreign exchange rate loss, as a result of an increase in debt.

The provision for income taxes for the six months ended March 31, 2001 amounted to $107,929, compared to $406,168 for the six months ended March 31, 2000, representing effective rates of 8.6% and 10.9%, respectively. The decrease in the projected effective rate is primarily due to a lower projected taxable income for the Company for the six months ended March 31, 2001 as compared to the prior year's projection at the end of the second quarter.

Financial condition
-------------------

Operating activities: As of March 31, 2001, the Company had $3.41 million in cash and cash equivalents. The working capital deficit was $15.01 million and $8.22 million as of March 31, 2001 and September 30, 2000, respectively. The current ratios were 0.66 and 0.79 as of March 31, 2001 and September 30, 2000, respectively.

Cash provided by operating activities was $3.27 million and $4.12 million for the six months ended March 31, 2001 and 2000, respectively. The decrease is the result of a decrease in net income, offset by positive variations in operating assets and liabilities. Accounts receivables and payables include increases in operating cash flow due to non-recurring transactions related to the acquisition of the Zaragoza brand name during this fiscal period.

Investment activities: Funds used for investing activities for the six months ended March 31, 2001, totaled $7.13 million, compared to $8.59 million for the six months ended March 31, 2000. Cash flows from investing activities reflect capital expenditures, which are primarily related to the production area and have been primarily allocated to the construction of the second phase of the extruded and rendering plant. In addition, the Company has acquired the Zaragoza brand name and has acquired new vehicles through leasing agreements. The Company has agreed with the lessor to create a self-insurance trust, which is included in the short and long-term investment accounts. The Company anticipates that it will spend approximately $2.59 million for capital expenditures during the rest of fiscal year 2001 and expects to finance such expenditures with external financing, internal cash flow, and/or funds received by the placement of As de Oros' preferred shares.

Financing activities: As of March 31, 2001, the Company arranged for line of credit agreements with banks and raw material suppliers for a maximum aggregate amount of $28.27 million, of which $ 27.45 million have been used. Agreements may be renewed annually and bear interest at annual rates ranging from 7.06% and 11.75%. Property and other collateral secure these agreements.

During the six months ended March 31, 2001, net cash provided by financing activities was $1.83 million, compared to $3.72 million provided during the six months ended March 31, 2000. Financing activities reflect the payment of the first $4 million annual amortization of the private placement of debt with Pacific Life, which was temporarily financed by short and long-term debt. Since the end of last fiscal year, the Company has been analyzing different alternatives to restructure its debt from short-term to long-term. One of these alternatives is the possible issuance by As de Oros of an aggregate of $20 million preferred shares at a 9% rate. Such issuance was authorized by the Superintendencia General de Valores (General Superintendence of Securities) on November 29, 2000. The Company expects to issue a total of $10 million in As de Oros' preferred shares during fiscal year 2001. Funds raised by this placement will primarily be used to finance capital expenditures in the production area and cancel Company short-term debt. However, due to a recent Costa Rican government issuance of more than $250 million in bonds which decreased the liquidity in the Costa Rican securities market, the Company has postponed the issuance of these preferred shares in As de Oros until market conditions are more favorable. As another alternative, during the second quarter of fiscal 2001, the Company signed an engagement letter with the investment banking firm of Ladenburg Thalmann & Co. Inc. This firm has been engaged to assist the Company in structuring its overall corporate and expansion plans, including the possibility of issuing debt or equity securities, debt restructuring and any project financing.

Management expects to continue to finance operations and capital expenditures through its normal operating activities and external sources. Management also expects that there will be sufficient resources available to meet the Company's cash requirements through the rest of fiscal year 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk:

The Company makes U.S. dollar payments for its bank facilities and imported raw materials such as corn, soybean meal and reproduction birds. Given its exposure to the volatility of the U.S. dollar, the Company actively manages its exchange rate risk. The Company uses a financial model to determine the best strategy to mitigate risks against the devaluation of the currency of Costa Rica, the colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. During the six months ended March 31, 2001, the Company increased its sales prices an average of 1.70%. However, the National devaluation rate in Costa Rica for that same period was 3.21%. Due to adverse economic climate, the Company has temporarily decided not to make any significant increases to its sales prices as a marketing strategy in order to best maintain sales and its market share. The Company plans to make additional sales price increases during the rest of fiscal year 2001 in areas where the market will bear such increases.

Commodity Risk Management:

The Company imports all of its corn and soybean meal, the primary ingredients in chicken feed, from the United States of America. The Company has been actively hedging its exposure to corn since 1991 and its strategy is to hedge against price increases in corn and soybean meal. The Company is not involved in speculative trading. The average prices paid by the Company for corn and soybean meal were approximately 0.73% below and 9.89% above its budgeted prices, respectively, for the six months ended March 31, 2001. In average, prices paid for both corn and soybean meal were 3.94% for the six months ended March 31, 2001.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS:

Pipasa is a defendant in a lawsuit brought in Costa Rica. As a result of this lawsuit (in which the plaintiff seeks $3.6 million), Pipasa was served with prejudgment liens amounting to $1.5 million. These monetary liens were subsequently substituted for land owned by Pipasa with the approval of the court in Costa Rica (Juzgado 6to Civil). Such substitution of collateral was subsequently ratified by the Superior Court on November 11, 1999. The prejudgment liens on assets and on cash have since been released and Pipasa has received all of the funds originally attached by the Court. For the same reasons and by the same plaintiff, Pipasa was sued in the United States of America, in the State of California and the State of Florida, respectively. The California lawsuit has been dismissed without prejudice. The Florida lawsuit is still active and Pipasa's defense is based on a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request of Admissions have been answered by Pipasa. The Company cannot ascertain the basis of the claim or the relief sought by the plaintiff, but intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit or assess the likelihood of an unfavorable outcome.

No other legal proceedings of a material nature to which the Company is a party exist, or were pending as of March 31, 2001. The Company knows of no legal proceedings of a material nature pending or threatened nor knows of any judgments entered against any director or officer of the Company in his capacity as such.

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

         None.

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

                                       RICA FOODS, INC. AND SUBSIDIARIES



Dated:  May 21, 2001                   /s/ Calixto Chaves
                                       ----------------------------------
                                       Calixto Chaves
                                       Chief Executive Officer




Dated:  May 21, 2001                   /s/ Randall Piedra
                                       ----------------------------------
                                       Randall Piedra
                                       Chief Financial Officer