Form 10-Q
period 2001-06-30
RICA FOODS INC
filed 2001-08-20
CIK 789881

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.
                  For the quarterly period ended June 30, 2001

                                       or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-18222

                                RICA FOODS, INC.
               -------------------------------------------------
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

                                   X  Yes     No
                                  ---            ---

The number of shares outstanding of Company's common stock, par value $0.001 per share, as of August 20, 2001 was 12,864,321 shares.

                        RICA FOODS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements
           Consolidated Balance Sheets as of  June 30, 2001 (Unaudited)
             and September 30, 2000..........................................  3
           Consolidated Statements of Operations for the three and nine month periods ended June 30, 2001 and 2000 (Unaudited)..........  4
           Consolidated Statements of Cash Flows for the nine months
             ended June 30, 2001 and 2000 (Unaudited) .......................  5
           Notes to Unaudited Consolidated Financial Statements..............  7
ITEM 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 12
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk........ 17



                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings................................................. 18
ITEM 6.    Exhibits and Reports.............................................. 19

                        RICA FOODS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                             June 30, 2001          September 30,
                                                              (Unaudited)               2000
                       Assets                                -------------          -------------
                       ------

Current assets:
  Cash and cash equivalents                                   $  2,822,762          $  4,256,636
  Short-term investments                                           185,061                86,557
  Notes and accounts receivable                                 11,355,375            11,187,031
  Due from related parties                                       1,400,013                39,618
  Inventories                                                   12,617,149            14,307,768
  Prepaid expenses                                                 992,808               557,519
                                                              ------------          ------------
Total current assets                                            29,373,168            30,435,129

Property, plant and equipment                                   47,401,196            45,425,881
Long-term receivables-trade                                        746,717               640,222
Long-term investments                                            4,861,671             3,965,385
Other assets                                                     4,467,308             4,010,364
Cost in excess of net assets of acquired business                2,382,973             3,705,392
                                                              ------------          ------------
Total assets                                                  $ 89,233,033          $ 88,182,373
                                                              ============          ============

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable                                            $ 13,889,151          $ 16,161,076
  Accrued expenses                                               4,088,907             3,862,659
  Notes payable                                                 16,037,733            12,878,147
  Current portion of long-term debt                              5,793,698             5,680,190
  Due to stockholders                                               74,634                76,657
                                                              ------------          ------------
Total current liabilities                                       39,884,123            38,658,729

Long-term debt, net of current portion                          23,379,421            21,820,905
Due to stockholders                                                 15,660                16,409
Deferred income tax liability                                    2,163,673             2,899,511
                                                              ------------          ------------
Total liabilities                                               65,442,877            63,395,554

Minority interest                                                1,336,445             1,336,445

Stockholders' equity:
  Common stock                                                      12,865                12,855
  Preferred stock                                                2,216,072             2,216,072
  Additional paid-in capital                                    25,800,940            25,760,950
  Accumulated other comprehensive loss                          (9,432,247)           (8,758,737)
Retained earnings                                                9,786,527             9,388,127
                                                              ------------          ------------
                                                                28,384,157            28,619,267
Less:
  Due from stockholders                                         (5,662,052)           (4,900,499)
  Treasury stock, at cost                                         (268,394)             (268,394)
                                                              ------------          ------------
Total stockholders' equity                                      22,453,711            23,450,374
                                                              ------------          ------------
Total liabilities and stockholders' equity                    $ 89,233,033          $ 88,182,373
                                                              ============          ============


The accompanying notes to the unaudited consolidated financial statements are an integral part of these balance sheets.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three months ended                 Nine months ended
                                                              June 30,                           June 30,
                                                         ------------------                 -----------------
                                                        2001              2000              2001            2000
                                                        ----              ----              ----            ----

Sales                                               $ 31,003,403      $ 29,755,427      $ 95,624,791    $ 93,181,924
Cost of sales                                         22,504,310        21,048,137        65,437,886      62,602,152
                                                    ------------      ------------      ------------    ------------
   Gross profit                                        8,499,093         8,707,290        30,186,905      30,579,772
                                                    ------------      ------------      ------------    ------------

Operating expenses:
   Selling                                             4,787,792         4,718,249        14,402,777      14,013,274
   General and administrative                          3,464,185         3,404,467        10,867,061       9,996,470
   Amortization of cost in excess of net
      assets of acquired business                        196,884           266,147           590,652         687,680
                                                    ------------      ------------      ------------    ------------
Total operating expenses                               8,448,861         8,388,863        25,860,490      24,697,424

Income from operations                                    50,232           318,427         4,326,415       5,882,348
   Other expenses (income):
     Interest expense                                  1,122,938         1,031,611         3,524,977       2,928,950
     Interest income                                    (304,911)         (378,722)         (851,684)       (725,221)
     Foreign exchange loss, net                          472,512           388,092         1,682,017       1,083,167
     Miscellaneous, net                                 (556,156)         (331,515)         (601,214)       (732,797)
                                                    ------------      ------------      ------------    ------------
   Other expenses, net                                   734,383           709,466         3,754,096       2,554,099
                                                    ------------      ------------      ------------    ------------

Income (loss) before income taxes and
   minority interest                                    (684,151)         (391,039)          572,319       3,328,249
Provision for income taxes                              (107,929)         (143,594)                -         262,574
                                                    ------------      ------------      ------------    ------------
Income (loss) before minority interest                  (576,222)         (247,445)          572,319       3,065,675
Minority interest                                         20,385            45,337            58,005         574,770
                                                    ------------      ------------      ------------    ------------
Net income (loss)                                       (596,607)         (292,782)          514,314       2,490,905
Preferred stock dividends                                 36,499            17,426           115,915         112,170
                                                    ------------      ------------      ------------    ------------
Net income (loss) applicable to common
   stockholders                                     $   (633,106)     $   (310,208)     $    398,399    $  2,378,735
                                                    ============      ============      ============    ============

Earnings (loss) per share:
     Basic earnings (loss)  per share               $      (0.05)        $   (0.02)     $       0.03    $       0.21
                                                    ============      ============      ============    ============
     Diluted earnings (loss) per share              $      (0.05)        $   (0.02)     $       0.03    $       0.21
                                                    ============      ============      ============    ============
Weighted  average  number of common  shares
   outstanding:
     Basic                                            12,810,305        12,800,406        12,807,814      11,562,667
                                                    ============      ============      ============    ============
     Diluted                                          12,810,305        12,800,406        12,807,814      11,567,038
                                                    ============      ============      ============    ============


The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the nine months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                        2001                2000
                                                                        ----                ----
Cash flows from operating activities:
  Net income                                                       $    514,314        $  2,490,905
  Adjustment to reconcile net income to  net cash
    provided by operating activities:
      Depreciation and amortization                                   3,617,502           2,870,342
      Production poultry                                              2,054,757           1,712,711
      Allowance for inventory obsolescence                               18,702              27,138
      Amortization of cost in excess of net assets of
        acquired business                                               590,652             687,680
      Stock options and grants issued to employees                            -             130,735
      Gain on sale of productive assets                                (451,186)           (113,494)
      Deferred income tax benefit                                        (2,905)           (237,143)
      Provision for doubtful receivables                                 67,998             266,367
      Minority interest                                                  58,005             574,790
  Changes in operating assets and liabilities:
        Notes and accounts receivable                                  (680,207)         (2,420,831)
        Inventories                                                    (322,233)         (2,673,296)
        Prepaid expenses                                               (435,290)           (730,107)
        Accounts payable                                             (2,271,927)          3,400,501
        Accrued expenses                                                345,270               4,767
        Long-term receivables-trade                                    (138,916)             53,299
                                                                   ------------        ------------
           Net cash provided by operating activities                  2,964,536           6,044,364
                                                                   ------------        ------------

  Cash flows from investing activities:
      Short-term investments                                            (98,504)           (729,143)
      Long-term investments                                            (707,670)                  -
      Additions to property, plant and equipment                     (7,501,157)        (12,304,613)
      Proceeds from sales of productive assets and
        long-term investments                                           706,954           1,039,911
      Increase in other assets                                         (947,201)           (723,992)
                                                                   ------------        ------------
           Net cash used in investing activities                     (8,547,578)        (12,717,837)
                                                                   ------------        ------------

  Cash flows from financing activities:
      Short-term financing:
        New loans                                                    17,737,757          17,461,243
        Payments                                                    (14,606,462)        (13,464,690)
      Preferred stock cash dividends                                   (173,920)           (202,719)


                                                        (Continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the nine months ended June 30, 2001 and 2000
                                   (Unaudited)
                                   (Continued)


                                                                        2001                2000
                                                                        ----                ----
      Long-term financing:
        New loans                                                     7,361,968           4,367,840
        Payments                                                     (5,599,187)           (804,986)
      Issuance of common stock                                           40,000                   -
      Due from stockholders and related party                        (2,124,384)         (1,951,601)
                                                                   ------------        ------------
           Net cash provided by financing activities                  2,635,772           5,405,087
                                                                   ------------        ------------

      Effect of exchange rate changes on cash and cash
        equivalents                                                   1,513,396            (187,851)

      Decrease in cash and cash equivalents                          (1,433,874)         (1,456,237)
      Cash and cash equivalents at beginning of period                4,256,636           3,913,168
                                                                   ------------        ------------
      Cash and cash equivalents at end of period                   $  2,822,762        $  2,456,931
                                                                   ============        ============
      Supplemental disclosures of cash flow information:
      Cash paid during year for:
        Interest                                                   $  3,813,946        $  2,908,045
                                                                   ============        ============
        Income taxes                                               $    186,961        $    414,259
                                                                   ============        ============

      Supplemental schedule of non-cash investing activities:
        Common stock dividends paid as preferred shares
          From Pipasa                                              $          -        $  2,143,626
                                                                   ============        ============
          From As de Oros                                          $          -        $  1,983,327
                                                                   ============        ============
          Pipasa's preferred stock repurchased in exchange
            for outstanding receivables                            $          -        $  2,143,626
                                                                   ============        ============
          As de Oros' preferred stock  repurchased in exchange
            for outstanding receivables                            $          -        $  1,983,327
                                                                   ============        ============
        Acquisition of business:
          Fair value of asses acquired                             $          -        $  4,600,000
                                                                   ============        ============
          Common stock issued                                      $          -        $  7,880,000
                                                                   ============        ============


The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                        Rica Foods, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


NOTE 1 - GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its 100% owned subsidiaries:
Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros") (collectively the "Company") that appear in this Quarterly Report on Form 10-Q. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") ("United States" or "U.S."). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited consolidated financial statements for the fiscal year ended September 30, 2000, which are included in the Company's Annual Report on Form 10-K. Management has included in the Company's financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2001. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

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

                        Rica Foods, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Inventories consist of the following:

                                              June 30,          September 30,
                                                2001                2000
                                              --------          -------------

Finished products                           $  2,150,822        $  4,049,669
Poultry                                        4,075,315           3,655,554
Production poultry                             2,955,322           3,191,343
Materials and supplies                         2,073,228           1,939,597
Raw materials                                  2,392,470           2,180,936
In-transit                                       462,306             391,105
                                             -----------        ------------
                                              14,109,463          15,408,204
                                            ------------        ------------
Less:
Production poultry                            (1,402,769)         (1,025,754)
Allowance for obsolescence                       (89,545)            (74,682)
                                            ------------        ------------
Inventories, net                            $ 12,617,149        $ 14,307,768
                                            ============        ============

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income (loss) are as follows:


                                                     Three months ended                    Nine months ended
                                                           June 30,                              June 30,
                                                     ------------------                    -----------------
                                                    2001             2000                2001               2000
                                                    ----             ----                ----               ----

Net income (loss)                              $   (596,607)      $ (292,782)         $  514,314        $ 2,490,905
Foreign currency translation adjustment
                                                   (500,609)        (300,094)           (673,510)        (1,342,593)
                                               ------------       ----------          ----------        -----------
Total comprehensive income (loss)              $ (1,097,216)      $ (592,876)         $ (159,196)       $ 1,148,312
                                               ============       ==========          ==========        ===========

NOTE 5 - EARNINGS (LOSS) PER SHARE

Following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:

                        Rica Foods, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements




                                                                    Three months ended                    Nine months ended
                                                                         June 30,                             June 30,
                                                                    ------------------                    -----------------
                                                                  2001             2000                2001             2000
                                                                  ----             ----                ----             ----
Numerator:
  Net income (loss) applicable to common
    stockholders                                            $    (633,106)     $   (310,208)     $     398,399     $  2,378,735
                                                            =============      ============      =============     ============
Denominator:
  Denominator for basic earnings (loss)  per share             12,810,305        12,800,406         12,807,814       11,562,667
  Effect of dilutive securities:
    Options to purchase common stock                                    -                 -                  -            4,371
                                                            -------------      ------------      -------------     ------------
  Denominator for diluted earnings (loss) per share            12,810,305        12,800,406         12,807,814       11,567,038
                                                            =============      ============      =============     ============
Earnings (loss) per share from continuing operations:
  Basic                                                     $       (0.05)     $      (0.02)      $       0.03     $       0.21
                                                            =============      ============      =============     ============
  Diluted                                                   $       (0.05)     $      (0.02)      $       0.03     $       0.21
                                                            =============      ============      =============     ============


NOTE 6 - SEGMENT INFORMATION (In millions):


                                            Three months ended June 30,           Nine months ended June 30,
                                            ---------------------------           --------------------------
                                              2001               2000               2001             2000
                                              ----               ----               ----             ----

Broiler                                     $ 16.74            $ 17.42            $ 53.10          $ 55.75
Animal feed                                    6.32               5.79              18.39            16.65
By-products                                    3.40               2.86              10.15             8.81
Exports                                        1.79               1.06               4.39             3.21
Quick service                                  1.25               1.59               4.89             6.25
Others                                         1.50               1.03               4.70             2.52
                                            -------            -------            -------          -------
    Total net sales                         $ 31.00            $ 29.75            $ 95.62          $ 93.18
                                            -------            -------            -------          -------

Broiler                                        2.35               3.03              11.11            11.78
Animal feed                                    0.57               0.45               1.99             1.81
By-products                                    0.44               0.39               1.50             2.26
Exports                                        0.18               0.03               0.27             0.11
Quick service                                  0.00              (0.01)              0.25             0.30
Others                                         0.17               0.10               0.67             0.30
                                            -------            -------            -------          -------
   Total gross profit less
     selling expenses                       $  3.71            $  3.99            $ 15.79          $ 16.57

   Other operating expenses                    3.66               3.67              11.46            10.69
   Other expenses, net                         0.73               0.71               3.75             2.55
                                            -------            -------            -------          -------
   Income (loss) before
     provision for income
     taxes and minority
     interest                               $ (0.68)           $ (0.39)           $  0.58          $  3.33
                                            =======            =======            =======          =======

                        Rica Foods, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

The Company measures segment profit as gross profit less selling expenses. The Company operates in the production and marketing of poultry products, animal feed and quick service chicken restaurants ("quick service"). The Company's subsidiaries distribute these products primarily throughout Costa Rica and in Honduras, through subsidiaries whose activities are included in the "Exports" segment. The Company also exports to other countries in Central America and the Caribbean. The basis for determining the Company's operating segments is the means in which management uses financial information in its operations. Management operates and organizes the financial information according to the types of products offered to its customers.

NOTE 7 - ACQUISITIONS AND DISPOSALS OF ASSETS

In October 2000, the Company entered into a stock purchase agreement (the "Indavinsa Acquisition") with Industrias Avicolas Integradas, S.A. ("Indavinsa"), a Nicaraguan company engaged in the production and distribution of poultry and animal feed concentrate products. Pursuant to the terms and conditions of the Indavinsa Acquisition agreement, the Company will acquire an 80% ownership interest of Indavinsa in exchange for 100,000 shares of common stock of the Company and $300,000 in cash payable at the closing of the transaction. The Company expects to close this transaction by the end of fiscal year 2001, and is currently in the process of renegotiation of some of the terms and conditions of the acquisition agreement, due to the time elapsed.

In October 2000, the Company announced it had reached an agreement with Stock Management International ("SMI"), a British Virgin Islands corporation, to sell an 81% controlling interest in the subsidiaries of As de Oros, Planeta Dorado, S.A. and Corasa Estudiantes, S.A. (collectively, the "Restaurants"), in exchange for a note receivable. Pursuant to the terms and conditions of the agreement, the Company would receive $4.05 million over a five year period, with an annual interest rate of 10.06%, payable every six months. Stock Management International would have a grace period of one year and would subsequently make four annual payments to the Company in the amount of $1,012,500 each. As a condition of the agreement, As de Oros would continue to supply poultry products to the Restaurants for a period of 12 years. The Company, with the consent of SMI, has suspended the negotiations, pursuant to new terms and conditions and is currently under negotiation with other third parties.

In December 2000, the Company announced its intent to acquire a majority stake of the outstanding common stock of Avicola Core Etuba, Ltda. ("Core"), a Brazilian company engaged in the production and distribution of poultry products. In March 2001, the Company agreed to acquire a 75% stake in Core for $3.5 million, and an option for the remaining 25% stake for $1.7 million.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of SFAS No. 142, positive goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, negative goodwill is recognized as an extraordinary gain at the time of the business combination.

SFAS Nos. 141 and 142 are effective for fiscal years beginning after December 31, 2001. However, if an entity's fiscal year begins after March 15, 2001 and its first interim period financial statements have not been issued, then early adoption is allowed. The Company plans to use early adoption of the new standards effective October 1, 2001.

                        Rica Foods, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Presently, the Company does not anticipate that it will have to recognize any impairments under SFAS No. 141, and it has no negative goodwill to be eliminated. Further, it does not have any other identifiable intangible assets whose amortization will be reduced.

On the other hand, annual goodwill amortization of $787,535 will be discontinued with the adoption of SFAS-142 effective October 1, 2001.

NOTE  9 - INCOME TAXES

In July 2001, the government of Costa Rica enacted changes in the income tax law, applicable for fiscal years ending after September 30, 2001. Such decree provides, among other things, the following changes in the Costa Rican income tax law:

     o Eliminates the restatement of property, plant and equipment, thereby significantly reducing the related tax depreciation.

     o Eliminates the one-time deduction equivalent to 50% of the prior year's investment in property, plant and equipment to be used in agricultural and industrial activities.

These changes will result in a significant increase in the income tax expense of Pipasa and As de Oros. However, the Company has not yet quantified the impact in its financial position or results of operations.


NOTE 10 - LITIGATION

Pipasa is a defendant in a lawsuit brought in Costa Rica. As a result of this lawsuit (in which the plaintiff seeks $3.6 million), Pipasa was served with prejudgment liens amounting to $1.5 million. These monetary liens were subsequently substituted for land owned by Pipasa with the approval of the court in Costa Rica (Juzgado 6to Civil). Such substitution of collateral was subsequently ratified by the Superior Court on November 11, 1999. The prejudgment liens on assets and on cash have since been released and Pipasa has received all of the funds originally attached by the Court. For the same reasons and by the same plaintiff, Pipasa was sued in the United States of America, in the States of California and Florida, respectively. The California lawsuit has been dismissed without prejudice. The Florida lawsuit is still active and Pipasa's defense is based on, among other things, a lack of personal jurisdiction in the State of Florida. Interrogatories, a Request to Produce Documents and a Request of Admissions have been answered by Pipasa. The Company and its Chairman, as a non-related third party, are currently subject to a Request to Produce Documents to the extent and only if they posses information and or documents related to the case. The Company cannot ascertain the basis of the claim or the relief sought by the plaintiff, but it intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit or assess the likelihood of an unfavorable outcome.

No other legal proceedings of a material nature to which the Company is a party exist, or were pending as of June 30, 2001. The Company is not aware of any significant pending or threatened legal proceedings, nor is it aware of any judgments entered against any director or officer of the Company in his capacity as such.

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

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and with the Company's unaudited consolidated interim financial statements as of June 30, 2001 and for the three and nine month periods ended June 30, 2001 and 2000 contained herein.

Results for any interim periods are not necessarily indicative of results for any full year.

Seasonality
-----------

The Company's subsidiaries have historically experienced and have come to expect seasonal fluctuations in net sales and results of operations. The Company's subsidiaries have generally experienced higher sales and operating results in the first and second quarters of each fiscal year. This variation is primarily due to holiday celebrations that occur during these periods in which Costa Ricans prepare traditional meals that include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

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

During the nine months ended June 30, 2001, the Company invested approximately $620,000 to remodel and expand its recycling and waste treatment facilities.

Results of operations
---------------------

The Company's operations resulted in a $0.05 diluted loss per share for the three months ended June 30, 2001, compared to a $0.02 diluted loss per share during the comparative period for fiscal 2000. For the nine months ended June 30, 2001, the Company's operations resulted in a $0.03 diluted earnings per share, compared to a $0.21 diluted earnings per share during the comparative period for fiscal 2000.

Results of operations for the nine months ended June 30, 2001, when compared to the same period for fiscal 2000, were negatively impacted by adverse economic factors that have affected Costa Rica, as well as North and Central America. According to information issued by the Central Bank of Costa Rica ("BCCR"), commodity exports for Costa Rica for the nine months ended June 30, 2001 decreased by 22.41% when compared to the nine months ended June 30, 2000. This decrease was mainly due to the economic slow-down in the United States, which according to information issued by the BCCR, purchased 52.5% of total exported commodities during fiscal year 2000. Other external factors that have negatively impacted the Costa Rican economy include increases in the international price of oil and a 33.17% decrease in international investments during fiscal 2000, which has continued through fiscal year 2001 according to information issued by the Ministry of Foreign Commerce of Costa Rica.

However, the Costa Rican economy has recently experienced positive factors such as a devaluation rate of only 4.80% for the nine months ended June 30, 2001, which has been the lowest since March 1994, according to information issued by the BCCR, while variations in the inflation rate during the same period have been below the average for the same period.

In response to the adverse economic outlook, the Costa Rican government has lowered interest rates beginning in the year 2001 in an effort to increase consumption, investment and employment rates, and has implemented a plan to promote the development of small and medium sized companies in Costa Rica. Positive factors in the economy have been an increase in the tourism and construction sector, which are intensive in employment.

The decrease in the Costa Rican consumer's purchasing power affects the overall demand for goods and services in Costa Rica, including the demand for the Company's products. In response, the Company has temporarily lowered the sale price of certain products, increased volume discounts, and shifted its product mix to include lower priced products which, in the aggregate, have contributed to lower sales than were budgeted for the Company. Because of the present economic outlook in Costa Rica, management expects this trend to continue in the near future.

The  Company  uses  segment  profit  margin   information  to  analyze   segment
performance, which is defined as gross profit less selling expenses as a percentage of sales.

Three months ended June 30, 2001 compared to three months ended June 30, 2000
-----------------------------------------------------------------------------

Broiler sales decreased by 3.94% for the three months ended June, 2001, when compared to the three months ended June 30, 2000. This decrease is attributed to temporary sales discounts of certain products the Company offered during this period to address the adverse economic outlook explained above. Volume sales for this segment increase by 1.21%. Segment profit margin decreased from 17.42% for the three months ended June 30, 2000, to 14.06% for the three months ended June 30, 2001, primarily due to a decrease in sales prices, partially offset by operating efficiencies achieved in the processing plant as a result of the acquisition of new equipment.

Animal feed sales increased by 9.14% for the three months ended June 30, 2001 when compared to the three months ended June 30, 2000. The increase was mainly due to variation in the sales mix to more expensive and profitable lines of products such as pet food and pellet feed, as a result of a larger coverage in the market. Sales volume did not vary significantly. Segment profit margin increased from 7.76% for the three months ended June 30, 2000 to 8.97% for the three months ended June 30, 2001, mainly due to variations in the sales mix to higher priced and more profitable products, offset by an increase in selling expenses.

Sales of by-products increased by 19.20% for the three months ended June 30, 2001, when compared to the three months ended June 30, 2000, mainly due to an increase in sales volume of 23.48%, offset by lower sales prices resulting from discount rates offered by the Company during this period. Sales for the three months ended June 30, 2001 include the Zaragoza line of products, a brand name that was acquired during fiscal year 2001. Segment profit margin did not vary significantly.

Exports sales increased by 68.37% for the three months ended June 30, 2001, when compared to the three months ended June 30, 2000. This increase is mainly due to higher sales of broilers to Honduras, fertile eggs and live chicks. Segment profit margin increased from 3.18% for the three months ended June 30, 2000 to 10.21% for the three months ended June 30, 2001, mainly due to increases in the sales mix of higher profit products. Sales for the quick service segment, which consists of restaurant operations, decreased by 21.18% for the three months ended June 30, 2001, when compared to the three months ended June 30, 2000. This decrease is mainly due to strong market competition of this segment. Segment profit margin did not vary significantly.

As of the date of filing of this report on form 10-Q, the Company, has suspended, with the consent of Stock Management International, the sale of 81% of the common stock of the restaurants, pursuant to the new terms and conditions. The Company is currently negotiating the sale of the restaurants with other third parties.

Sales for the other segment increased by 45.31% for the three months ended June 30, 2001, when compared to the three months ended June 30 2000. This increase is mainly due to the increase in the sale of commercial eggs which is expected to continue through the end of fiscal year 2001. Segment profit margin increased from 9.69% for the three months ended June 30, 2000 to 11.17% for the three months ended June 30, 2001, due to operating efficiencies in the distribution of commercial eggs and variations in the sales mix to more profitable products. Sales of other products represented 4.85% and 3.48% of total net sales for the three months ended June 30, 2001 and 2000, respectively.

Operating expenses increased by 0.72% for the three months ended June 30, 2001, when compared to the three months ended June 30, 2000. Operating expenses represented 27.25% and 28.19% of total net sales for the three months ended June 30, 2001 and 2000, respectively. The increase is primarily attributable to a general increase in employee payroll, in accordance with the Company's policy, and an increase in professional services, offset by a decrease in operating expenses from the quick service and export segments.

Other expenses increased by 3.51% for the three months ended June 30, 2001, when compared to the three months ended June 30, 2000. This increase is mainly due to an increase in interest expense and foreign exchange rate loss as a result of higher outstanding debt during fiscal 2001, offset by non-recurring gains resulting from the sale of property during the three months ended June 30, 2001.

The provision for income taxes for the three months ended June 30, 2001 amounted to a benefit of $(107,929) compared to a benefit of $(143,594) for the three months ended June 30, 2000 resulting in effective income tax rates of 15.8% and 36.7%, respectively. The tax benefits in 2001 and 2000, are the result of decreases in the projected annual taxable income from prior quarters.

Nine months ended June 30, 2001 compared to nine months ended June 30, 2000
---------------------------------------------------------------------------

Broiler sales decreased by 4.76% for the nine months ended June 30, 2001, when compared to the nine months ended June 30, 2000. The decrease is attributable to a reduction in sales volume of 3.87%, in addition to temporary discounts of certain products offered by the Company during this period. The decrease in profit margin due to discounts, was offset by operating efficiencies in the production process. Segment profit margin did not vary significantly, decreasing from 21.13% to 20.93%.

Animal feed sales increased by 10.48% for the nine months ended June 30, 2001, when compared to the nine months ended June 30, 2000. The increase is attributable to an increase in sales volume of 5.68% primarily in the pet food and pellet line of products. Segment profit margin did not vary significantly.

Sales of by-products increased by 15.15% for the nine months ended June 30, 2001, when compared to the nine months ended June 30, 2000. This increase was primarily due to a sales volume increase of 36.69%, offset by an increase in sales discounts offered by the Company. Sales for the nine months ended June 30, 2001 include sales of the new Zaragoza brand name. The increase in sales discounts offered, variations in the sales mix to include more lower profit products and an increase in the cost of raw materials contributed to a decrease in the segment profit margin from 25.69% for the nine months ended June 30, 2000 to 14.88% for the nine months ended June 30, 2001.

Export sales increased by 36.69% for the nine months ended June 30, 2001, when compared to the nine months ended June 30, 2000, mainly due to increased sales of broiler to Honduras, fertile eggs, pet food products and live chicks. Segment profit margin increased from 3.53% to 6.26% due to lower operating expenses and variations in the sales mix to more profitable products.

Sales for the quick service segment continue to be negatively affected by greater competition and market saturation. Sales for the nine months ended June 30, 2001 decreased by 21.61% when compared to the nine months ended June 30, 2000. Segment profit margin did not vary significantly.

Sales for the other segment increased by 86.97% for the nine months ended June 30, 2001, when compared to the nine months ended June 30, 2000. This increase is attributable to the increase in the sale of commercial eggs. Segment profit margin increased from 11.98% for the nine months ended June 30, 2000 to 14.20% for the nine months ended June 30, 2001, primarily due to operating efficiencies achieved in the distribution of commercial eggs and variations in the sales mix. Sales of other products represented 4.92% and 2.70% of total net sales for the nine months ended June 30, 2001 and 2000, respectively.

Operating expenses increased by 4.71% for the nine months ended June 30, 2001, when compared to the nine months ended June 30, 2000. Operating expenses represent 27.04% and 26.50% of net sales for the nine months ended June 30, 2001 and 2000, respectively. The increase is primarily due to general increases in professional services, advertising, employee payroll in accordance with the Company's policies, increase in vehicle leasing as a result of new distribution routes and the substitution of old vehicles, offset by lower operating expenses from the quick service and export segments.

Other expenses increased by 46.98% for the nine months ended June 30, 2001, when compared to the nine months ended June 30, 2000. The increase is primarily due to an increase in interest and a loss in the foreign exchange rate, which combined, resulted in an increase in debt.

The Company has projected that it will not be required to pay any income taxes for the fiscal year ending September 30, 2001, and has therefore not recorded any income tax expense for the nine months ended June 30, 2001. The effective income tax rates were 0.0% and 7.9% for the nine months ended June 30, 2001 and 2000, respectively. This projection is based on the amount of tax benefits that will be available to the Company and the low results of operations projected for the year.

However, recent changes in the tax law in Costa Rica that will go into effect next year will eliminate these tax benefits (see Note 9 to the accompanying unaudited consolidated financial statements).

Financial condition
-------------------

Operating activities: As of June 30, 2001, the Company had $2.82 million in cash and cash equivalents. The working capital deficit was $10.51 million and $8.22 million as of June 30, 2001 and September 30, 2000, respectively. The current ratios were 0.74 and 0.79 as of June30, 2001 and September 30, 2000, respectively.

Cash provided by operating activities was $2.96 million and $6.04 million for the nine months ended June 30, 2001 and 2000, respectively. The decrease is the result of a decrease in net income, and a decrease in accounts payable related to the acquisition of new equipment invested during last fiscal year, offset by a lower increase in inventory levels during the present fiscal period and a more efficient collection of commercial account receivables.

Investment activities: Funds used for investing activities for the nine months ended June 30, 2001, totaled $8.55 million, compared to $12.71 million for the nine months ended June 30, 2000. Cash flows from investing activities reflect capital expenditures, which are primarily related to the production area and have been primarily allocated to the construction of the second phase of the extruded and rendering plant. In addition, the Company has acquired the Zaragoza brand name and has acquired new vehicles through leasing agreements. The Company has agreed with the lessor to create a self-insurance trust, which is included in the short and long-term investment accounts. The Company anticipates that it will spend approximately $470,000 for capital expenditures during the rest of fiscal year 2001 and expects to finance such expenditures with internal cash flows.

Financing activities: As of June 30, 2001, the Company arranged for line of credit agreements with banks and raw material suppliers for a maximum aggregate amount of $27.41 million, of which $24.17 million have been used. Agreements may be renewed annually and bear interest at annual rates ranging from 7.06% to 11.75%. Property and other collateral secure these agreements.

During the nine months ended June 30, 2001, net cash provided by financing activities was $2.64 million, compared to $5.40 million provided during the nine months ended June 30, 2000. Financing activities reflect the payment of the first $4 million annual amortization of the private placement of debt with Pacific Life. Since the end of last fiscal year, the Company has been analyzing different alternatives to restructure its debt from short-term to long-term. One of these alternatives is the possible issuance by As de Oros of an aggregate of $20 million preferred shares at a 9% rate. Such issuance was authorized by the Superintendencia General de Valores (General Superintendence of Securities) on November 29, 2000. However, due to a recent Costa Rican government issuance of more than $250 million in bonds which decreased the liquidity in the Costa Rican securities market, the Company plans to cancel the public offering of the bonds by As de Oros during the next quarter. As another alternative, during the second quarter of fiscal 2001, the Company signed an engagement letter with the investment banking firm of Ladenburg Thalmann & Co. Inc. This firm has been engaged to assist the Company in structuring its overall corporate and expansion plans, including the possibility of issuing debt or equity securities, debt restructuring and any project financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk
------------------

The Company makes U.S. dollar payments for its bank facilities and imported raw materials such as corn, soybean meal and reproduction birds. Given its exposure to the volatility of the U.S. dollar, the Company actively manages its exchange rate risk. The Company uses a financial model to determine the best strategy to mitigate risks against the devaluation of the currency of Costa Rica, the colon, against the U.S. dollar. The Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. During the nine months ended June 30, 2001, the Company increased its sales prices an average of 1.70%. However, the National devaluation rate in Costa Rica for that same period was 4.80%. Due to the adverse economic climate, the Company has temporarily decided not to make any significant increases to its sales prices as a marketing strategy in order to best maintain sales and its market share. The Company plans to make additional sales price increases during the rest of fiscal year 2001 in areas where the market will bear such increases.

Commodity Risk Management
-------------------------

The Company imports all of its corn and soybean meal, the primary ingredients in chicken feed, from the United States of America. The Company has been actively hedging its exposure to corn since 1991 and its strategy is to hedge against price increases in corn and soybean meal. The Company is not involved in speculative trading. The average prices paid by the Company for corn and soybean meal were approximately 0.84% below and 2.47% above its budgeted prices, respectively, for the nine months ended June 30, 2001.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Pipasa is a defendant in a lawsuit brought in Costa Rica. As a result of this lawsuit (in which the plaintiff seeks $3.6 million), Pipasa was served with prejudgment liens amounting to $1.5 million. These monetary liens were subsequently substituted for land owned by Pipasa with the approval of the court in Costa Rica (Juzgado 6to Civil). Such substitution of collateral was subsequently ratified by the Superior Court on November 11, 1999. The prejudgment liens on assets and on cash have since been released and Pipasa has received all of the funds originally attached by the Court. For the same reasons and by the same plaintiff, Pipasa was sued in the United States of America, in the States of California and Florida, respectively. The California lawsuit has been dismissed without prejudice. The Florida lawsuit is still active and Pipasa's defense is based on, among other things, a lack of personal jurisdiction in the State of Florida. Interrogatories, a Request to Produce Documents and a Request of Admissions have been answered by Pipasa. The Company and its Chairman, as a non-related third party, are currently subject to a Request to Produce Documents to the extent and only if they posses information and or documents related to the case. The Company cannot ascertain the basis of the claim or the relief sought by the plaintiff, but it intends to assert a vigorous defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit or assess the likelihood of an unfavorable outcome.

No other legal proceedings of a material nature to which the Company is a party exist, or were pending as of June 30, 2001. The Company is not aware of any significant pending or threatened legal proceedings, nor is it aware of any judgments entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


ITEM 6.  EXHIBITS AND REPORTS

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


                                         RICA FOODS, INC. AND SUBSIDIARIES



Dated:  August 20, 2001                  By: /s/ CALIXTO CHAVES
                                            ----------------------------------
                                            Calixto Chaves
                                            Chief Executive Officer




Dated:  August 20, 2001                  By: /s/ RANDALL PIEDRA
                                            ---------------------------------
                                            Randall Piedra
                                            Chief Financial Officer