Form 10-K
period 2001-09-30
RICA FOODS INC
filed 2002-01-15
CIK 789881

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                          FOR ANNUAL AND TRANSITIONAL
                    REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from           to

                       Commission file number:  0-18222

                               RICA FOODS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                Nevada                               87-0432572
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)


   240 Crandon Boulevard, Suite 150                     33149
         Key Biscayne, Florida                        (Zip Code)
  (Address of Registrant's Principal
          Executive Offices)

      Registrant's telephone number, including area code: (305) 365-9694

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

  Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, as of the latest practicable date, January 11, 2002, was approximately $2,184,751.24.

  The number of shares outstanding of the Registrant's common stock, par value $0.001 per share (the "Common Stock"), as of the latest practicable date, January 11, 2002, was 12,864,321. There are no shares of preferred stock of the Registrant outstanding.

                                RICA FOODS, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

 Item 1  Description of Business........................................     3
 Item 2  Properties.....................................................    10
 Item 3  Legal Proceedings..............................................    11
 Item 4  Submission of Matters to a Vote of Security Holders............    12

                                    PART II

 Item 5  Market for the Registrant's Common Stock and Related
          Stockholders Matters..........................................    13
 Item 6  Selected Financial Data........................................    15
 Item 7  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    15
 Item 7A Quantitative and Qualitative Disclosures about Market Risk.....    20
 Item 8  Financial Statements and Supplementary Data....................    22
 Item 9  Changes in or Disagreements with Accountants on Accounting and
          Financial Disclosures.........................................    22

                                    PART III

 Item 10 Directors and Executive Officers, Promoters and Control
          Persons.......................................................    23
 Item 11 Executive Compensation.........................................    26
 Item 12 Security Ownership of Certain Beneficial Owners and
          Management....................................................    27
 Item 13 Certain Relationships and Related Transactions.................    28

                                    PART IV

 Item 14 Exhibits, Financial Statements Schedules and Reports on Form 8-
          K.............................................................    28

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

  Rica Foods, Inc. (the "Company") was incorporated under the laws of the State of Utah on February 6, 1986 under the name CCR, Inc. The Company undertook a public offering of its securities in 1987. In 1994, the Company changed its name to Quantum Learning Systems, Inc. and its state of incorporation to Nevada. On August 5, 1996, the Company changed its name to Costa Rica International, Inc., and on May 29, 1998, the Company changed its name to Rica Foods, Inc., to better reflect its core business.

  In April 1996, Corporacion Pipasa, S.A. and subsidiaries ("Pipasa"), a Costa Rican corporation, entered into an agreement and plan of reorganization with the Company, pursuant to which the Company acquired 59.56% of the common stock of Pipasa. On December 7, 1999, the Company consummated the acquisition of the 40.44% remaining minority interest, such that, as of the date hereof, the Company owns 100% of the common stock of Pipasa.

  On February 26, 1998, the Company consummated an agreement with Comercial Angui, S.A., a corporation in Costa Rica to purchase 56.38% of the outstanding common stock of Corporacion As de Oros, S.A. and subsidiaries ("As de Oros"), a corporation in Costa Rica. On November 22, 1999, the Company consummated the acquisition of the remaining 43.62% shares of common stock of As de Oros, such that, as of the date hereof, the Company owns 100% of the common stock of As de Oros.

Acquisitions and disposal of assets

  In October 2000, the Company entered into a stock purchase agreement (the "Indavinsa Agreement") with Industrias Avicolas Integradas, S.A. ("Indavinsa"), a Nicaraguan company engaged in the production and distribution of poultry and animal feed concentrate products. Pursuant to the terms and conditions of the Indavinsa Agreement, the Company agreed to acquire an 80% ownership interest in Indavinsa in exchange for 100,000 shares of common stock of the Company and $300,000 in cash payable at the closing of the transaction. The Company and Indavinsa are currently in the process of renegotiating several material terms and conditions of the Indavinsa Agreement. As of this date, the Company has not scheduled a date for the closing of the transactions contemplated by the Indavinsa Agreement.

  In October 2000, the Company announced it had reached an agreement with Stock Management International ("SMI"), a British Virgin Islands corporation, to sell an 81% controlling interest in the subsidiaries of As de Oros, Planeta Dorado, S.A. and Corasa Estudiantes, S.A. (collectively, the "Restaurants"), in exchange for a note receivable (the "SMI Agreement"). Pursuant to the terms and conditions of the SMI Agreement, the Company would receive $4.05 million over a five-year period, at an annual interest rate of 10.06%, payable every six months. SMI would have a grace period of one year and would subsequently make four annual payments to the Company in the amount of $1,012,500 each. In addition, under the SMI Agreement, As de Oros would continue to supply poultry products to the Restaurants for a period of 12 years. As of the date hereof, the Company and SMI have mutually agreed to terminate the SMI Agreement. The Company is currently negotiating the sale of the Restaurants with other third parties.

  In December 2000, the Company announced its intent to acquire a majority of the outstanding common stock of Avicola Core Etuba, Ltda. ("Core"), a Brazilian company engaged in the production and distribution of poultry products. In March 2001, the Company agreed to acquire a 75% stake in Core for $3.5 million, and an option for the remaining 25% stake for $1.7 million. The Company expects to close each of these transactions during fiscal year 2002.

Reverse Stock Split

  On December 15, 1998, the Board of Directors declared a 1 for 3 reverse stock split (the "Split") of the Company's Common Stock to be effective on December 29, 1998. In connection with the Split, new certificates were issued and those stockholders owning more than five shares of Common Stock on the Split date, received one full share for each fraction of a share to which they would be entitled. Each stockholder holding less than 5 shares of Common Stock, on the split date, received a payment in cash for the fractional share held by each of them, based on the mean of the bid and ask price on the effective date of the Split. All share amounts have been restated to reflect the Split.

Financing

  In February 1998, the Company consummated the refinancing of a part of As de Oros' and Pipasa's (collectively, the "Subsidiaries") debt through the issuance of an aggregate of $20 million of the Company's 11.71% Series A Senior Notes and Series B Senior Notes (the "Notes"). Principal payments on the Notes will be made from January 15, 2001 through January 15, 2005 in five annual installments of $4,000,000. These Notes were placed through Citicorp Securities, Inc. and were purchased by Pacific Life Insurance, Co. and several of its subsidiaries ("Pacific Life") pursuant to a Note Purchase Agreement (the "Note Purchase Agreement"). With the proceeds of these Notes, the Company repaid $8 million and $12 million of the indebtedness of Pipasa and As de Oros, respectively. On December 28, 2000, the Company and Pacific Life amended and restated the Note Purchase Agreement (the "Amended and Restated Note Purchase Agreement"), pursuant to which Pipasa and As de Oros became direct obligors of Pacific Life, and the Company assumed certain obligations of the subsidiaries, but not as guarantor. In accordance with the Amended and Restated Note Purchase Agreement, the interest rate applicable to the Notes currently is 11.96%.

  On January 14, 2002, Pacific Life, the Company and each of the Subsidiaries entered into a waiver agreement (the "Waiver"), pursuant to which Pacific Life waived certain events of default that may have occurred under the Amended and Restated Note Purchase Agreement. As the Company disclosed in its Form 8-K filed on December 28, 2001, which is hereby incorporated by reference, the Company and the Subsidiaries believe that an event of default may have occurred under (i) Section 10.1 of the Amended and Restated Note Purchase Agreement as a result of the making of loans to certain individuals and/or entities; (ii) Section 10.4(a)(iii) of the Amended and Restated Note Purchase Agreement due to the Subsidiaries' failure to comply with a requirement that the ratio of Consolidated Total Debt to Consolidated EBITDA (each such term as defined in the Amended and Restated Note Purchase Agreement) at no time exceed a 3 to 1 ratio during certain fiscal years; and (iii) Section 10.6(j) of the Amended and Restated Note Purchase Agreement which requires that the Subsidiaries not incur additional liens, under certain circumstances, in excess of .50 times Consolidated EBITDA for fiscal year 2001. These breaches did not involve any payment violation and, in fact, the Company is current on all payments due to be paid to Pacific Life, as well as all other payments currently due to be paid to other third party creditors of the Company. In addition, the Company expects to make the next timely required payment under the Amended and Restated Note Purchase Agreement in the amount of approximately $4.9 million during the first half of January 2002. This will reduce the principal amount outstanding under the Amended and Restated Note Purchase Agreement to $12.0 million, from the original amount borrowed of $20.0 million.

  During the second quarter of fiscal year 2001, the Company signed an engagement letter with the investment banking firm of Ladenburg Thalmann & Co. Inc. ("Ladenburg"). During the fourth quarter of fiscal year 2001, the Company engaged an additional investing banking firm, Morgan Lewis Githens and Ahn ("Morgan Lewis"). Both Ladenburg and Morgan Lewis have been engaged to assist the Company in structuring its overall corporate and expansion plans, including the possibility of issuing debt or equity securities, debt restructuring and any project financing.

Public Offering of Preferred Shares in Costa Rica

  As de Oros was authorized by the Superintendencia General de Valores, the official market and securities regulator in Costa Rica, to offer 1,000,000 shares of its preferred stock for an aggregate proposed purchase price of $20 million (the "Preferred Shares") in Costa Rica during fiscal year 2001. However, due to a Costa Rican government issuance of more than $250 million in bonds which decreased the liquidity in the Costa Rican securities market, the Company cancelled the proposed public offering of the Preferred Shares during the last quarter of fiscal year 2001.

Business of the Company

  The Company's operations are largely conducted through Pipasa and As de Oros, its two largest subsidiaries. Pipasa, founded in 1969, is the largest poultry company in Costa Rica with a market share of approximately 50% of the chicken meat market in Costa Rica, according to information provided by the Costa Rican Chamber of Poultry Producers, Camara Nacional de Avicultores de Costa Rica ("CANAVI"). The main activities of Pipasa include the production and sale of fresh and frozen poultry, processed chicken products, commercial eggs and concentrate for livestock and domestic animals. Pipasa has been in the poultry business for more than 30 years with more than 15 years of experience in exports.

  As de Oros, founded in 1954, is Costa Rica's second largest poultry producer, comprising approximately 20% of the country's poultry market, according to information provided by CANAVI and several Company surveys, and is one of the leaders in the Costa Rican animal feed market with a market share of approximately 28%. As de Oros subsidiaries' also operate a chain of 27 fried chicken quick service restaurants in Costa Rica called Restaurantes As, and Don Amado, operated by Planeta Dorado, S.A, a Costa Rican corporation. In October 2000, the Company entered into an agreement to sell an 81% ownership interest in the subsidiary that owns the Restaurants. As of the date hereof, the Company has terminated this agreement and currently continues to operate Restaurantes As and Don Amado.

  The Company's subsidiaries own a total of 78 urban and rural outlets throughout Costa Rica, three modern processing plants and three animal feed plants. Due to similar business activities, the combined operations of the subsidiaries permit the Company to achieve operational efficiencies.

  The Company promotes its brand names through advertisements and marketing events and considers its subsidiaries to be among the most recognized Central American chicken producers, supplying chicken in Costa Rica to Burger King, Subway, Kentucky Fried Chicken and Pizza Hut franchises, Price Smart, Taco Bell and Gerber Products companies. In addition, the Company, through its subsidiaries, was selected by the McDonald's Corporation to be one of its poultry suppliers for all of Central America. During fiscal year 2001, the Company invested approximately $8.4 million in productive assets in its subsidiaries, which is expected to increase efficiency and output.

  The Company's subsidiaries do not depend on the sales of only one product but rather a diversity of products available at a range of prices and presentations, which represent an important strategic strength of the subsidiaries. The Company produces and markets over 700 different products to meet consumer demands.

Segments

  Information regarding the Company's segments for the last three fiscal years is set forth in the Note 15 to the Company's fiscal year 2001 audited consolidated financial statements. Such information is incorporated herein by reference. The following is a brief description of the main business segments of the Company:

  BROILER CHICKEN: Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats, according to information provided by the Junta de Fomento Avicola, a Costa Rican governmental institution. The per capita consumption of poultry in Costa Rica has increased from approximately 20.25 kilograms (44.6 lbs.) for the year 2000 to approximately 21.05 kilograms (46.3 lbs.) for the year 2001, a 4% increase during the period. Poultry is consumed at all social levels and is not defined by geographic markets. The popularity of poultry in Costa Rica extends beyond broiler chicken and includes chicken by-products, such as sausages and cold cuts. The Company's main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa(TM) and As de Oros(TM). Broiler chicken is a generic product that is directed at customers of all social and economic levels. Polls and consumer information gathered by the Company indicate that Costa Ricans eat chicken at least once a week. Chicken is sold to institutional clients, schools, hospitals, restaurants and small grocery stores. In Costa Rica, Pipasa currently supplies Burger King, Denny's, Kentucky Fried Chicken, Pizza Hut franchises, Outback Steakhouse, Price Smart, Taco Bell, Tony Roma's and Gerber Products companies. The Company's subsidiaries have also been selected by the McDonald's Corporation to be one of its poultry suppliers for all of Central America.

  CHICKEN BY-PRODUCTS: Chicken by-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. Chicken by-products are one of the most profitable segments of the Company. The Company's chicken by-products are sold through the Kimby(TM), Chulitas(TM), and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets, and sales are predominantly driven by price. The Kimby(TM) brand name is the leading seller of chicken by-products in Costa Rica. During October 2000, the Company purchased the brand name Zaragoza(TM) from a company in Costa Rica, and began to produce and distribute this product under the Zaragoza brand name during fiscal year 2001.

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

  QUICK SERVICE: Corporacion Planeta Dorado, S.A. and subsidiaries ("Restaurants") operate 27 restaurants located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. Restaurants distinguishes itself from other quick service chains by offering dishes and using recipes and ingredients which appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

  EXPORTS: Subsidiaries of the Company export different products to all countries in Central America and the Caribbean and make occasional exports to Hong Kong and Colombia. The Company exports mainly the Pipasa(TM), Mimados(TM), Ascan(TM) and Kimby(TM) brand names.

  OTHER: This segment includes sales of commercial eggs, non-recurrent sales of fertile eggs and sales of recycling material and raw material sales, among others. "Other" sales make up less than 5% of total sales for fiscal year 2001.

Distribution Network

  The Company has a distribution fleet consisting of approximately 229 product distribution trucks and supervision vehicles. Poultry delivery trucks are equipped with refrigeration chambers to ensure delivery of fresh products daily, thus maintaining the Company's reputation for fresh quality products. In addition, the Company used independent distributors to deliver larger quantities of animal feed to some of its customers during fiscal year 2001.

  The Company's products are sold throughout Costa Rica, through owned or leased delivery trucks, urban and rural retail outlets that may also be owned or leased, supermarket chains and independent distributors. A majority of the total distribution of the Company's products is conducted through the Company's urban retail outlets and delivery trucks, with a smaller portion through rural outlets. The remaining distribution is serviced through the Company's processing plants. The retail outlets, mostly located in urban areas, are exclusively dedicated to the sale of the Company's products and most of these outlets are leased by the Company. The Company has a customer data base of over 44,000 customers comprised of active, occasional and non-active customers during fiscal year 2001. The Company sold products to approximately 54% of the customers in its data base.

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

Raw Materials

  The primary raw material and main component for the Company's products consists primarily of corn and soybean meal. Corn and soybean meal purchases represent approximately 35% of the total cost of goods sold and 60% of raw material costs. Historically, the Company has been able to obtain a satisfactory supply of these materials.

  The Company imports all of its corn from the United States through the Chicago Board of Trade ("CBOT") and uses commodity futures and forward purchasing for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity purchases. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires constant and daily hedging in order to minimize the effect of price increases on the Company's profit margin. Changes in the price of corn can significantly affect the Company's profit margin.

  The Company purchases its soybean meal through Industrias Oleaginosas, S.A., a Costa Rican corporation ("INOLASA"), in which the Company holds a 10% equity interest. In Costa Rica, there is an applicable 5% tax for soybean meal imports, which is not levied if such imports are purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT.

Customer Relations

  The majority of the Company's customers are located in Costa Rica. No single customer accounted for more than 10% of total consolidated sales, and the Company believes that the loss of any single customer would not have a material adverse effect on the Company's business.

Backlog of Orders

  As of September 30, 2001, the Company had no backlog of sales orders.

Competition

  In the past, the Company has not had any significant domestic competition. However, during fiscal year 2001, domestic competition increased. The Company's local market share also could potentially be threatened by foreign competition. The Company believes that the likelihood of a threat by foreign competitors is low for several reasons. First, the Company has a strong reputation for producing high quality products at a reasonable price. Additionally, consumers in Costa Rica prefer fresh chicken to frozen chicken. Due to transportation constraints and distance, foreign competitors would have to sell frozen chicken if they were to sell chicken in Costa Rica.

  The Agriculture Ministry in Costa Rica monitors all chicken entering the country to prevent the spread of Newcastle Disease in Costa Rica. The market in Costa Rica is also assisted by tariff agreements at the present time. Chicken importers must pay duties as dictated by the General Agreement on Trade and Tariffs ("GATT"). These agreements were reached at the Uruguay Round of the GATT negotiations, which are scheduled to end in

2004, after which it is probable that similar negotiations will continue. The agreements and current negotiations that are being carried out with the present Costa Rican government provide quotas and scaled tariffs, and permit only certain cuts to enter the Costa Rican market.

Pricing

  In Costa Rica, there are no laws against monopolies; however, there are laws against monopolistic practices. Companies that have a dominant market share in Costa Rica cannot arbitrarily increase prices in order to take advantage of market position. Companies also are forbidden to work in conjunction with their competitors in order to create price collusion.

  The Company's pricing strategies have been influenced by the devaluation of the Costa Rican colon, economic conditions and the supply and demand of the product in the market. Historically, the Company has consistently increased its sales prices in order to mitigate the effect of the devaluation of the colon. The Company believes it has excellent data on consumer reactions to price increases and uses this information in its strategy to counteract the devaluation of the colon. According to past experience, a significant price increase leads to a temporary decrease in sales that lasts approximately two months.

  During fiscal year 2001, the Company's pricing strategy was influenced mainly by economic conditions which shifted the demand to lower priced products. During fiscal year 2001, the colon devalued 6.79% and the Company increased its prices by an average of 1.50%.

Marketing

  The Company has a division dedicated to marketing. The marketing department's responsibility is to advertise the Company's various products and brand names. In addition to television and radio advertisements, the Company's distribution centers promote the Company's brand names by distributing posters, T-shirts and hats with the Company's logo. In Costa Rica, the Company's brand names commonly appear on billboards and bus stops. Other marketing techniques used by the Company include packaging presentations, promotions and sponsoring of special national events.

Research and Development

  The Company conducts continuous research and development activities to improve the quality of the diet fed to poultry during their growing stage. The annual cost of such research and development programs is less than one percent of total consolidated annual sales and is expensed as incurred.

Employee Compensation and Incentives

  As of November 2001, the Company employed approximately 3,200 persons.

  The Company believes it has good relations with its employees. Private companies in Costa Rica typically support their own workers' associations instead of organized unions. These associations offer various benefits for the employees associated. The success of the worker's association, Asociacion Solidarista de Empleados de Pipasa, As y Afines ("ASERICA"), and the fact that there has never been a strike at the Company's facilities, reflects the quality of the management team and its ability to keep the Company's employees satisfied. ASERICA provides recreational facilities, healthcare and pension benefits as well as financial services to the Company's employees. This association is located on land donated by Mr. Chaves and is among the largest workers' associations in Costa Rica.

  Salaries in Costa Rica are increased twice a year as dictated by the government in order to counterbalance the effect of inflation and increases in the cost of living. The Company's policy is to increase the salaries of all employees every six months to offset the effect of inflation. At the present time, labor laws in Costa Rica require all companies in Costa Rica to make a payment equivalent to 8.33% of an employee's yearly gross salary for every year of employment, as severance to be paid upon the termination of an employee. Current laws require the Company to deposit 3% of the 8.33% into a pension fund. Of the remaining 5.33%, the Company deposits 4% with ASERICA. Each employee is required to match the 4% payment by the Company to ASERICA as part of a savings program. The remaining 1.33% is paid each February by the Company directly to each employee. Any remaining amount owed by the Company must be settled when the employee is terminated. The Company settles severance pay when an employee is terminated and believes it is reasonable based on past experience. As of September 30, 2001, the Company provides severance pay in the amount of approximately $69,000 included in accrued expenses.

  All employees in Costa Rica are protected by obligatory insurance with the Caja Costarricense de Seguro Social ("CCSS") and the Instituto Nacional de Seguros ("INS") which are the government's social security and insurance programs, respectively. All companies in Costa Rica must pay the CCSS and the INS 21% and 1.74% of each employee's monthly salary, respectively. The CCSS pays 70% of the employee's normal salary during the periods in which the employee is unable to work. In addition to these benefits, employees must pay a total of 8% of their monthly salary to the CCSS in order to receive healthcare, pension and maternity care benefits, and 1% to the Banco Popular into an obligatory savings account.

  Employees of the Company are provided with a profit sharing program. If either one of the Company's subsidiaries has a successful year and generates profits in excess of budgeted levels, that entity will distribute a percentage of its net income to its employees. This incentive is calculated monthly and distributed every two months. The Company encourages its employees to develop a career with the Company, and accordingly, in conjunction with a local university, the Company offers a business administration program for its employees. The main goal of the program is developing the Company's future management team. In addition, the Company's human resources department offers in-house and outside training for its employees in various fields, in order to assure quality in all areas.

  On May 29, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, 200,000 shares of the Company's Common Stock are reserved for issuance upon the exercise of options. The plan is designed to serve as an incentive for retaining and attracting persons and/or entities that provide services to the Company and its subsidiaries. As of September 30, 2001, 6,400 shares had been issued under this Plan and no options were outstanding.

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

  The integrated producers are a group of 167 farmers who own their own land and facilities. The producers have a long-term contract with the Company to raise the baby chicks to adult birds with an average weight of 2.02 kilograms (approximately 4.5 lbs.). During fiscal year 2001, integrated producers supplied approximately 58% of the total number of chickens needed by the Company. These producers are paid according to the weight and quality of the chickens produced and the mortality rate of the chickens raised. The Company provides veterinary services and offers vaccines and chicken feed to the farmers at wholesale prices. Regardless of whether the Company or the integrated producers raise the chickens, the chickens are regularly inspected for immune deficiencies, vitamin levels and general diseases. By working in conjunction with these integrated producers, the Company has greater flexibility to increase or decrease the number of chickens raised depending on the Company's growth objectives.

  Once the chickens reach the desired weight, they are taken to one of the processing plants. At the processing plants, the chickens are slaughtered and the meat packaged or processed to make chicken by-products. The Company believes that its processing facilities are among the most sophisticated and largest in the country. The plants' processing capacity is approximately 98 million kilograms annually. Costa Rica has been declared free of Newcastle Disease, and additionally, the Company recently adopted the guidelines of the Hazardous Analysis and Critical Control Points ("HACCP"), which are expected to be fully implemented in the near future. HACCP is a prevention-based food safety system used widely throughout the food industry. It is a tool used to assess hazards and to establish controls based on the prevention of food contamination. By identifying critical points in the process flow that could lead to contamination of food products and applying control measures at each point, the likelihood of food borne illness is reduced. All new employees are trained as to the proper procedures required in handling and preparing food.

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

Environmental Compliance

  The Company has been and is practicing appropriate environmental policies such as reforesting, processing and recycling of waste, producing organic fertilizer, building oxidation lagoons and sewage treatment plants. The Company's compliance with environmental laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company's financial position and results of operations. For fiscal year 2001, the Company invested approximately $660,000 in environmental projects, such as waste treatment facilities and sewage processing. For the next fiscal period, the Company intends to invest approximately $150,000 to improve its sewage treatment in the processing plant.

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

Production Area

  The production area includes the following divisions: Animal Feed Production, Reproduction, Hatcheries, Growing Stage, Broiler Processing, and By-products Processing. The production capacities are described below:

  The Company owns three processing plants for its Animal Feed division. These plants perform activities which include grinding grains, mixing flour and packing different types of animal feed products. The facilities produce an aggregate of approximately 310,000 tons of animal feed annually.

  The Reproduction division facilities utilize an average of 72 galleys annually, which have a capacity to produce approximately 61 million fertile eggs annually.

  The Hatchery Division consists of two incubation plants, which the Company believes are among the most modern in Central America. The plants' incubation and hatching halls can be expanded to increase production. The Company expects that these plants will fulfill production needs for many years. The incubation facilities produce approximately 43 million chicks annually.

  One day after birth, chicks are transferred to the Growing Stage division. During this stage, the chicks receive three types of diet, according to growth requirements. The growth stage lasts approximately 43 to 45 days. The Company owns 30 farms, and 167 farms are leased as integrated producers. The facilities production capacity is approximately 41 million chickens annually, which includes integrated producers.

  The Broiler division is divided into slaughter and pluck, coolers and retailers, packing and cuts and sub-products processes. The facilities have a production capacity of approximately 98 million kilograms annually, working two shifts.

  The By-products processing division is divided into sausage, formed, packaging, oven and cooking areas. The facilities have a production capacity of approximately 9.8 million kilograms annually.

Distribution

  Distribution is conducted through retail outlets in Costa Rica, the majority of which are leased. There are a total of 27 restaurants, the majority of which are also leased.

Administrative Area

  Administrative offices of the Company are located in Key Biscayne, Florida. Staff, administrative, and financial headquarters of Pipasa and As de Oros are located in La Ribera de Belen, Heredia, Costa Rica.

ITEM 3. LEGAL PROCEEDINGS

  Pipasa is a defendant in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action is seeking damages in an amount equal to $3.6 million. Pipasa was served with prejudgment liens for $1.5 million and, with the approval of the Juzgado Sexto Civil, the court with jurisdiction over the lawsuit, certain parcels of real estate owned by Pipasa have been substituted for such liens. This approval was ratified by the Superior Court on November 11, 1999, and all funds initially attached have been released and returned to Pipasa. Costa Rica law requires the posting of guarantees by a plaintiff seeking prejudgment liens and, in connection with this lawsuit, Pipasa has filed objections to the guarantee filed by the plaintiff. A ruling on these objections is pending. Pipasa has also filed pleadings in opposition to the underlying lawsuit; a ruling on these pleadings also remains pending.

  In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit has been dismissed without prejudice. The Florida lawsuit is still pending and Pipasa's defense is based on, among other things, a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request for Admissions have been answered by Pipasa. The Company and its Chairman, Calixto Chaves, as a non related third party, were subject to a Request to Produce Documents to the extent each possesses information and/or documents related to the case. The Company cannot ascertain the basis of the claim or the relief sought, but believes the lawsuits are without merit and intends to assert an appropriate defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company, nor can the Company assess the likelihood of an unfavorable outcome.

  On January 8, 2002, Richard W. Baldwin, individually and on behalf of other persons who allegedly acquired the Company's securities between January 16, 2001 and December 28, 2001 (the "Class Period"), filed a class action lawsuit against the Company; Calixto Chaves, the Company's Chairman, Chief Executive Officer and President; Jose Pablo Chaves, the Company's former Chief Operating Officer; Randall Piedra, the Company's former Chief Financial Officer; and Monica Chaves, the Company's Secretary, in the United States District Court for the Southern District of Florida. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges, among other things, that, during the Class Period, the named defendants filed documents with the U.S. Securities and Exchange Commission which failed to disclose that the Company was not in compliance with the Pacific Life Amended and Restated Note Purchase Agreement. The complaint also alleges that the Company knew that the filings were false and misleading, and that the misrepresentations of the Company caused the price of the Company's Common Stock to be artificially inflated during the Class Period. Plaintiff seeks to recover damages on behalf of all those who purchased or otherwise acquired securities during the Class Period.

  The Company has twenty days to answer the complaint and, among other things, intends to file appropriate motions, including a Motion to Dismiss, a Motion to Quash and an objection to the Class Certification. The Company believes that the complaint is without merit and intends to challenge the Plaintiff's claims.

  No legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the fiscal year ended September 30, 2001. The Company, except for the legal proceedings disclosed above, knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

  The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of the Company's management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The following matters were submitted to a vote of the Stockholders during the fiscal year ended September 30, 2001.

  Stockholders Meeting for the Fiscal Year ended September 30, 2001

  The Annual Meeting of Stockholders (the "Annual Meeting") was held at the Sheraton Biscayne Bay Hotel, Miami, Florida, at 10:00 a.m., local time, on August 31, 2001, for the following purposes:

  1. To elect nine members of the Company's Board of Directors to hold office until the Annual Meeting of Stockholders of the Company's fiscal year 2002, or until their successors are duly elected and qualified;

  2. To consider and vote upon a proposal to ratify the selection of Arthur Andersen as the Company's independent auditors for the fiscal year ended September 30, 2002; and

  3. To transact such other business as may properly come before the Annual Meeting or any adjournments or postponements thereof.

  The total outstanding shares of the company as of the date of the annual meeting were 12,864,321 out of which a total number of 12,589,011 shares were voted.

  The Stockholders Meeting voted for the proposals as follows:

       Proposal number 1:
       For Director number 1:       12,577,496 votes
       For Director number 2:       12,577,496 votes
       For Director number 3:       12,577,496 votes
       For Director number 4:       12,577,496 votes
       For Director number 5:       12,577,496 votes
       For Director number 6:       12,577,496 votes
       For Director number 7:       12,577,496 votes
       For Director number 8:       12,577,496 votes
       For Director number 9:       12,577,496 votes
       Against Director number 1:       11,515 votes
       Against Director number 2:       11,515 votes
       Against Director number 3:       11,515 votes
       Against Director number 4:       11,515 votes
       Against Director number 5:       11,515 votes
       Against Director number 6:       11,515 votes
       Against Director number 7:       11,515 votes
       Withhold Director number 1:           0 votes
       Withhold Director number 2:           0 votes
       Withhold Director number 3:           0 votes
       Withhold Director number 4:           0 votes
       Withhold Director number 5:           0 votes
       Withhold Director number 6:           0 votes
       Withhold Director number 7:           0 votes
       Withhold Director number 8:           0 votes
       Withhold Director number 9:           0 votes
       Proposal number 2:
       FOR                          12,589,008 votes
       AGAINST                               1 votes
       ABSTAIN                               2 votes

  Relating to item number two of the purposes of the Annual Meeting, Arthur Andersen LLP was appointed as the Company's independent auditors for the fiscal year ended September 30, 2002.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The Company's Common Stock started trading on the American Stock Exchange ("AMEX") under the symbol RCF on May 14, 1999 and prior to that date traded on the NASDAQ National Market under the symbol RICA. The following table presented below sets forth the market price range of the Common Stock for each quarter during the years ended September 30, 2001 and 2000, based on the high and low closing sale prices as reported on the AMEX and NASDAQ prior to the transfer to AMEX. Such high and low sales prices reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                 Market Price
                                                                     Range
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
                          FISCAL YEAR 2001
     First Fiscal Quarter (10/1/00 to 12/31/00)................ $ 4.550 $ 3.600
     Second Fiscal Quarter (1/1/01 to 3/31/01).................   5.150   2.650
     Third Fiscal Quarter (4/1/01 to 6/30/01)..................   5.375   2.400
     Fourth Fiscal Quarter (7/1/01 to 9/30/01).................  17.438   5.000

                          FISCAL YEAR 2000
     First Fiscal Quarter (10/1/99 to 12/31/99)................ $12.000 $10.875
     Second Fiscal Quarter (1/1/00 to 3/31/00).................  25.500  12.250
     Third Fiscal Quarter (4/1/00 to 6/30/00)..................  28.125  20.250
     Fourth Fiscal Quarter (7/1/00 to 9/30/00).................  23.938  11.625

  As of December 15, 2001, the Company had 12,816,569 shares of Common Stock outstanding and approximately 1,500 holders of record of such stock, and no shares of preferred stock were outstanding as of that date.

Dividends

  The Company has never paid any dividends on its Common Stock. The Company does not anticipate paying cash dividends on Common Stock in the foreseeable future based on its expected operating cash flow requirements (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). The Nevada General Corporation Law prohibits the Company from paying dividends or otherwise distributing funds to its stockholders, except out of legally available funds. The declaration and payment of dividends on the Company's Common Stock and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. No assurance can be given that the Company will pay any dividends on Common Stock in the future.

  During fiscal year 2001, the subsidiaries of the Company did not declare any dividends to its common stockholders.

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

  Immediately after the issuance of the 637,000 shares of preferred stock, Pipasa repurchased such stock for an amount equal to the value of such repurchased stock, or $2,143,626, from the stockholders. The stockholders then used the proceeds of the repurchase to pay off certain outstanding debts with Pipasa. Accordingly, outstanding debts from Inversiones La Ribera, S.A. and the Company amounting to $1,276,743 and $866,882, respectively, were paid off.

  On December 23, 1999, the Board of Directors of As de Oros declared a dividend of 590,000 series "TCA" shares of preferred stock of As de Oros, valued at $1,983,327 to common stockholders of record as of September 30, 1999. As de Oros distributed 332,642 shares to the Company and 257,358 shares to Comercial Angui, S.A. in accordance with As de Oros' ownership of common stock as of September 30, 1999. The dividends distributed corresponded to earnings pertaining to the year ended September 30, 1999.

  Immediately after the issuance of such preferred stock, As de Oros repurchased a portion of the preferred stock issuance for an amount equal to the value of such repurchased stock, or $881,273, from the stockholders.

The stockholders used the proceeds of the purchase to pay off outstanding debts with As de Oros. As de Oros paid off outstanding debts from Inversiones La Ribera, S.A. and the Company, amounting to $537,896 and $343,377, respectively.

  During the year ended September 30, 1999, Pipasa distributed 510,565 series "TCA" of preferred stock as dividends to its common stockholders, in the amount of $1,929,766. During the year ended September 30, 1998, Pipasa distributed 282,958 series "TCA" shares of preferred stock as dividends to its common stockholders, in the amount of $1,103,666.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K. The data as of September 30, 2001 and 2000 and for the fiscal years ended September 30, 2001, 2000 and 1999, are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of September 30, 1998 is derived from the Company's audited financial statements not included in this Form 10-K.

                               2001       2000      1999      1998      1997
                            ---------- ---------- --------- --------- ---------
                              (In thousands, except share and per share data)
Sales.....................     127,336    123,628   118,550    98,794    64,658
Cost of sales.............      86,841     83,757    77,275    71,464    47,847
Income from operations....       5,694      6,506    12,427     6,155     3,962
Income before income taxes
 and minority interest....       1,188      3,725     8,174     3,641     2,382
Net income applicable to
 stockholders.............   1,348,784      2,889     3,041     1,130       754
Diluted earnings per
 common share.............        0.11       0.24      0.42      0.16      0.11
Total assets..............      91,099     88,182    70,323    63,005    36,554
Long-term debt, net of
 current portion..........      21,054     21,821    21,444    22,559     5,252
Diluted weighted average
 number of common shares
 outstanding..............  12,810,021 11,878,353 7,269,769 7,113,265 6,639,075

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  Management is responsible for preparing the Company's consolidated financial statements and related information that appears in this Form 10-K. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present the Company's consolidated financial condition and results of operations in conformity with generally accepted accounting principles in the United States ("GAAP"). Management has included in the Company's consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at the appropriate cost, that transactions are executed in accordance with the Company's authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

  The Company's operations are primarily conducted through its 100% owned subsidiaries: Corporacion Pipasa, S.A. and subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and subsidiaries ("As de Oros"). The Company, through its subsidiaries, is the largest poultry company in Costa Rica. As de Oros also owns and operates a chain of quick service restaurants in Costa Rica operated under the name "Restaurantes As de Oros."

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

Environmental compliance

  The Company has been and is practicing appropriate environmental policies such as reforesting, processing and recycling of its waste, producing organic fertilizer, and building oxidation lagoons and sewage treatment plants. The Company's compliance with environmental laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company's financial position and results of operations. For fiscal year ended September 30, 2001, the Company invested approximately $660,000 in environmental projects, such as waste treatment facilities and sewage processing. The Company intends to invest approximately $150,000 to improve its sewage treatment in the further processing plant in fiscal year 2002.

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

Fiscal Year 2001 Compared to Fiscal Year 2000

  The Company's operations resulted in a $0.11 diluted earnings per share for the fiscal year ended September 30, 2001, as compared to a $0.24 diluted earnings per share during the fiscal year ended September 30, 2000. Results of operations for fiscal year 2001, when compared to fiscal year 2000, were negatively impacted by adverse economic factors that have affected Costa Rica, as well as North and Central America. According to information issued by the Central Bank of Costa Rica ("BCCR"), commodity exports for Costa Rica for the year ended September 30, 2001 decreased by 18.97% when compared to the year ended September 30, 2000. This decrease was mainly due to the economic slow-down in the United States, which according to information issued by the BCCR, purchased 52.5% of total exported commodities during fiscal year 2000. Other external factors that have negatively impacted the Costa Rican economy include increases in the international price of oil, decrease in international prices of coffee and banana and investments from external sources during fiscal year 2000, which has continued through fiscal year 2001 according to information issued by the Ministry of Foreign Commerce of Costa Rica. However, the Costa Rican economy has recently experienced positive factors such as a devaluation rate of only 6.77% for the year ended September 30, 2001, which has been the lowest since March 1994, according to information issued by the BCCR, while variations in the inflation rate during the same period have been below the average for the same period.

  In response to the adverse economic outlook, the Costa Rican government has lowered interest rates beginning in 2001 in an effort to increase consumption, investment and employment rates, and has implemented a plan to promote the development of small and medium sized companies in Costa Rica. Additionally, the current government plans to continue to keep increases in devaluation rates within normal parameters.

  The decrease in the Costa Rican consumer's purchasing power affects the overall demand for goods and services in Costa Rica, including the demand for the Company's products. As a result, sales for some segments of the Company, mainly the broiler and by-products segments, fell short of expectations. In response, the Company has temporarily lowered the sales of certain products, mainly in the broiler and by-products segments, and shifted its product mix to include lower priced products which, in the aggregate, have contributed to lower sales for fiscal year 2001, than those that were budgeted for the Company. During the quarter ended September 30, 2001, the Company increased sales prices of those products directed towards customers with higher purchasing power, which resulted in an increase in sales and profit ratios. The Company plans to increase its sales prices periodically during the next fiscal year, depending on the economic outlook of the Company.

  The Company uses segment profit margin information to analyze segment performance, which is defined as gross profit less selling expenses as a percentage of sales.

  Broiler sales decreased by 4.5% for fiscal year 2001 when compared to fiscal year 2000. The decrease is attributable to a reduction in sales volume of 3.5%, in addition to temporary decreases of sales prices of certain products offered by the Company during this period. The decrease in profit margin due to discounts was offset by operating efficiencies in the production process. Segment profit margin did not vary significantly, increasing from 20.5% to 21.0%.

  Animal feed sales increased by 9.8% for fiscal year 2001 when compared to fiscal year 2000. The increase is attributable to an increase in sales volume of 6.5%, primarily in the pet food and pellet line of products, resulting from an increase in market share and increase in sales of higher profit products. Segment profit increased from 10.9% for fiscal year 2000 to 11.4% for fiscal year 2001, mainly due to operating efficiencies as a result of capital investments and a shift in the product mix to higher profit products.

  Sales of by-products increased by 17.6% for fiscal year 2001 when compared to fiscal year 2000. This increase was primarily due to a sales volume increase of 29.9%, offset by temporary decreases of sales prices for some products offered by the Company. Sales for fiscal 2001 include sales of the new Zaragoza brand name. The temporary decrease in sales prices offered, variations in the sales mix to include more lower profit products and an increase in the cost of raw materials contributed to a decrease in the segment profit margin from 23.1% for fiscal 2000 year to 14.7% for fiscal year 2001.

  Export sales increased by 35.5% for fiscal year 2001 when compared to fiscal year 2000, mainly due to increased sales of broilers to Honduras, fertile eggs, pet food products and live chicks. Segment profit margin increased from 0.5% to 7.3% due to lower operating expenses and variations in the sales mix to more profitable products and increases in the sales volume.

  Sales for the quick service segment continue to be negatively affected by greater competition and market saturation. Sales for fiscal year 2001 decreased by 19.4% when compared to fiscal year 2000. Segment profit margin increased from 4.1% for fiscal year 2000 to 5.6% for fiscal year 2001, mainly due to an increase in operating efficiencies and lower production costs.

  Sales for the other segments increased by 77.6% for fiscal year 2001 when compared to fiscal year 2000. This increase is attributable to the increase in the sale of commercial eggs. Segment profit margin decreased slightly from 11.0% for fiscal year 2000 to 10.6% for fiscal year 2001, primarily due to variations in the sales mix. Sales of other products represented 4.8% and 2.8% of total net sales for the years ended September 30, 2001 and 2000, respectively.

  Operating expenses increased by 3.98% for fiscal year 2001 when compared to fiscal year 2000. Operating expenses represent 27.3% and 27.1% of net sales for the years ended September 30, 2001 and 2000, respectively. The increase is primarily due to general increases in professional services, advertising, employee payroll in accordance with the Company's policies, increase in vehicle leasing as a result of new distribution routes and the substitution of old vehicles, offset by lower operating expenses from the quick service and export segments.

  Other expenses increased by 69.4% for fiscal year 2001 when compared to fiscal year 2000. The increase is primarily due to an increase in interest expense and foreign exchange losses resulting from an overall increase in debt.

  The Company's income tax resulted in a benefit of ($390,833) for fiscal year 2001, compared to $80,223 for fiscal year 2000. The tax benefit for fiscal year 2001 is the result of deferred income taxes. Recent changes in the tax law in Costa Rica, which changes are proposed to go into effect next year, will eliminate significant tax benefits for the Company (See note 14 of the Company's Fiscal 2001 Audited Report). The Company has not quantified the impact of this new tax law on its results of operations or financial position.

Fiscal Year 2000 Compared to Fiscal Year 1999

  The Company's diluted earnings per share were $0.24 for fiscal year 2000, compared to $0.42 during fiscal year 1999. The decrease in the diluted earnings per share is mainly due to the November and December 1999 acquisition of the remaining minority interests of Pipasa and As de Oros through an issuance of an aggregate of 5,354,516 shares of the Company's Common Stock and a decrease in the Company's income for fiscal year 2000.

  Sales of broiler chicken increased by 1.9% for the fiscal year 2000 compared to fiscal year 1999. This increase is primarily due to a 1.2% increase in tonnage and an increase in average sales prices offset by stronger market competition in this segment and a decrease in the consumption of chicken by the general consumer whose income has been affected by adverse economic factors in Costa Rica. In addition, during fiscal year 2000, the Company temporarily reduced sales prices for some brands in order to increase sales. Segment profit margin decreased by 3.4% mainly due to increases in the cost of raw material, broad fluctuations in the sales mix of less profitable products and increases in plant maintenance costs.

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

  Total sales for the by-product segment for fiscal year 2000 increased by 21.1% when compared to fiscal year 1999, mainly due to an 18.4% increase in tonnage resulting from an increase in average sales prices and increased sales due to the introduction of new distribution routes. Segment profit margin did not vary significantly.

  Sales for the quick service segment decreased by 14.5% for fiscal year 2000 when compared to fiscal year 1999. The decrease in sales is the result of strong market competition in this segment together with the temporary closing of some restaurants due to remodeling. Segment profit margin did not vary significantly.

  The Company's sales for the export segment for fiscal year 2000 increased by 35.0% when compared to fiscal year 1999. The increase is primarily due to an increase in sales by Pipasa's subsidiary in Honduras and an overall increase in the sales of pet food products, broiler chicken and recycling material. Segment profit margin decreased by 13%, mainly due to variations in the sales mix to less profitable products.

  Sales for the other segment for fiscal year 2000 increased by 2.1% compared to fiscal year 1999. This increase is mainly due to the sale of recyclable material, which the Company began to market during this fiscal year. The low profitability of the recyclable material resulted in a decrease in this segment's profit margin of 13.6%. Sales of other products represented 2.8% and 2.9% of total sales for fiscal years 2000 and 1999, respectively.

  Operating expenses for fiscal year 2000 increased by 16.1% when compared to fiscal year 1999. The increase is primarily attributable to payroll expenses to prepare the executive organizational structure of the Company for further international expansion, in addition to a general increase in employee payroll in accordance with the Company's policy to make two annual salary increases. There were also increases in vehicle fleet leasing costs, as a result of leasing of new vehicles, and in the amortization of cost in excess of net assets acquired

(goodwill) and excess of fair value over book value of assets of acquired businesses allocated to property, plant and equipment, as a result of the purchase of the remaining minority interest of As de Oros. Also, the Company has incurred additional expenses related to research in other international markets aimed at future growth of the Company's operations in other countries. As a percentage of sales, operating expenses represented 27.1% and 24.3% for fiscal years 2000 and 1999, respectively.

  Other expenses (income) for fiscal year 2000 decreased by 38.9% when compared to fiscal year 1999. The decrease is mainly due to an increase in interest income resulting from increases in notes receivable, dividends received from long term investments in stocks, and gains from sales of vehicles, properties and other assets. As a percentage of sales, other expenses represented 2.1% and 3.6% for fiscal years 2000 and 1999, respectively.

  Provision for income taxes for fiscal year 2000 decreased by 89.5%, primarily due to a decrease in taxable income and an increase in amortization of deferred income tax, resulting from the acquisition of the remaining minority interest in As de Oros.

Financial condition

  Operating activities. As of September 30, 2001, the Company had $4.9 million in cash and cash equivalents. The working capital deficit was $10.3 million and $8.2 million as of September 30, 2001 and 2000, respectively. The current ratios were 0.77 and 0.79 as of September 30, 2001 and 2000, respectively.

  Cash provided by operating activities amounted to $4.0 million and $9.8 million for fiscal years 2001 and 2000, respectively. The decrease is the result of a decrease in net income, and a decrease in accounts payable related to the acquisition of new equipment invested during the last fiscal year, offset by a lower increase in inventory levels during the present fiscal period.

  Investment activities. Funds used for investing activities for fiscal 2001 totaled $8.7 million, compared to $17.4 million for fiscal year 2000. Cash flows from investing activities reflect capital expenditures, which are primarily related to the production area and have been primarily allocated to the construction of the second phase of the extruded and rendering plant, expansion of the slaughtering and further processing plants and increases in the vehicle fleet. In addition, the Company acquired the Zaragoza brand name and has acquired new vehicles through leasing agreements. Pursuant to such lease agreements, the Company has agreed with the lessor to create a self-insurance trust, which is included in the short and long-term investment accounts. The Company anticipates that it will spend approximately $2.5 million for capital expenditures during fiscal year 2002 and expects to finance such expenditures with internal cash flows and loans.

  Financing activities. As of September 30, 2001, the Company arranged for line of credit agreements with banks and raw material suppliers for a maximum aggregate amount of $27.1 million, of which $23.5 million has been used. Agreements may be renewed annually and bear interest at annual rates ranging from 5.56% to 10.83%. The market value of property and other collateral securing such agreements amounted to approximately $12.9 million. All other agreements are unsecured.

  During fiscal year 2001, net cash provided by financing activities was $3.3 million, compared to $7.1 million provided during fiscal year 2000. Financing activities reflect the payment of the first $4 million annual amortization of the private placement of debt with Pacific Life, which was financed by short and long-term debt. Since the end of the last fiscal year, the Company has been analyzing different alternatives to restructure its debt from short-term to long-term. One of these alternatives was the possible issuance by As de Oros of an aggregate of $20 million in Preferred Shares at a 9% rate. Such issuance was authorized by the Superintendencia General de Valores (General Superintendent of Securities) on November 29, 2000. However, due to a recent Costa Rican government issuance of more than $250 million in bonds which decreased the proposed liquidity in the Costa Rican securities market, the Company cancelled the public offering of the Preferred Shares by As de Oros during the last quarter of fiscal year 2001. As another alternative, during the second quarter of fiscal year 2001, the Company signed an engagement letter with the investment banking firm of Ladenburg Thalmann & Co. Inc. This firm has been engaged to assist the Company in structuring its overall corporate and expansion plans, including the possibility of issuing debt or equity securities, debt restructuring and any project financing.

  On January 14, 2002, Pacific Life, the Company and each of the Subsidiaries entered into a waiver agreement (the "Waiver"), pursuant to which Pacific Life waived certain events of default that may have occurred under the Amended and Restated Note Purchase Agreement. As the Company disclosed in its Form 8-K filed on December 28, 2001, which is hereby incorporated by reference, the Company and the Subsidiaries believe that an event of default may have occurred under (i) Section 10.1 of the Amended and Restated Note Purchase Agreement as a result of the making of loans to certain individuals and/or entities; (ii) Section 10.4(a)(iii) of the Amended and Restated Note Purchase Agreement due to the Subsidiaries' failure to comply with a requirement that the ratio of Consolidated Total Debt to Consolidated EBITDA (each such term as defined in the Amended and Restated Note Purchase Agreement) at no time exceed a 3 to 1 ratio during certain fiscal years; and (iii) Section 10.6(j) of the Amended and Restated Note Purchase Agreement which requires that the Subsidiaries not incur additional liens, under certain circumstances, in excess of .50 times Consolidated EBITDA for fiscal year 2001. These breaches did not involve any payment violation and, in fact, the Company is current on all payments due to be paid to Pacific Life, as well as all other payments currently due to be paid to other third party creditors of the Company. In addition, the Company expects to make the next timely required payment under the Amended and Restated Note Purchase Agreement in the amount of approximately $4.9 million during the first half of January 2002. This will reduce the principal amount outstanding under the Amended and Restated Note Purchase Agreement to $12.0 million, from the original amount borrowed of $20.0 million.

  Management expects to continue to finance operations and capital expenditures through its normal operating activities and external sources. Management also expects that there will be sufficient resources available to meet the Company's short-term cash requirements.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

  This management discussion and analysis of the financial condition and results of operations of the Company may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, should and variations of those words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or review any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

  Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include, without limitation, general industrial and economic conditions; cost of capital and capital requirements; shifts in customer demands; changes in the continued availability of financial amounts and the terms necessary to support the Company's future business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

General

  Market risks relating to the Company's operations result primarily from changes in currency exchange rates, interest rates, commodity prices and foreign competition. The sections below describe the Company's exposure to interest rates, foreign exchange rates and commodities prices. The sensitivity analyses presented below are illustrative and should not be viewed as predictive of future financial performance. Additionally, the Company cannot assure that the Company's and/or its subsidiaries' actual results in any particular year will not differ from the amounts indicated below.

Foreign Exchange Risk

  The subsidiaries of the Company operate in Costa Rica and are exposed to market risk from changes in U.S. currency exchange rates. Foreign exchange risk derives from the fact that the Company makes its payments in dollars for the majority of its imported raw materials and bank facilities, and its revenues are mostly denominated in colones. The Company does not currently maintain a trading portfolio and does not utilize derivative financial instruments to manage its risks. To mitigate its exposure to variations in devaluations, the Company systematically increases its annual sales prices by a rate that is consistent with the colon devaluation against the U.S. dollar. For the fiscal years ended September 30, 2001, 2000 and 1999, the colon devaluation rates were 6.77%, 7.06% and 10.81%, respectively, and correspondingly, the Company increased its sales prices 1.50%, 9.90% and 10.81%, respectively. Management believes that the Company's strong market will allow for continued price increases without sacrificing long-term demand and market share. For fiscal year 2001, due to the adverse economic climate, the Company temporarily decided not to make any significant increases to its sales prices as a marketing strategy in order to best maintain sales and market share.

  The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica ("Banco Central"). For the last 20 years, Banco Central has utilized the crawling peg method whereby the colon is devalued daily on a systematic basis. The Company believes that an additional 10% annual decline of the colon in the colon/dollar exchange rate is reasonably possible over the next year.

  As of September 30, 2001, the Company had outstanding indebtedness of approximately $46.3 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% decline during the year in the colon/dollar exchange rate would be approximately $290,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical decline would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

  As of September 30, 2001, the Company had outstanding a total of approximately $46.5 million in loans and other debt, of which $30.1 million bore variable interest rates, based primarily on LIBOR or U.S. Prime Rate for its colones and dollar-denominated indebtedness. A hypothetical, simultaneous and unfavorable change of 10% in the Company's variable rate in effect as of September 30, 2001 would result in a potential increase in interest expense of $256,000. Accordingly, the sensitivity analysis model may overstate the impact of the Company's interest rate risk, as uniform movements of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

Commodity Risk

  The Company imports all of its corn and soybean meal, the primary ingredients in chicken feed, from the United States. Fluctuations in the price of corn may significantly affect the Company's profit margin. For fiscal year 2001, the Company's average monthly purchases approximated $1.4 million and $960,000, respectively. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires constant and daily hedging in order to minimize the effect of price increases on the Company's profit margin.

  The Company purchases its corn through the Chicago Board of Trade ("CBOT") and has been actively hedging its exposure to corn price fluctuations since 1991. The Company's strategy is to hedge against price increases in corn and soybean meal, and it is not involved in speculative trading. Contract terms range from one month to six months. The Company buys directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company's hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company bases its target prices on the worst case price assumptions (i.e. high prices). The prices paid by the Company for corn and soy bean meal were 1.18% and 6.58% above its budgeted prices, respectively, for the year ended September 30, 2001. The Company purchases its soybean meal through a company in Costa Rica, INOLASA, in which the Company holds a 10% equity interest. In Costa Rica, there is an applicable 5% tax for soybean meal imports, which is not levied if such imports are purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT.

  The Company has a $500,000 credit line with Futures U.S.A., Inc. ("FIMAT") and draws upon this credit line to cover its initial margin deposit. The interest rate paid on this line of credit averages an annual rate of less than 10% on drawn amounts.

  A hypothetical 6.40% and 6.32% increase in the monthly price of corn and soybean meal based on fiscal year 2001, respectively, would have resulted in an increase in cost of sales of approximately $1.4 million.

Foreign Competition

  The Company believes that the likelihood of a threat by foreign competitors is low based on the preference of the Costa Rican consumer for fresh, high quality chicken produced by the Company, as opposed to frozen imported chicken, and quotas established by the Costa Rican government.

  The Agriculture Ministry in Costa Rica monitors all chicken entering the country to prevent the spread of Newcastle Disease in Costa Rica. The market in Costa Rica is also assisted by existing tariff agreements. Chicken importers must pay duties as dictated by the General Agreement on Trade and Tariffs (GATT). These agreements were reached at the Uruguay Round of the GATT negotiations, which are scheduled to end in 2004, after which it is probable that similar negotiations will continue. The agreements and current negotiations that are being carried out with the present Costa Rican government provide quotas and scaled tariffs, and permit only certain cuts to enter the Costa Rican market.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information required by this item is incorporated by reference to the Independent Auditor's Report included on page F-2 and from the consolidated financial statements and supplementary data on pages F-3 through F-33 on this Form 10-K.

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

  The directors and executive officers of the Company, their ages and present positions held in the Company, as of the date hereof, are as follows:

 Name                                         Age         Position Held
 ----                                         --- ----------------------------
 Calixto Chaves..............................  55 Chairman, Chief Executive
                                                  Officer, President and
                                                  Director

 Jose Pablo Chaves...........................  29 Chief Operating Officer
                                                  (until July 29, 2001)

 Federico Vargas.............................  68 Director, Chairman of the
                                                  Audit Committee since 1999

 Jorge M. Quesada............................  52 Treasurer and Director;
                                                  Member, Audit Committee

 Luis J. Lauredo.............................  52 Director since August 5,
                                                  1996 until July 7, 2000 and
                                                  from August 30, 2001 to
                                                  date. Chairman of the Audit
                                                  Committee (until July 7,
                                                  2000)

 Alfred E. Smith, IV.........................  50 Director

 Monica Chaves...............................  30 Secretary, Head of Investor
                                                  Relations and Director

 The Honorable Ambassador Luis Guinot, Jr. ..  66 Director and Chairman of the
                                                  Compensation Committee
                                                  (until December 10, 2001)

 Randall Piedra..............................  35 Chief Financial Officer
                                                  (until January 14, 2002)

 Mauricio Marenco............................  37 General Counsel and
                                                  Assistant Secretary

 Pedro De Mattheu............................  61 Director since August 30,
                                                  2001

 Jack Peeples................................  71 Director

 Carlos Zamora...............................  40 Chief Operating Officer
                                                  since July 29, 2001

  The Company's directors will serve in such capacity until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. The officers serve at the discretion of the Company's directors. Calixto Chaves and Monica Chaves are father and daughter. Calixto Chaves and Jose Pablo Chaves are father and son. Jorge M. Quesada is the brother-in-law of Calixto Chaves. Mr. Mauricio Marenco, General Counsel and Assistant Secretary, is married to one of Mr. Calixto Chaves' nieces. Otherwise, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

  Calixto Chaves. Mr. Chaves is the founder and President of Corporacion Pipasa, S.A. from its inception in 1969 to the present. He is currently on the Board of Directors of Central American Oils and Derivatives, S.A., and American Oleaginous Industry. From 1994 to 1996, he was a Board member of Cerveceria Americana, a private brewery. In 1994, he served as an advisor to the President of Costa Rica and the Ministry of Economic Business Affairs. From 1983 to 1985, he was a member of the Board of Directors of the Sugar Cane Agricultural League. From 1982 to 1986, he served as Minister of the Costa Rican Ministry of Industry, Energy and Mines and became Minister of Natural Resources in 1986. From 1982 to 1986, he was a member of the Board of Directors of MINASA, a Costa Rican mining company. Mr. Chaves was the founder of the Chamber of Industries in the Costa Rican province of Heredia. From 1973 to 1974, he was President of the Board of Directors of Banco Nacional de Belen.

  Dr. Federico Vargas. Dr. Vargas is a Board member of Corporacion Pipasa, S.A., one of the Registrant's subsidiaries. He has served as a Professor of Economics and Social Sciences at the University of Costa Rica from 1963 to the present. Dr. Vargas has been involved extensively in political activities since 1974. From 1990 to 1994, he served as a Deputy in the Costa Rican Assembly. From 1993 to 1994, he was Chairman of the Legislative Section of the Partido Liberacion Nacional of Costa Rica. Prior to 1990, Dr. Vargas held a number of political offices, including Minister of Finance on two occasions, Ambassador of Costa Rica to the United States, Ambassador of Costa Rica to the Organization of American States, Counselor to the President of Costa Rica in Finance and External Debt, with the rank of Minister of Economics, and Advisor to the President of Costa Rica. His teaching activities included serving as the Chairman of the "Instituto de Investigaciones Economicas," University of Costa Rica and Director of the School of Economics and Social Sciences of the University of Costa Rica. Dr. Vargas serves on the Board and advisory bodies of numerous charitable and educational organizations and is the author of a number of publications on economic and educational matters. He obtained his Bachelor's Degree in Business Administration from Nichols College in Massachusetts in 1954 and his Ph.D. from the University of Colorado in 1967. He has also attended the Wharton School of Finance and Commerce at the University of Pennsylvania. Mr. Vargas graduated from the University of Costa Rica with a degree in Business Administration.

  Jorge M. Quesada. Mr. Quesada has held numerous positions with Corporacion Pipasa, S.A. since 1985, and was its Executive Vice President from 1990 to 1999. Mr. Quesada was appointed President of Pipasa and As de Oros on March 1, 1999. He was a member of the Board of Directors of Banco Fomento Agricola from 1991 to 1996. From 1987 to 1991, he was on the Board of Directors of Financiera Belen, S.A. Mr. Quesada has conducted numerous seminars regarding marketing topics. He obtained his Degree in Business Administration, with emphasis on Public Accounting, from the University of Costa Rica in 1984.

  Pedro J. De Matteu. Mr. De Matteu was born in Santa Ana, El Salvador. He attended college at the University of Arizona where he obtained his Bachelor's Degree in Agriculture Science in 1964, and his Master's Degree in Science, focused on Animal Nutrition, in 1966. After completing his studies at the University of Arizona, Mr. De Matteu became Hoffman Taff Western's (of Ontorio, California) Technical Service Representative. He also served as a Technical Director and Assistant to the President, as well as Consultant of the biggest feed mill in California and Arizona. He introduced the Feed Formulation Least Cost Linear Programming method, and developed antibiotic, vitamin and mineral pre-mix formulas. He also coordinated the technical staff activities such as sales and feed mill. Mr. De Matteu was also Manager of the Animal Health Division, at Pfizer, S.A. for Central America and Panama, where he developed, among other activities: a small business in Central America which rose quickly to become number one in the field; established a Marketing and Sales Department; coordinated the development and implementation of marketing plans, including launching of new products that are still leaders in the field; worked as a poultry advisor for Central American poultry integrations; created animal health symposiums for the Central American and the Caribbean area, and participated as orator in National and International Congresses about Animal Health and Agriculture. In 1999, Mr. De Matteu became Director of the Animal Health Group in NOLA (Mexico, Central America and Venezuela), where he established the basis for a new stage of Animal Health Group. Currently he manages a family business in El Salvador.

  Honorable Ambassador Luis Lauredo. On January 7, 2000, Mr. Lauredo was appointed United States Ambassador to the Organization of American States (the "OAS"), and resigned from the Board of Directors of the Company. Mr. Lauredo served as Ambassador to the OAS until June 2001. Mr. Lauredo has recently joined the law firm of Hunton & Williams and will be working out of its Miami and Washington, D.C. offices, focusing on international trade and governmental affairs. From 1995 to 1999, Mr. Lauredo was President of Greenberg Traurig Consulting, Inc., an affiliate of the international law firm, Greenberg Traurig, P.A. From 1994 to 1995, he was Executive Director of the Summit of the Americas. From 1992 to 1994, he was a Commissioner on the Florida Public Service Commission, as well as Chairman of the International Relations Committee of the National Association of Regulatory Utility Commissioners. Throughout his career, Mr. Lauredo has held a number of positions in the banking industry, including Senior Vice President of the Export-Import Bank of the

United States. He has represented the President of the United States as special U.S. Ambassador to the inaugurations of the Presidents of Colombia, Venezuela, Brazil, and Costa Rica. He also served as a founding Director of the Hispanic Council on Foreign Affairs (Washington, D.C.). Mr. Lauredo received his B.A. from Columbia University in New York City and has attended the University of Madrid in Spain and Georgetown University Law Center in Washington, D.C.

  Alfred E. Smith, IV. Mr. Smith has been a director of the Company since June 1, 1994. Mr. Smith has been the Managing Director of the Wall Street firm of Hunter Specialists, LLC, New York, since January 1997. From 1979 to 1996, he was with CMJ Partners, a New York Stock Exchange member firm. Mr. Smith is the Chairman of the Government Relations Committee of the New York Stock Exchange, Director and Secretary of the Alfred Emanuel Smith Memorial Foundation, where he also is the Dinner Chairman; Chairman of the Cardinal's Committee for the Laity-Wall Street Division since 1985; Founder and Chairman of Hackers for Hope since 1989; Director of the Center for Hope since 1989; a Director at the Catholic Youth Organization until 1997; member of the President's Council, Memorial Sloan Kettering Hospital since 1986; and a member of the New York City Advisory Board of the Enterprise Foundation. Mr. Smith has also been a member of the Board of Trustees of St. Vincent's Hospital and Medical Center since 1986 and the Cavalry Hospital since 1998, and was a member of the Board of Trustees of Iona Prep School, Saint Agnes Hospital, and Our Lady of Mercy Medical Center. Mr. Smith is a member of the Association of the Sovereign Military Order of Malta. He has received numerous awards for his charitable humanitarian work, including "Wall Street 50" Honoree Humanitarian Award, Terence Cardinal Cooke Center in 1999; Man of the Year Award at Iona Prep in 1986, Club of Champions Gold Medal Award of the Catholic Youth Organization, Ellis Island Medal of Honor, the National Brotherhood Award of the National Conference of Christians and Jews, the Graymoor Community Service Award by the Franciscan Friars of the Atonement, the American Cancer Society's Gold Sword of Hope Award, and the Terence Cardinal Cooke Humanitarian Award by Our Lady of Mercy Medical Center. Mr. Smith was educated at Villanova University.

  Monica Chaves. Ms. Chaves is Secretary and Head of Investor Relations of the Company, and a member of the Board of Directors of Rica Foods, Inc. Ms. Chaves is also a member of the Board of Directors of Corporacion Pipasa. Ms. Chaves joined Corporacion Pipasa as assistant manager in the Company's Finance Division in 1991, where she was in charge of Pipasa's Special Investment Department. In 1996, when the Company went public, Ms. Chaves assumed oversight responsibility of the Company's Investor Relations Department. Ms. Chaves was appointed the Vice President of Administration of Pipasa and As de Oros on March 1, 1999. Ms. Chaves received a bachelor's degree in Business Administration from Saint Michaels College, Vermont.

  Honorable Ambassador Luis Guinot, Jr. Ambassador Luis Guinot, Jr. attended college in the United States, and graduated from the Catholic University of America School of Law in Washington, D.C. After completing his undergraduate studies at New York University, he was commissioned an Ensign in the U.S. Navy where he served in several billets--both shore and afloat, including a tour of duty as gunnery officer of the destroyer USS Gearing (DD710) and Senior Shore Patrol Officer of the U.S. Sixth Fleet based in Naples, Italy. After completion of his military obligation, Mr. Guinot entered the private practice of law in Washington, D.C. Mr. Guinot has served as United States Ambassador to the Republic of Costa Rica, as the Assistant General Counsel of the United States Department of Agriculture and as Administrator of the Office of the Commonwealth of Puerto Rico in Washington, D.C. Additionally, Mr. Guinot has also appeared as speaker and lecturer on United States-Latin American Trade, NAFTA, and GATT related matters, and he is the author of several newspaper articles on the same subject. Mr. Guinot is a member of the Commonwealth of Virginia and the District of Columbia Bar Associations and has been admitted to practice before the bars of the U.S. Supreme Court, the 1st and the 11th Circuit Court of Appeals, the Bars of the Southern District of New York, and the Southern District of Florida, Eastern Districts of Virginia, and the Court of Military Appeals. Mr. Guinot is also a fellow of the American Bar Foundation, served in the U.S. Presidential Commission on Civil Disorders (Kerner Commission) and former member of the Board of Directors of the Legal Services Corporation. Mr. Guinot was awarded the Grand Order of Juan Mora (Silver Plaque) by the Government of Costa Rica. He has been a featured speaker on conferences on the general subject of hemispheric free trade and served as legal advisor to U.S. corporations doing business in Latin America as well as legal advisor to ministries of Central and South American Countries.

In addition to serving as a member of the Board of Directors of the Company, Mr. Guinot was recently appointed to serve on the Board of Directors of Tampa Energy Co. (TECO) of Tampa, Florida. Mr. Guinot resigned as a director of the Company on December 10, 2001.

  Jack Peeples. Mr. Peeples served in the Korean War as an Airborne Infantry Officer and Rifle Company Commander. He was awarded a Combat Infantryman Badge, a Bronze Star for Valor and a Purple Heart. Mr. Peeples graduated from the University of Florida College of Law in 1957 and joined the law firm of former Governor Leroy Collins in Tallahassee, Florida. Mr. Peeples was appointed as Legislative Counsel to Governor Collins in 1958 and was appointed to the Governor's Cabinet as State Beverage Director in 1959. Mr. Peeples returned to the private practice of law in 1961, specializing in legislative and administrative practice in Tallahassee, Florida. He was a founding partner of Peeples, Earl & Blank in 1970, specializing in environmental law. Mr. Peeples retired from Peeples, Earl & Blank in 1994 and joined White & Case as of Counsel. Mr. Peeples served as Campaign Chairman and Chairman of the Transition Team for Governor Lawton Chiles and Legislative and Senior Counsel to the Governor. He has also served as Vice-Chairman of the Governor's Commission on Governance, Vice-Chairman of Governor's Commission on the Homeless, Chairman of Florida Aviation Commission, and Co-Chairman of the Miami-Dade County Homeless Trust. Mr. Peeples is a Board Member of the Florida Independent College Fund, Member of the Board of Oversight of the University of Florida Medical School, and representative of the Governor and Cabinet on the Downtown Development Authority for Tallahassee, Florida. He has also served as General Counsel and member of the Board of Directors of Deltona Corporation, a NYSE company, and he is a member of the Board of Directors and Chairman of the Audit Committee of United Petroleum Group, a Hunt family company, and as Senior Counsel and member of the Board of Directors of Senior Networks, Inc.

  Dr. Carlos Zamora. Dr. Carlos Zamora is the Live Production vice president and was appointed Chief Operating Officer on July 29, 2001. Dr. Zamora is responsible for overseeing and managing the Live Production at Corporacion Pipasa. Between 1997 and 1998 Dr. Zamora led the merger integration of Pipasa and As de Oros, serving as general vice president. Dr. Zamora obtained his DVM degree (Doctor in Veterinary Medicine) from the Universidad Nacional of Costa Rica in 1985, and since then has been involved with the Company's Integrated Poultry Production Systems.

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

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the summary compensation for the most highly compensated officers for the last three fiscal years:

                                   Salary           Other
Name and Main Position   Years Compensation(1) Compensation(2)
----------------------   ----- --------------- ---------------
Calixto Chaves--Chief
 Executive Officer...... 2001     $145,233         $7,179
Calixto Chaves--Chief
 Executive Officer...... 2000     $136,764         $5,633
Calixto Chaves--Chief
 Executive Officer...... 1999     $128,262         $1,953

--------
(1) All salary compensation was paid in Costa Rican colones. For the purposes of this presentation, all compensation has been converted to U.S. dollars at the then current exchange rate for Costa Rican colones.
(2)  Represents Director's fees payable for action as a Director of Pipasa.

 Compensation Committee Interlocks and Insider Participation

  The Company has a Compensation Committee consisting of Luis Lauredo and Pedro de Mattheu. This Committee makes the determinations for stock issuance pursuant to the Company's compensation plans. The Company has no retirement, pension or profit sharing plans covering its officers and directors, but does contemplate implementation of such a plan in the future through Pipasa and As de Oros. The Company's subsidiaries, Pipasa and As de Oros, have implemented such a plan for all of its employees, management and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of the latest practicable date, December 15, 2001, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) certain executive officers of the Company.

                                               Amount and Nature
   Name and Address of                           of Beneficial    Percentage of
   Beneficial Owner(1)                          Ownership(2)(3)  Shares Owned(2)
   -------------------                         ----------------- ---------------
   Calixto Chaves.............................     5,548,433(4)       44.44%
   Comercial Angui, S.A. .....................     2,297,130          19.46%
    c/o Bufete Chaverri, Soto & Asociados
    Barrio Escalante de Cine Magaly,
    400 Metros Este
    San Jose, Costa Rica
   Jorge M. Quesada...........................        45,795(5)          *
   Monica Chaves..............................       133,334(6)          *
   Luis Guinot, Jr............................            --             *
   Luis J. Lauredo............................            --             *
   Federico Vargas............................            --             *
   Alfred E. Smith IV.........................        33,334             *
   Jose Pablo Chaves..........................       279,324(7)          *
   Jose A. Zamora.............................        47,295(8)          *
   Mauricio Marenco...........................           200             *
   Randall Piedra.............................           200             *

--------
*  Indicates less than 1% of outstanding shares owned.
(1) Unless otherwise indicated, the address of each beneficial owner is Rica Foods, Inc., 240 Crandon Boulevard, Suite 150, Key Biscayne, Florida 33159.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options, warrants and convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(3) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(4) Includes 861,315 shares of Common Stock owned of record by Atisbos de Belen, S.A., a Costa Rican corporation wholly-owned by Mr. Chaves and his wife, 704,857 shares of Common Stock owned of record by Inversiones Leytor, S.A., a Costa Rican company wholly-owned by Mr. Chaves, and 298,667 shares of Common Stock owned of record by OCC, S.A., a Costa Rican company wholly-owned by Mr. Chaves and his wife. Includes 3,683,595 shares of Common Stock acquired by Inversiones La Ribera S.A., a Costa Rican corporation owned by Mr. Chaves and his wife. Does not include 133,334 shares and 279,324 shares owned by his adult daughter and adult son respectively.
(5) Includes 45,795 shares owned by Jorque, S.A., a closely-held Costa Rican company whose principal shareholders are the wife and sons of Mr. Jorge Quesada.

(6) Owned of record by Moninternacional, S.A., a Costa Rican corporation owned by Monica Chaves. Mr. Chaves disclaims any beneficial ownership of these shares.
(7) Owned of record by Rtrosptva, S.A. a Costa Rican corporation wholly owned by Jose Pablo Chaves. Mr. Chaves disclaims any beneficial ownership of these shares.
(8) Owned of record by Inversiones Zamora y Aguilar S.A., a Costa Rican corporation wholly owned by Jose A. Zamora and wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Balances and transactions with related parties consist of the following:

                                                             2001       2000
                                                          ---------- ----------
   Due from stockholders................................. $6,256,089 $4,900,499
   Due from related parties..............................  1,421,812     39,618
   Due to stockholders (short-term)......................     74,634     76,657
   Due to stockholders (long-term).......................     15,368     16,409

  Balances due from stockholders for fiscal year 2001 and year 2000 originate from loans, which bear interest at market rates which range from 10.5% to 12% in U.S. dollars and 16% in colones, made primarily to the Company's Chief Executive Officer, other stockholders and to Inversiones La Ribera, a company 100% owned by the Company's Chief Executive Officer. Interest income for fiscal years ended September 30, 2001, 2000 and 1999 amounted to $550,739, $405,040 and $87,535, respectively.

  Current and long-term balances due to stockholders in 2001 and 2000 originate from notes payable to the Company's Chief Executive Officer and other stockholders.

  During fiscal years 2000 and 1999, the Board of Directors of Pipasa declared a dividend to common stockholders of Pipasa for a total of 637,000 and 510,565 TCA preferred shares of Pipasa, valued at $2,143,626 and $1,929,766, respectively. In accordance with Pipasa's ownership, Inversiones La Ribera, S.A. received 257,602 shares during fiscal year 2000 and 206,472 shares during fiscal year 1999, valued at $866,882 and $780,397, respectively. Immediately after the issuance of such preferred stock, Inversiones La Ribera, S.A. used the total proceeds of the dividends to pay off outstanding debts with Pipasa, during each of fiscal years 2000 and 1999. The dividends distributed during fiscal years 2000 and 1999 correspond to Pipasa's earnings pertaining to fiscal years 1999 and 1998, respectively.

  During fiscal year 2000, the Board of Directors of As de Oros declared a dividend of 590,000 series TCA shares of preferred stock of As de Oros, valued at $1,983,327 to common stockholders of record of As de Oros as of September 30, 1999. As de Oros distributed 332,642 shares to the Company and 257,358 shares to Comercial Angui, S.A. in accordance with As de Oros' common stock ownership as of September 30, 1999. The dividends distributed correspond to As de Oros' earnings pertaining to fiscal year 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORMS 8-K

  14 (a) Documents filed for this item are filed as a separate section following the signature page. Reference is made to the Consolidated Financial Statements beginning on page F-1.

  (1)  See Page No. F-1.

  (2) Schedules, other than Page F-1, are omitted because of the absence of conditions under which they are required or because the information required is included in the consolidated financial statements and notes thereto.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rica Foods, Inc.


                                                   /s/ Calixto Chaves
Dated: January 15, 2002                   By: _________________________________
                                                      Calixto Chaves
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: January 15, 2002                            /s/ Randall Piedra
                                          By: _________________________________
                                                      Randall Piedra
                                                  Chief Financial Officer


Dated: January 15, 2002                             /s/ Monica Chaves
                                          By: _________________________________
                                                       Monica Chaves
                                                         Secretary

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                    FORM 10K

                               ----------------

                                    EXHIBITS
                                       TO
                                RICA FOODS, INC.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of RICA FOODS, INC.,

  We have audited the accompanying consolidated balance sheets of RICA FOODS, INC. (a Nevada corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RICA FOODS, INC. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in Item 14 of Part IV herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN

Mexico City, Mexico
December 7, 2001, (except with respect to the matter discussed in Note 8, as to which the date is January 14, 2002).

                       RICA FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          September 30, 2001 and 2000

                                                         2001         2000
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $ 4,920,870  $ 4,256,636
  Short-term investments.............................     851,905       86,557
  Notes and accounts receivable......................  12,277,131   11,187,031
  Due from related parties...........................   1,421,812       39,618
  Inventories........................................  12,833,325   14,307,768
  Deferred income tax benefit........................     412,854           --
  Prepaid expenses...................................     852,185      557,519
                                                      -----------  -----------
    Total current assets.............................  33,570,082   30,435,129

Property, plant and equipment........................  45,827,917   45,425,881
Long-term receivables-trade..........................     595,596      640,222
Long-term investments................................   4,312,411    3,965,385
Other assets.........................................   4,606,546    4,010,364
Cost in excess of net assets of acquired business....   2,186,090    3,705,392
                                                      -----------  -----------
    Total assets..................................... $91,098,642  $88,182,373
                                                      ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $14,444,895  $16,161,076
  Accrued expenses...................................   3,917,787    3,862,659
  Notes payable......................................  18,194,649   12,878,147
  Current portion of long-term debt..................   7,281,460    5,680,190
  Due to stockholders................................      74,634       76,657
                                                      -----------  -----------
    Total current liabilities........................  43,913,425   38,658,729

Long-term debt, net of current portion...............  21,054,044   21,820,905
Due to stockholders..................................      15,368       16,409
Deferred income tax liability........................   2,162,090    2,899,511
                                                      -----------  -----------
    Total liabilities................................  67,144,927   63,395,554

Minority interest....................................   1,336,445    1,336,445
Commitments and Contingencies (Note 19)
Stockholders' equity:
  Common stock.......................................      12,865       12,855
  Preferred stock....................................   2,216,072    2,216,072
  Additional paid-in capital.........................  25,800,940   25,760,950
  Accumulated other comprehensive loss...............  (9,625,035)  (8,758,737)
  Retained earnings..................................  10,736,911    9,388,127
                                                      -----------  -----------
                                                       29,141,753   28,619,267
  Less:
   Due from stockholders.............................  (6,256,089)  (4,900,499)
   Treasury stock, at cost...........................    (268,394)    (268,394)
                                                      -----------  -----------
    Total stockholders' equity.......................  22,617,270   23,450,374
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $91,098,642  $88,182,373
                                                      ===========  ===========

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       RICA FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 Years ended September 30, 2001, 2000 and 1999

                                          2001          2000          1999
                                      ------------  ------------  ------------
Sales................................ $127,336,366  $123,628,327  $118,549,625
Cost of sales........................   86,840,951    83,756,904    77,274,794
                                      ------------  ------------  ------------
  Gross profit.......................   40,495,415    39,871,423    41,274,831
                                      ------------  ------------  ------------
Operating expenses:
  General and administrative.........   14,549,382    13,577,143    11,412,996
  Selling............................   19,464,459    18,955,061    17,035,717
  Amortization of cost in excess of
   net assets of acquired business...      787,535       953,828       398,941
                                      ------------  ------------  ------------
                                        34,801,376    33,486,032    28,847,654
                                      ------------  ------------  ------------
  Income from operations.............    5,694,039     6,385,391    12,427,177

Other expenses (income):
  Interest expense...................    4,638,878     3,548,935     3,484,314
  Interest income....................   (1,182,587)   (1,660,747)     (677,155)
  Foreign exchange losses, net.......    2,319,389     1,562,549     1,806,311
  Miscellaneous, net.................   (1,269,231)     (790,039)     (360,341)
                                      ------------  ------------  ------------
                                         4,506,449     2,660,698     4,253,129
                                      ------------  ------------  ------------
Income before income taxes and
 minority interest...................    1,187,590     3,724,693     8,174,048
Income tax (benefit).................     (390,833)       80,223       762,472
                                      ------------  ------------  ------------
Income before minority interest......    1,578,423     3,644,470     7,411,576
Minority interest....................      (77,293)     (572,631)   (4,133,011)
                                      ------------  ------------  ------------
Net income...........................    1,501,130     3,071,839     3,278,565
Preferred stock dividends............      152,346       182,892       237,910
                                      ------------  ------------  ------------
Net income applicable to common
 stockholders........................ $  1,348,784  $  2,888,947  $  3,040,655
                                      ============  ============  ============
Earnings per share:
  Basic.............................. $       0.11  $       0.24  $       0.43
                                      ============  ============  ============
  Diluted............................ $       0.11  $       0.24  $       0.42
                                      ============  ============  ============
Weighted average number of common
 shares outstanding:
  Basic..............................   12,810,021    11,874,190     7,122,170
                                      ============  ============  ============
  Diluted............................   12,810,021    11,878,474     7,269,769
                                      ============  ============  ============

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                        RICA FOODS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended September 30, 2001, 2000 and 1999

                                                                                                   Accumulated
                     Common Stock       Treasury Stock                  Additional                    Other
                  ------------------ ---------------------  Preferred     Paid-In     Due from    Comprehensive  Retained
                    Shares   Amount   Shares     Amount       Stock       Capital   Stockholders      Loss       Earnings
                  ---------- ------- --------  -----------  ----------  ----------- ------------  ------------- -----------
Balance,
 September 30,
 1998...........   7,418,818 $ 7,419  318,962  $(1,435,820) $2,216,072  $11,987,393 $  (170,413)   $(5,630,035) $ 3,344,440
Pipasa's "TCA"
 preferred stock
 issued as
 dividend to
 common
 stockholders...          --      --       --           --   1,929,766           --          --             --           --
Repurchase of
 Pipasa's "TCA"
 preferred
 shares.........          --      --       --           --  (1,929,766)          --          --             --           --
Cash dividends
 on preferred
 stock of
 Pipasa.........          --      --       --           --          --           --          --             --     (141,700)
Repurchase of
 common stock...          --      --    5,500      (77,771)         --           --          --             --           --
Adjustment to
 outstanding
 common stock
 due to reverse
 stock split....         321      --       --           --          --           --          --             --           --
Warrants
 exercised......      66,666      67       --           --          --      149,933          --             --           --
Issuance of
 treasury
 stock..........          --      -- (276,710)   1,245,197          --           --          --             --           --
Increase in due
 from
 stockholders...          --      --       --           --          --           --    (474,575)            --           --
Net income......          --      --       --           --          --           --          --             --    3,278,565
Translation
 adjustment.....          --      --       --           --          --           --          --     (1,198,465)          --
Total
 comprehensive
 income.........          --      --       --           --          --           --          --             --           --
                  ---------- ------- --------  -----------  ----------  ----------- -----------    -----------  -----------
Balance,
 September 30,
 1999...........   7,485,805 $ 7,486   47,752  $  (268,394) $2,216,072  $12,137,326 $  (644,988)   $(6,828,500) $ 6,481,305
Pipasa's "TCA"
 preferred stock
 issued as
 dividend to
 common
 stockholders...          --      --       --           --   2,143,626           --          --             --           --
Repurchase of
 Pipasa's "TCA"
 preferred
 shares.........          --      --       --           --  (2,143,626)          --          --             --           --
As de Oros'
 "TCA" preferred
 stock issued as
 dividend to
 common
 stockholders...          --      --       --           --   1,983,327           --          --             --           --
Repurchase of As
 de Oros' "TCA"
 preferred
 shares.........          --      --       --           --  (1,983,327)          --          --             --           --
Cash dividends
 on preferred
 stock of
 Pipasa.........          --      --       --           --          --           --          --             --     (165,017)
Acquisition of
 40.44% interest
 in Pipasa and
 43.62% interest
 in As de Oros..   5,354,516   5,355       --           --          --   13,463,640          --             --           --
Shares granted
 to employees...       7,600       8       --           --          --       86,856          --             --           --
Exercise of
 employee stock
 options........       6,400       6       --           --          --       73,128          --             --           --
Increase in due
 from
 stockholders...          --      --       --           --          --           --  (4,255,511)            --
Net income......          --      --       --           --          --           --          --             --    3,071,839
Translation
 adjustment.....          --      --       --           --          --           --          --     (1,930,237)
Total
 comprehensive
 income.........          --      --       --           --          --           --          --             --           --
                  ---------- ------- --------  -----------  ----------  ----------- -----------    -----------  -----------
Balance,
 September 30,
 2000...........  12,854,321 $12,855   47,752  $  (268,394) $2,216,072  $25,760,950 $(4,900,499)   $(8,758,737) $ 9,388,127
Cash dividends
 on preferred
 stock of
 Pipasa.........          --      --       --           --          --           --          --             --     (152,346)
Increase in due
 from
 stockholders...          --      --       --           --          --           --  (1,355,590)            --           --
Issuance of
 common stock...      10,000      10       --           --          --       39,990          --             --           --
Net income......          --      --       --           --          --           --          --             --    1,501,130
Translation
 adjustment.....          --      --       --           --          --           --          --       (866,298)          --
Total
 comprehensive
 income.........          --      --       --           --          --           --          --             --           --
                  ---------- ------- --------  -----------  ----------  ----------- -----------    -----------  -----------
Balance,
 September 30,
 2001...........  12,864,321 $12,865   47,752  $  (268,394) $2,216,072  $25,800,940 ($6,256,089)   $(9,625,035) $10,736,911
                  ========== ======= ========  ===========  ==========  =========== ===========    ===========  ===========
                      Total     Comprehensive
                  Stockholders'  Income for
                     Equity      the Period
                  ------------- -------------
Balance,
 September 30,
 1998...........   $10,319,056   $
Pipasa's "TCA"
 preferred stock
 issued as
 dividend to
 common
 stockholders...     1,929,766
Repurchase of
 Pipasa's "TCA"
 preferred
 shares.........    (1,929,766)
Cash dividends
 on preferred
 stock of
 Pipasa.........      (141,700)
Repurchase of
 common stock...       (77,771)
Adjustment to
 outstanding
 common stock
 due to reverse
 stock split....            --
Warrants
 exercised......       150,000
Issuance of
 treasury
 stock..........     1,245,197
Increase in due
 from
 stockholders...      (474,575)
Net income......     3,278,565    3,278,565
Translation
 adjustment.....    (1,198,465)  (1,198,465)
Total
 comprehensive
 income.........            --   $2,080,100
                  ------------- =============
Balance,
 September 30,
 1999...........   $13,100,307
Pipasa's "TCA"
 preferred stock
 issued as
 dividend to
 common
 stockholders...     2,143,626
Repurchase of
 Pipasa's "TCA"
 preferred
 shares.........    (2,143,626)
As de Oros'
 "TCA" preferred
 stock issued as
 dividend to
 common
 stockholders...     1,983,327
Repurchase of As
 de Oros' "TCA"
 preferred
 shares.........    (1,983,327)
Cash dividends
 on preferred
 stock of
 Pipasa.........      (165,017)
Acquisition of
 40.44% interest
 in Pipasa and
 43.62% interest
 in As de Oros..    13,468,995
Shares granted
 to employees...        86,864
Exercise of
 employee stock
 options........        73,134
Increase in due
 from
 stockholders...    (4,255,511)
Net income......     3,071,839    3,071,839
Translation
 adjustment.....    (1,930,237)  (1,930,237)
Total
 comprehensive
 income.........            --   $1,141,602
                  ------------- =============
Balance,
 September 30,
 2000...........   $23,450,374
Cash dividends
 on preferred
 stock of
 Pipasa.........      (152,346)
Increase in due
 from
 stockholders...    (1,355,590)
Issuance of
 common stock...        40,000
Net income......     1,501,130    1,501,130
Translation
 adjustment.....      (866,298)    (866,298)
Total
 comprehensive
 income.........            --   $  634,832
                  ------------- =============
Balance,
 September 30,
 2001...........   $22,617,270
                  =============

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                       RICA FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended September 30, 2001, 2000 and 1999

                                            2001         2000         1999
                                         -----------  -----------  -----------
Cash flows from operating activities:
 Net income............................  $ 1,501,130  $ 3,071,839  $ 3,278,565
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Depreciation and amortization.........    4,307,654    4,038,238    3,394,588
 Production poultry....................    3,262,770    2,331,767    1,697,887
 Allowance for inventory obsolescence..       17,428       33,004       28,740
 Amortization of cost in excess of net
  assets of acquired business..........      787,535      953,828      398,941
 Stock options and grants issued to
  employees............................           --      159,998           --
 Gain on sale of productive assets.....     (579,298)    (509,272)    (214,867)
 Deferred income tax benefit...........     (412,854)    (323,798)    (209,671)
 Provision for doubtful accounts.......      122,150      352,058      746,599
 Minority interest.....................       77,293      572,631    4,133,011
 Changes in operating assets and
  liabilities:
 Notes and trade receivables...........   (1,437,642)  (1,994,653)  (1,651,518)
 Other notes and accounts receivable
  Inventories..........................   (1,721,099)  (2,708,186)  (2,674,111)
 Prepaid expenses......................     (294,667)    (191,298)     (25,998)
 Accounts payable......................   (1,716,183)   4,162,139    4,548,021
 Accrued expenses......................       55,129      258,264      568,444
 Long-term receivables-trade...........        4,133     (449,519)      (6,109)
                                         -----------  -----------  -----------
 Net cash provided by operating
  activities...........................    3,973,479    9,757,040   14,012,522
                                         -----------  -----------  -----------
Cash flows from investing activities:
 Short-term investments................     (765,349)     (53,809)      69,145
 Additions to property, plant and
  equipment............................   (8,403,574) (17,253,793)  (9,419,401)
 Increase in long-term investments.....     (281,858)          --           --
 Proceeds from sales of productive
  assets and long-term investments.....    1,205,870    1,850,024      708,629
 Increase in other assets..............     (498,941)  (1,944,492)    (229,060)
                                         -----------  -----------  -----------
 Net cash used in investing
  activities...........................   (8,743,852) (17,402,070)  (8,870,687)
                                         -----------  -----------  -----------
Cash flows from financing activities:
 Preferred stock cash dividends........     (229,639)    (271,296)    (339,570)
 Short-term financing:
 Payments..............................   21,958,360   21,317,219   18,450,760
 New loans.............................  (16,601,868) (16,620,357) (18,039,713)
 Long-term financing:
 Payments..............................   (6,390,382)  (1,355,247)  (2,249,772)
 New loans.............................    7,292,955    6,769,264      445,095
 Common stock issued...................       40,000           --           --
 Treasury stock acquired...............           --           --      (77,771)
 Due to related parties................           --           --           --
 Due from stockholders and related
  party................................   (2,746,197)  (2,737,373)  (2,276,236)
 Cash proceeds from exercise of
  warrants.............................           --           --      150,000
                                         -----------  -----------  -----------
 Net cash provided by (used in)
  financing activities.................    3,323,229    7,102,210   (5,231,586)
                                         -----------  -----------  -----------
Effect of exchange rate changes on cash
 and cash equivalents..................    2,111,378      886,288     (582,217)
Increase in cash and cash equivalents..      664,234      343,468      622,411
Cash and cash equivalents at beginning
 of year...............................    4,256,636    3,913,168    3,290,757
                                         -----------  -----------  -----------
Cash and cash equivalents at end of
 year..................................  $ 4,920,870  $ 4,256,636  $ 3,913,168
                                         ===========  ===========  ===========
Supplemental disclosures of cash flow
 information:
 Cash paid during year for:
 Interest..............................  $ 5,533,017  $ 3,859,677  $ 2,611,202
                                         ===========  ===========  ===========
 Income taxes..........................  $   209,186  $   517,903  $   281,191
                                         ===========  ===========  ===========
Supplemental schedule of non-cash
 investing activities:
 Issuance of treasury stock through
  financial agreement..................  $        --  $        --  $ 1,245,197
                                         ===========  ===========  ===========
 Common stock dividends paid as
  preferred shares
  From Pipasa..........................  $        --  $ 2,143,626  $ 1,929,766
                                         ===========  ===========  ===========
  From As de Oros......................  $        --  $ 1,983,327  $        --
                                         ===========  ===========  ===========
 Pipasa's preferred stock repurchased
  in exchange for outstanding
  receivables..........................  $        --  $ 2,143,626  $ 1,929,766
                                         ===========  ===========  ===========
 As de Oros preferred stock repurchased
  in exchange for outstanding
  receivables..........................  $        --  $ 1,983,327  $        --
                                         ===========  ===========  ===========
 Acquisition of business:
  Fair value of assets acquired........  $        --  $ 4,600,000  $        --
                                         ===========  ===========  ===========
  Common stock issued..................  $        --  $ 7,880,000  $        --
                                         ===========  ===========  ===========


  The accompanying notes to consolidated financial statements are an integral part of these statements

                               RICA FOODS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

  Rica Foods, Inc. (the "Company"), formerly Quantum Learning Systems, Inc., was incorporated under the laws of the State of Utah on February 6, 1986 and filed a public offering in 1987. In April 1994, the Company changed its state of incorporation from Utah to Nevada. The Company's operations are largely conducted through its 100% owned subsidiaries, Corporacion Pipasa, S.A. and subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and subsidiaries ("As de Oros"). The Company's subsidiaries' primary business is derived from the production and sale of broiler chickens, processed chicken by-products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals. The Company's subsidiaries own 71 urban and rural outlets throughout Costa Rica, three modern processing plants and three animal feed plants. As de Oros also owns and operates a chain of 27 quick service restaurants in Costa Rica called "Restaurantes As de Oros." Pipasa and As de Oros, export its products to all countries in Central America, Colombia, Dominican Republic and Hong Kong.

  The Company's references herein to fiscal years 2001, 2000 or 1999 encompass the years ended September 30, 2001, 2000 and 1999, respectively.

Accounting Principles

  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accounting records of the subsidiaries, Pipasa and As de Oros, which are maintained in Costa Rican colones and in accordance with accounting principles generally accepted in Costa Rica, have been translated into U.S. dollars and converted into U.S. GAAP for consolidation purposes.

Principles of Consolidation

  The consolidated financial statements include the accounts of Rica Foods, Inc. and its subsidiaries, Pipasa and As de Oros.

  The September 30, 1996 acquisition of Pipasa was accounted for as a reverse acquisition, whereby Pipasa was treated as the accounting acquiror and the Company as the legal acquiror. The consolidated financial statements of the Company as of September 30, 2001 and 2000 reflect the acquisition of As de Oros using the purchase method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation. The Company used the straight-line method to amortize the excess of the purchase price over the fair market value of the net assets acquired over a period of five years.

Reclassifications

  Certain prior period balances have been reclassified to conform to the fiscal year 2001 presentation.

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include but are not limited to the realization of inventories, the possible outcome of outstanding litigation and the ultimate collection of customer receivables. Actual results in subsequent periods could differ from estimates.

                               RICA FOODS, INC.

Foreign Currency Translation

  Most of the Company's transactions take place in Costa Rica and are denominated in local currency, the colon (cent sign). The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica. As of September 30, 2001, 2000 and 1999, commercial exchange rates were (cent sign)334.58 (cent sign)313.35 and (cent sign)292.00 per US$1.00, respectively.

  The financial statements of Pipasa and As de Oros have been translated into U.S. dollars on the basis of the colon (cent sign) as the functional currency, as follows: assets and liabilities denominated in dollars have been stated at nominal dollar amounts; assets and liabilities denominated in Costa Rican colones have been translated at the commercial exchange rates in effect on the balance sheet dates; stockholders' equity has been translated at historical exchange rates and income and expenses have been translated at average exchange rates in effect during the fiscal years. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany gains and losses resulting from transactions, are included in the results of operations. The related translation adjustments for each fiscal year, along with the cumulative amounts as of the balance sheets dates, are reflected in the accumulated other comprehensive loss section of the consolidated statements of stockholders' equity.

Cash and Cash Equivalents/Fair Value of Financial Instruments

  The Company classifies as cash and cash equivalents all interest-bearing deposits with original maturities of three months or less. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

  The carrying value of cash and cash equivalents, short-term investments, notes and accounts receivable, due from related parties, accounts payable, notes payable and due to stockholders, are a reasonable estimate of their fair value due to the short-term nature of those instruments. The Company estimates that the carrying value of current installments of long-term debt and long-term debt approximates fair value because interest rates are adjustable based on market interest rates.

Futures Contracts

  Futures contracts with original maturities of less than one year are used to hedge fluctuations in corn and soybean meal prices. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on commodity futures transactions are deferred until the futures contracts are liquidated. The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 133. The adoption of SFAS No. 133, effective beginning in fiscal year 2001, did not have a material effect on the Company's financial position or results of operations. As of September 30, 2001, the Company has futures contracts in place to hedge purchases of commodities for $3.59 million, with a fair value of approximately $3.48 million.

Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Costs pertaining to the growth period of

                               RICA FOODS, INC.

reproductive hens consisting primarily of animal feed, labor costs and cost of imported chicks, are capitalized and are subsequently amortized over the expected reproductive life of the hens, which is approximately 16 months.

Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Improvements to property, plant and equipment that extend their useful lives are capitalized. Costs for maintenance, repairs and minor renewals are charged to expense when incurred.

  Depreciation expense is recorded using the straight-line method over the following estimated useful lives: buildings and facilities--50 years; machinery and equipment from 5 to 20 years.

  Costs of leasehold rights on properties that are accounted for as operating leases are capitalized and amortized over the respective lease term using the straight-line method. Net capitalized leasehold rights amounted to $666,000 and $680,000 as of September 30, 2001 and 2000, respectively.

  Applicable interest charges incurred during the construction of new facilities are capitalized as one of the cost elements and are amortized over the assets' estimated useful lives. Interest capitalized during fiscal years 2001 and 2000 was $860,815 and $680,488, respectively.

Impairment Charges

  The Company assesses long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The Company did not recognize any impairment losses for the years ended September 30, 2001, 2000 or 1999.

Software Development Costs

  The Company capitalizes costs associated with software developed for internal use. Capitalized costs include direct costs of materials, services consumed in developing the software, payroll and payroll-related costs for employee who are directly associated with and who devote time to the internal-use software project, and interest costs incurred while developing the software. Capitalization of such costs ceases when the project is substantially completed and ready for its intended use. The carrying value of software and development costs included in other assets in the consolidated balance sheets amounting to $1,297,912 and $1,527,872 as of September 30, 2001 and 2000, respectively, is regularly reviewed by the Company to determine if an impairment loss should be recognized.

  Capitalized internal software development costs are amortized using the straight-line method over a period of five years, which totaled $291,316, $175,957 and $196,942 for the years ended September 30, 2001, 2000 and 1999, respectively.

Comprehensive Income

  The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of the net income for the period plus any gains or losses that according to specific accounting regulations are presented directly in shareholders' equity, such as the translation loss.

                               RICA FOODS, INC.

Deferral of Loan Costs

  The Company is deferring certain commitment fees and other direct loan origination costs. These charges are being amortized over the contractual life of the related loans.

Advertising Costs

  Advertising costs are expensed as incurred. Advertising costs amounted to $1,306,599, $829,811 and $1,356,226 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Advertising expenses are included in selling expenses in the accompanying consolidated statements of income.

Income Taxes

  The Company files a tax return in the United States, which does not include operations of any of its subsidiaries. The Company's subsidiaries, As de Oros and Pipasa, each file tax returns in Costa Rica. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

New Accounting Pronouncements

  In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted SFAS No. 141 effective October 1, 2001 and does not anticipate that this new standard will have any impact on its financial position or results of operations.

  In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application of SFAS No. 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company will early adopt this new standard effective October 1, 2001. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but rather it will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, negative goodwill is recognized as an extraordinary gain at the time of the business combination. The Company anticipates that the adoption of this new standard will result in the discontinuation of annual goodwill amortization of approximately $787,000 in 2002.

  In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The new standard will be effective for financial statements issued for fiscal years beginning after June 15, 2002, which in the case of the Company will be its fiscal year ending September 30, 2003, with early application encouraged. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the

                               RICA FOODS, INC.

carrying amount of the long-lived asset. The Company does not anticipate that this new standard will have a significant impact on its financial position or results of operations.

  In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard will be effective for financial statements issued for fiscal years beginning after December 15, 2001, which in the case of the Company will be its fiscal year ending September 30, 2003, with early application encouraged. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, this Statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of to expand discontinued operations presentation to a component of an entity. Finally, SFAS No. 144 amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company has not yet quantified all of the effects of adopting SFAS No. 144 on its financial statements.

2. NOTES AND ACCOUNTS RECEIVABLE

  Notes and accounts receivable consist of the following:

                                                          2001         2000
                                                       -----------  -----------
   Accounts:
     Trade receivables................................ $ 8,110,149  $ 9,020,999
     Other............................................   4,161,262    2,856,915
                                                       -----------  -----------
                                                        12,271,411   11,877,914
                                                       -----------  -----------
   Less: Allowance for doubtful accounts..............    (656,543)    (797,611)
                                                        11,614,868   11,080,303
   Short-term notes-trade.............................     662,263      106,728
                                                       -----------  -----------
                                                       $12,277,131  $11,187,031
                                                       ===========  ===========

3. BALANCES AND TRANSACTIONS WITH STOCKHOLDERS AND RELATED PARTIES

  Balances with stockholders and related parties consist of the following:

                                                             2001       2000
                                                          ---------- ----------
   Due from stockholders................................. $6,256,089 $4,900,499
   Due from related parties..............................  1,421,812     39,618
   Due to stockholders (short-term)......................     74,634     76,657
   Due to stockholders (long-term).......................     15,368     16,409

  Balances due from stockholders as of September 30, 2001 and 2000 originate from loans, which bear interest at market interest rates which range from 8.0% to 12.0% in U.S. dollars and from 16.0% to 24.5% in colones, made primarily to the Company's Chief Executive Officer, other stockholders and to Inversiones La Ribera, a company 100% owned by the Company's Chief Executive Officer. Interest income for the years ended September 30, 2001, 2000 and 1999 amounted to $550,739, $405,040 and $87,535, respectively.

                               RICA FOODS, INC.

  Current and long-term balances due to stockholders in 2001 and 2000 originate from notes payable to the Company's Chief Executive Officer and other stockholders.

  During fiscal 2000 and 1999, the Board of Directors of Pipasa declared a dividend to its common stockholders in the form of 637,000 and 510,565 "TCA" shares of its preferred stock, valued at $2,143,626 and $1,929,766, respectively. Based on Pipasa's ownership, Inversiones La Ribera, S.A. received 257,602 shares during fiscal year 2000 and 206,472 shares during fiscal year 1999, valued at $866,882 and $780,397, respectively. Immediately after the issuance of such preferred stock, Inversiones La Ribera, S.A. used the total proceeds of the dividends to cancel outstanding debts with Pipasa, during each of fiscal years 2000 and 1999. The dividends distributed during fiscal years 2000 and 1999 correspond to Pipasa's earnings pertaining to fiscal years 1999 and 1998, respectively.

  During fiscal 2000, the Board of Directors of As de Oros declared a dividend to its common stockholders in the form of 590,000 series "TCA" shares of its preferred stock, valued at $1,983,327. As de Oros distributed 332,642 shares to the Company and 257,358 shares to Comercial Angui, S.A. based on As de Oros' common stock ownership as of September 30, 1999. The dividends distributed correspond to As de Oros' earnings pertaining to fiscal year 1999.

4. INVENTORIES

  Inventories consist of the following:

                                                          2001         2000
                                                       -----------  -----------
   Finished products.................................. $ 2,523,036  $ 4,049,669
   Poultry............................................   4,257,973    3,655,554
   Production poultry.................................   3,169,012    3,191,343
   Materials and supplies.............................   1,951,687    1,939,597
   Raw materials......................................   2,140,563    2,180,936
   In transit.........................................     274,279      391,105
                                                       -----------  -----------
                                                        14,316,550   15,408,204
   Less:
     Production poultry...............................  (1,396,406)  (1,025,754)
     Allowance for obsolescence.......................     (86,819)     (74,682)
                                                       -----------  -----------
                                                       $12,833,325  $14,307,768
                                                       ===========  ===========

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is summarized as follows:

                                                          2001         2000
                                                       -----------  -----------
   Land............................................... $ 7,740,963  $ 7,608,400
   Buildings and facilities...........................  13,382,905   13,345,140
   Machinery and equipment............................  29,731,986   25,151,983
   Machinery in-transit...............................      31,457      350,344
   Construction in-process............................   6,876,052    9,917,733
                                                       -----------  -----------
                                                        57,763,363   56,373,600
   Less: Accumulated depreciation..................... (11,935,446) (10,947,719)
                                                       -----------  -----------
                                                       $45,827,917  $45,425,881
                                                       ===========  ===========

                               RICA FOODS, INC.

  Depreciation expense for the years ended September 30, 2001, 2000 and 1999 amounted to $3,769,728, $3,862,281 and $3,197,646, respectively.

6. LONG-TERM INVESTMENTS

  Long-term investments, which are carried at cost, net of unrealized foreign exchange differences, consist of the following:

                                                             2001       2000
                                                          ---------- ----------
   Grupo Industrias Oleaginosas S.A. ("INOLASA")......... $3,106,955 $3,317,457
   La Condesa, S.A.......................................    597,764    638,264
   Certificates of deposit...............................    588,657         --
   Other (less than 50% ownership).......................     19,035      9,664
                                                          ---------- ----------
                                                          $4,312,411 $3,965,385
                                                          ========== ==========

  INOLASA is the only supplier of soybean meal in Costa Rica. The Company has a 10% ownership interest in INOLASA which is accounted for under the cost method and dividends are recorded in income when they are declared. During the years ended September 30, 2001 and 2000, the Company received cash dividends from INOLASA amounting to approximately $395,000 and $550,000, respectively. During fiscal year 1999, no dividends were declared or paid by INOLASA. These dividends are included in miscellaneous, net in the accompanying consolidated statements of income.

  During 1998, the Company acquired 200,000,000 preferred shares of La Condesa, S.A., a corporation in Costa Rica in the hotel business. Such shares do not provide an ownership interest to the Company.

7. NOTES PAYABLE

  Notes payable consist of the following:

                                                            2001        2000
                                                         ----------- -----------
   Loans payable........................................ $17,789,162 $12,776,593
   Other................................................     405,487     101,554
                                                         ----------- -----------
                                                         $18,194,649 $12,878,147
                                                         =========== ===========

  Loans payable include lines of credit and commitments with banks and raw material suppliers to support operations of the Company. The Company has a $500,000 line of credit with Fimat, a brokerage firm, which is used to finance purchases of corn and soybean. Notes payable are due from October 2001 through September 2002 and bear annual interest rates ranging from 5.5% to 11.5% in dollars and from 20.0% to 29% in colones.

  As of September 30, 2001, the Company had short-term line of credit agreements with banks and raw material suppliers in the maximum aggregate amount of $22.9 million, of which $19.8 million had already been drawn ($27 million for 2000, of which $16.7 million had already been drawn). As of September 30, 2001, $4.2 million of these lines of credit are included in accounts payables. Property and inventory amounting to $3.6 million secure line of credit agreements and notes payable amounting to $9.2 million. Other lines of credit and notes payable are unsecured.

                               RICA FOODS, INC.

8. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                           2001        2000
                                                        ----------- -----------
   Series A Senior Notes............................... $ 6,400,000 $ 8,000,000
   Series B Senior Notes...............................   9,600,000  12,000,000
   Bank loans..........................................  12,335,504   7,501,095
                                                        ----------- -----------
                                                         28,335,504  27,501,095
   Less: current portion...............................   7,281,460   5,680,190
                                                        ----------- -----------
                                                        $21,054,044 $21,820,905
                                                        =========== ===========

  As of September 30, 2001, the Company had long-term line of credit agreements with banks for a maximum aggregate amount of $4.2 million, of which $3.7 million had been drawn and are secured by property and inventory amounting to $2.1 million, which also secure short-term lines of credit. Bank loans are due from October 2002 to October 2008.

  During fiscal year 1998, the Company completed a private placement (the "Private Placement") with Pacific Life Insurance Company ("PacLife") of $20 million in notes payable bearing an annual interest rate of 11.71%, (11.96% beginning on January 2001) comprised of $8 million in Series "A" Senior Notes and $12 million in Series "B" Senior Notes (collectively the "Notes"). The closing date of the Private Placement was on January 23, 1998 for Series "A" and February 26, 1998 for Series "B" Notes. Pipasa and As de Oros serve as guarantors for this Private Placement. The Private Placement includes the following terms, among others:

  . The Notes shall be payable annually in five consecutive principal installments amounting to $4,000,000 each beginning on January 15, 2001.

  .  The Notes have a two-year principal payment grace period.

  . Applicable covenants require that there will be no significant organizational changes and that the Company will comply with all federal and local laws and regulations.

  . Financial and business information for the Company and its subsidiaries will be remitted periodically to the lenders.

  . The Notes include several financial and operational covenants that must be met to prevent the existence of a default or event of default.

  As of January 14, 2002, the Company has obtained a waiver of certain possible breaches of several negative covenants contained in an amended and restated note purchase agreement dated December 28, 2001, among Rica, Pipasa, As de Oros, and PacLife (the "Credit Agreement"). As previously announced in a press release by the Company, the breaches did not involve any payment violation and, in fact, the Company is current on all payments due to be paid to PacLife as well as all other payments currently due to be paid to other third party creditors of the Company. In addition, the Company expects to make the next timely required payment under the Credit Agreement in the amount of approximately U.S.$4.9 million during the first half of January 2002. This will reduce the principal amount outstanding under the Credit Agreement to U.S.$12 million, from the original amount borrowed of U.S.$20 million.

  Interest rates for long-term debt are as follows:

                                                           2001        2000
                                                        ---------- -------------
   Private Placement...................................     11.96%        11.71%
   U.S. dollar loans................................... 4.63%--11% 6.19%--11.75%
   Costa Rican colon loans............................. 22.5%--24%      24%--25%

                               RICA FOODS, INC.

  Future payments on long-term debt as of September 30, 2001 are as follows:

       Year                                                            Amount
       ----                                                          -----------
       2002......................................................... $ 7,281,460
       2003.........................................................   6,757,202
       2004.........................................................   6,220,699
       2005.........................................................   5,879,121
       2006.........................................................   1,694,617
       Thereafter...................................................     502,405
                                                                     -----------
                                                                     $28,335,504
                                                                     ===========

9. EARNINGS PER SHARE

  Earnings per share is computed on the basis of the weighted average: number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method according to SFAS No. 128, "Earnings per Share."

  The following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:

                                               2001        2000        1999
                                            ----------- ----------- ----------
   Numerator:
     Net income applicable to common
      stockholders......................... $ 1,348,784 $ 2,888,947 $3,040,655
   Denominator:
     Denominator for basic income per
      share................................  12,810,021  11,874,190  7,122,170
     Effect of dilutive securities:
       Options to purchase common stock....          --       4,284         --
       Other...............................          --          --    147,599
                                            ----------- ----------- ----------
   Denominator for diluted earnings per
    share..................................  12,810,021  11,878,474  7,269,769
                                            ----------- ----------- ----------
   Earnings per share:
     Basic................................. $      0.11 $      0.24 $     0.43
                                            =========== =========== ==========
     Diluted............................... $      0.11 $      0.24 $     0.42
                                            =========== =========== ==========

10. PRO FORMA FINANCIAL INFORMATION

  The following is pro forma financial information, which presents the results of operations, and weighted average basic and diluted shares, for the year ended September 30, 2000, as if the acquisition of the remaining minority interest in Pipasa and As de Oros, had taken place on October 1, 1998:

                                                                      2000
                                                                  ------------
   Net sales..................................................... $123,628,327
   Net income....................................................    3,481,205
   Pro forma earnings per share:
     Basic....................................................... $       0.25
                                                                  ============
     Diluted..................................................... $       0.25
                                                                  ============
   Pro forma weighted average number of common shares
    outstanding:
     Basic.......................................................   12,800,537
                                                                  ============
     Diluted.....................................................   12,804,822
                                                                  ============

                               RICA FOODS, INC.

11. EMPLOYEE BENEFIT PLAN

  The Company has a Stock Option Plan (the "Plan"), in which certain directors, officers, employees and entities that provide services to the Company and its subsidiaries are participants. In October 1999, the Company granted to seventy-six (76) officers and employees 7,600 shares of the Company's common stock, which vested upon issuance. Officers and employees were restricted from selling the shares granted and exercised for a period of one year. In addition, 7,600 options to purchase shares of common stock of the Company were issued on the same date to those same officers and employees, at an exercise price of $6.00 which vested upon issuance and had to be exercised within a period of one year, after which the officers and employees are restricted from selling such shares of common stock for one additional year. Market price per share on the date of the grant and issuance of the stock options was $11.40. As of September 30, 2000, 64 employees exercised their stock options, which totalled to 6,400 shares of common stock. All options under this plan expired on September 30, 2000 and no options were outstanding as of September 30, 2001 or 2000.

  The Company applied Accounting Principles Board ("APB") Opinion No. 25 in accounting for its stock options, and accordingly, compensation costs for the shares granted and stock options issued were expensed during fiscal year 2000. Accordingly, compensation costs amounting to $121,598 for the shares granted and stock options issued were expensed during the year ended September 30, 2000. Pro forma information and other information required under SFAS No. 123, "Accounting for Stock Based Compensation" are deemed not significant.

  A summary of the activity of the Company's stock based compensation plan for fiscal year 2000 is as follows:

                                               Weighted Average Weighted Average
                              Number of Shares  Exercise Price     Fair Value
                              ---------------- ---------------- ----------------
   Outstanding as of
    September 30, 1999.......         --               --                --
     Granted.................      7,600            $6.00            $11.40
     Exercised...............      6,400             6.00             11.60
     Forfeited...............         --               --                --
     Expired.................      1,200             6.00                --
                                   -----
   Outstanding as of
    September 30, 2000.......         --
                                   =====

12. STOCKHOLDERS' EQUITY

Common Stock

  As of September 30, 2001 and 2000, 20,000,000 shares of common stock with a par value of $0.001 were authorized.

  During November 1997, the Board of Directors authorized the repurchase of up to 66,667 shares of the Company's common stock. The repurchase program authorizes management, at its discretion, to make purchases from time to time, as circumstances warrant. As of September 30, 2001, no shares of common stock had been repurchased under this program.

  In August 1999, Pipasa purchased 5,500 shares of the Company's common stock for $77,771. These shares have been included in treasury stock as of September 30, 2001 and 2000. The purchase was authorized by the Board of Directors of Pipasa.

                               RICA FOODS, INC.

Preferred Stock

  On September 30, 2001 and 2000, 1,000,000 shares of preferred stock of the Company were authorized. No shares of preferred stock had been issued as of September 30, 2001. Preferred shares issued by the subsidiaries of the Company are as follows:

Pipasa

  Preferred shares issued consist of Class "C" preferred shares and "TCA" preferred shares, which refer to "Titulos de Capital" in Costa Rica, amounting to 317,831 shares and 637,000 shares, respectively. As of September 30, 2001, there were 317,831 shares of Class "C" preferred shares outstanding which amount to $2,216,072 in the accompanying consolidated balance sheets. These preferred shares are comprised of subcategories and receive dividends based on the following:

  . Class "C-A", "C-B" and "C-D" preferred shares, which amount to 186,431 shares, receive a 10% annual dividend payable monthly and adjustable by the Board of Directors.

  . Class "C-C" preferred shares, which amount to 131,400 shares, receive an annual dividend equal to the prime rate set by the Banco Central de Costa Rica plus two percent, payable monthly, which as of September 30, 2001 averaged approximately 17.29%.

  During fiscal years 2001, 2000 and 1999 dividends of $152,346, $182,892 and $237,910 respectively, were paid on these preferred shares and are reflected as preferred stock dividends in the accompanying consolidated statements of income.

  During fiscal years 2000 and 1999, the Board of Directors of Pipasa declared a dividend to common stockholders of Pipasa for a total of 637,000 and 510,565 "TCA" preferred shares of Pipasa, valued at $2,143,626 and $1,929,766, respectively. Based on Pipasa's ownership, Inversiones La Ribera, S.A. received 257,602 shares during fiscal year 2000 and 206,472 shares during fiscal year 1999, valued at $866,882 and $780,397, respectively. Immediately after the issuance of such preferred stock, Inversiones La Ribera, S.A. used the total proceeds of the dividends to cancel outstanding debts with Pipasa, during each of fiscal years 2000 and 1999. The dividends distributed during fiscal years 2000 and 1999, correspond to Pipasa's earnings pertaining to fiscal years 1999 and 1998, respectively.

As de Oros

  As of September 30, 2001 and 2000, 1,200,000 Class "C" preferred shares of As de Oros were authorized, of which 158,374 had been issued for a total of US$1,003,287. The holders of these preferred shares receive dividends based on the following:

  . Class C Series 1 preferred shares, which amount to 87,600 shares, receive a monthly dividend equal to the prime rate set by the Banco Central de Costa Rica plus two percent.

  . Class C Series 2 preferred shares, which amount to 70,774 shares, receive a monthly dividend of no less than 10%, adjustable annually by the Board of Directors.

  These preferred shares are included minority interest in the accompanying consolidated balance sheets as of September 30, 2001, and 2000. During fiscal years 2001, 2000 and 1999 dividends of $77,293, $88,404 and $101,659, respectively, were paid on these preferred shares and are reflected as part of the minority interest in the accompanying consolidated statements of income.

  During fiscal year 2000, the Board of Directors of As de Oros declared a dividend of 590,000 series "TCA" shares of preferred stock of As de Oros, valued at $1,983,327 to common stockholders of record of As de Oros as of September 30, 1999. As de Oros distributed 332,642 shares to the Company and 257,358 shares to Comercial Angui, S.A. in accordance with As de Oros' common stock ownership as of September 30, 1999. The dividends distributed correspond to As de Oros' earnings pertaining to fiscal year 1999.

                               RICA FOODS, INC.

  Immediately after the issuance of such preferred stock, As de Oros repurchased from the stockholders a portion of the preferred stock issuance for $881,273, which equals the value of such repurchased stock. The stockholders used the proceeds of the purchase to repay outstanding debts to As de Oros. As de Oros cancelled outstanding debts from Inversiones La Ribera, S.A.

As of September 30, 2001, there are no preferred dividends in arrears.

Treasury Stock

  As of September 30, 2001 and 2000, 47,752 shares of common stock amounting to $268,394 were held as treasury stock.

Retained Earnings

  Current legislation in Costa Rica requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of total capital stock be allocated to a legal reserve. As of September 30, 2001 and 2000, the Company has allocated retained earnings of $1,853,159 and $1,698,916, respectively, for the creation of a legal reserve.

13. OPERATING LEASES

  The Company has operating leases for vehicles, cooling equipment and building facilities for its restaurants and retail outlets. These lease agreements expire between May 2002 and September 2004. At the end of the lease term, the Company has the option of returning or buying the vehicles or the equipment at estimated market value.

  Rental expenses for operating leases amounted to $2,170,084, $1,585,886 and $819,106 for the fiscal years 2001, 2000 and 1999, respectively.

  The future minimum lease payments under the Company's operating leases are as follows:

       Fiscal Year                                                      Amount
       -----------                                                    ----------
       2002.......................................................... $1,922,708
       2003..........................................................  1,330,339
       2004..........................................................    390,090
                                                                      ----------
                                                                      $3,643,137
                                                                      ==========

14. INCOME TAXES

  Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2001, 2000 and 1999 consists of:

                                                  2001       2000       1999
                                                ---------  ---------  ---------
   Current:
     Estimated in the United States............        --     12,000         --
                                                ---------  ---------  ---------
     Costa Rica................................ $  26,860    392,021    972,143
                                                ---------  ---------  ---------
   Deferred:
     United States.............................                   --         --
     Costa Rica................................  (417,693)  (323,798)  (209,671)
                                                ---------  ---------  ---------
   Total....................................... $(390,833) $  80,223  $ 762,472
                                                =========  =========  =========

                               RICA FOODS, INC.

  Income tax expense differs from the amounts computed by applying the corporate tax rate in Costa Rica of 30% to pretax income from continuous operations as a result of the following:

                                             2001        2000         1999
                                           ---------  -----------  -----------
   Computed statutory income tax
    expense..............................  $ 356,277  $ 1,117,408  $ 2,452,214
   Increase (reduction) in income taxes
    resulting from:
     Non-taxable income, net.............   (470,360)    (343,819)    (484,171)
     Increase (decreases) in provisions..      9,991      110,080      171,445
     Tax benefit under Costa Rican Income
      Tax Law Article 8, Section T for
      Agricultural Companies and Article
      8, Section F.......................    (62,864)     (72,069)     (98,695)
     Deduction for reinvestment of prior
      year earnings in machinery and
      equipment under Costa Rican Income
      Tax Law Article 8, Section T for
      Agricultural Companies.............   (933,057)  (1,215,174)    (544,048)
     Non-deductible depreciation
      expense............................    280,786      347,371      209,672
     Depreciation of revalued assets.....   (209,437)    (246,145)    (226,483)
     Amortization of cost in excess of
      net assets of acquired business....    221,574      286,148      119,682
     Utilization of loss carryforwards...    (56,224)    (411,494)  (1,198,698)
     Non-deductible operating losses.....    890,174      244,677      614,233
     Taxable intercompany loans..........         --      597,356           --
     Other items.........................         --      (10,318)     (43,008)
                                           ---------  -----------  -----------
                                              26,860      404,021      972,143
   Deferred tax benefit..................   (417,693)    (323,798)    (209,671)
                                           ---------  -----------  -----------
                                           $(390,833) $    80,223  $   762,472
                                           =========  ===========  ===========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are presented below:

                                                            2001       2000
                                                          --------  ----------
Deferred tax assets:
  Allowance for doubtful accounts........................ $178,436  $  239,283
  Restatement of property, plant and equipment
   depreciable for tax purposes in Costa Rica............       --   3,402,178
  Vacation accrual.......................................  239,257     185,495
                                                          --------  ----------
    Total gross deferred tax assets......................  417,693   3,826,956
                                                          --------  ----------
Less: Valuation allowance................................ (  --   ) (3,826,956)
                                                          --------  ----------
                                                          $417,693  $       --
                                                          ========  ==========

  As of September 30, 2000 the Company had established a full valuation allowance for the tax depreciation resulting from the revaluation of property, plant and equipment and for certain provisions. The Company also included the effect of net operating loss carryforwards related to operations in the United States and Costa Rica to determine the valuation allowance. As of that date, management of the Company believed that it was more likely than not that all of the net deferred tax assets would not be realized.

                               RICA FOODS, INC.

  In July 2001, the government of Costa Rica enacted changes in the income tax law, applicable for fiscal years ending after September 30, 2001. Such decree provides, among other things, the following changes in the Costa Rican income tax law:

  . Eliminated the restatement of property, plant and equipment, thereby significantly reducing the related tax depreciation.

  . Eliminated the one-time deduction equivalent to 50% of the prior year's investment in property, plant and equipment to be used in agricultural and industrial activities.

  These changes will result in a significant increase in the income tax expense of Pipasa and As de Oros. However, the Company has not yet quantified the impact this change will have on its financial position or results of operations.

  The July 2001 tax reform mentioned above confirmed management's doubts about the realizability of the deferred tax asset associated with the restatement of property, plant and equipment. Accordingly, the valuation allowance for the deferred tax asset associated with the restatement of property, plant and equipment has been eliminated as of September 30, 2001. In addition, the valuation allowance related to other nondeductible provisions has been reversed, as management now believes it is more likely than not that the future tax benefits associated with those items will be realized.

  In December 2001, the government of Costa Rica issued a decree amending the July 2001 changes in the tax law, stating that the depreciation expense from property plant and equipment restatements carried out before August 2001, can be deducted from the Company's taxable income.

  As a result of changes in the tax laws in December 2001, management will assess whether a valuation allowance associated with the restatement of property, plant and equipment should be established for fiscal 2002, and determine if such allowance should be adjusted from time to time, based on changing conditions.

  The recorded deferred tax liability for the years ended September 30, 2001 and 2000 results from book and tax basis differences on property, plant and equipment derived from the As de Oros acquisition.

  Taxes in the United States have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. For fiscal years 2000, the Company applied loss carryforwards for federal taxes in the United States of $1.1 million as a credit to the taxable income determined for Rica Foods, Inc. in the United States. For fiscal years 2001 and 2000, As de Oros applied loss carryforwards in the amount of approximately $187,000 and $240,000 as a credit to the income tax determined in Costa Rica. As of September 30, 2001, the Company has utilized all net operating loss carryforwards in Costa Rica.

  In accordance with income tax regulations in Costa Rica, the subsidiaries are required to file annual income tax returns for the twelve-month period ended September 30 of each year. According to Costa Rican's tax law, the income tax returns of Pipasa and As de Oros for the years ended September 30, 2001, 2000, 1999 and 1998 are open to examination by the tax authorities in Costa Rica.

15. SEGMENT AND GEOGRAPHIC INFORMATION

  The Company has operated in the production and marketing of poultry products, animal feed and quick service chicken restaurants. The Company's subsidiaries distribute these products throughout Costa Rica and

                               RICA FOODS, INC.

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

  Chicken By-Products: Chicken by-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. The Company's chicken by-products are sold through the Kimby(TM), Chulitas(TM), Zaragoza(TM) and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets and sales are predominately driven by price.

  Animal Feed: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses, shrimp and domestic pets. The Company's animal feed products are sold through the Ascan(TM), Aguilar y Solis(TM), Kanin(TM), Mimados(TM) and Nutribel(TM) brand names. Customers for the commercial animal feed brand are mainly large wholesalers and high scale breeders. Products marketed through the Mimados(TM), Kanin(TM) and Ascan(TM) brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels.

  Restaurants: Corporacion Planeta Dorado, S.A. and Subsidiaries ("Restaurantes") operates 27 restaurants located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. Restaurantes operates quick service restaurants, which offer a diversified menu of chicken meals. Restaurantes distinguishes itself from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica.

  Exports: Subsidiaries of the Company export different products to other countries in Central America and the Caribbean and occasional exports to Hong Kong. The Company exports mainly the Pipasa(TM), Mimados(TM) Ascan(TM) and Kimby(TM) brand names.

  Other: This includes sales of commercial eggs, non-recurring sales of fertile eggs, recycling material and raw material sales among others.

                               RICA FOODS, INC.

Business Segments

                                  Animal   By-
                          Broiler  Feed  Products Restaurants Exports Other Corporate Consolidated
                          ------- ------ -------- ----------- ------- ----- --------- ------------
                                                       (In millions)
2001
Net sales...............  $70.20  $24.62  $13.74     $6.47     $6.18  $6.13      --     $127.34
Gross profit less
 selling expenses.......   14.74    2.82    2.02      0.36      0.45   0.64      --       21.03
Other operating
 expenses...............      --      --      --        --        --     --      --       15.34
Income from operations..      --      --      --        --        --     --      --        5.69
Depreciation and
 amortization expense...    1.86    0.60    0.08      0.37      0.03   0.02    1.35        4.31
Total assets............   36.46   13.79    4.66      4.92      1.44   1.31   28.52       91.10

2000
Net sales...............  $73.48  $22.42  $11.69     $8.03     $4.56  $3.45      --     $123.63
Gross profit less
 selling expenses.......   15.03    2.45    2.70      0.33      0.02   0.39      --       20.92
Other operating
 expenses...............      --      --      --        --        --     --      --       14.53
Income from operations..      --      --      --        --        --     --      --        6.39
Depreciation and
 amortization expense...    2.57    0.63    0.08      0.22        --     --    0.54        4.04
Total assets............   34.85   10.62    4.41      6.66      1.31   0.61   29.72       88.18

1999
Net sales...............  $72.13  $20.61  $ 9.66     $9.39     $3.38  $3.38      --     $118.55
Gross profit less
 selling expenses.......   17.22    3.02    2.21      0.50      0.45   0.84      --       24.24
Other operating
 expenses...............      --      --      --        --        --     --      --       11.81
Income from operations..      --      --      --        --        --     --      --       12.43
Depreciation and
 amortization expense...    1.61    0.57    0.04      0.26        --     --    0.91        3.39
Total assets............   27.35   12.78    0.88      3.00      0.42   0.03   25.86       70.32

Geographic Information

  The following represents net sales and long-lived assets by geographic location:

                                                          2001    2000    1999
                                                         ------- ------- -------
                                                             (In millions):
   Net sales:
     Costa Rica......................................... $121.16 $119.07 $115.17
     Other..............................................    6.18    4.56    3.38
                                                         ------- ------- -------
       Total............................................ $127.34 $123.63 $118.55
                                                         ======= ======= =======
   Long-lived assets:
     Costa Rica......................................... $ 45.74 $ 44.30 $ 31.50
     Other..............................................    0.09    1.13    0.42
                                                         ------- ------- -------
       Total............................................ $ 45.83 $ 45.43 $ 31.92
                                                         ======= ======= =======

16. ACQUISITIONS AND DISPOSALS OF ASSETS

  In October 2000, the Company entered into a stock purchase agreement (the "Indavinsa Agreement") with Industrias Avicolas Integradas, S.A. ("Indavinsa"), a Nicaraguan company engaged in the production and distribution of poultry and animal feed concentrate products. Pursuant to the terms and conditions of the Indavinsa Agreement, the Company agreed to acquire an 80% ownership interest in Indavinsa in exchange for 100,000 shares of common stock of the Company and $300,000 in cash payable at the closing of the transaction. The Company and Indavinsa are currently in the process of renegotiating several material terms and conditions of the Indavinsa Agreement. As of this date, the Company has not scheduled a date for the closing of the transactions contemplated by the Indavinsa Agreement.

                               RICA FOODS, INC.

  In October 2000, the Company announced it had reached an agreement with Stock Management International ("SMI"), a British Virgin Islands corporation, to sell an 81% controlling interest in the subsidiaries of As de Oros, Planeta Dorado, S.A. and Corasa Estudiantes, S.A. (collectively, the "Restaurants"), in exchange for a note receivable (the "SMI Agreement"). Pursuant to the terms and conditions of the SMI Agreement, the Company would receive $4.05 million over a five-year period, at an annual interest rate of 10.06%, payable every six months. SMI would have a grace period of one year and would subsequently make four annual payments to the Company of $1,012,500 each. In addition, under the SMI Agreement, As de Oros would continue to supply poultry products to the Restaurants for a period of 12 years. As of the date hereof, the Company and SMI have mutually agreed to terminate the SMI Agreement. The Company is currently negotiating the sale of the Restaurants with other third parties.

  In December 2000, the Company announced its intention to acquire a majority stake in the outstanding common stock of Avicola Core Etuba, Ltda. ("Core"), a Brazilian company engaged in the production and distribution of poultry products. In March 2001, the Company agreed to acquire a 75% stake in Core for $3.5 million, and an option for the remaining 25% stake for $1.7 million. The Company expects to close each of these transactions during 2002.

17. QUARTERLY FINANCIAL DATA

  Unaudited summarized financial data by quarter for fiscal 2001 and 2000 is as follows:

                               First      Second        Third       Fourth
                              Quarter     Quarter      Quarter      Quarter      Total
                            ----------- -----------  -----------  ----------- ------------
   2001
   Net Sales............... $33,278,588 $31,342,800  $31,003,403  $31,711,575 $127,336,366
   Gross profit............  11,967,922   9,719,890    8,499,093   10,308,510   40,495,415
   Net income (loss).......   1,427,197    (395,693)    (633,103)     950,383    1,348,784
   Basic earnings per
    share..................        0.11       (0.03)       (0.05)        0.07         0.11
                            =========== ===========  ===========  =========== ============
   Diluted earnings per
    share..................        0.11       (0.03)       (0.05)        0.07         0.11
                            =========== ===========  ===========  =========== ============

   2000
   Net Sales............... $33,116,512 $30,309,985  $29,755,427  $30,446,403 $123,628,327
   Gross profit............  11,990,046   9,882,436    8,707,290    9,291,651   39,871,423
   Net income (loss).......   2,156,539     532,404     (310,208)     510,212    2,888,947
   Basic earnings per
    share..................        0.24        0.04        (0.02)        0.04         0.24
                            =========== ===========  ===========  =========== ============
   Diluted earnings per
    share..................        0.24        0.04        (0.02)        0.04         0.24
                            =========== ===========  ===========  =========== ============

18. CONCENTRATION OF CREDIT RISK

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit quality financial institutions.

  The majority of the Company's customers are located in Costa Rica. No single customer accounted for more than ten percent of the Company's net sales in fiscal 2001, 2000 and 1999, and no account receivable from any customer exceeded approximately $366,000. Credit risk is mitigated due to the fact that the Company's customer

                               RICA FOODS, INC.

base is diverse and is located throughout Costa Rica. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, and general economic conditions. Consequently, an adverse change in these factors could affect the Company's estimate of the bad debt allowance.

19. COMMITMENTS AND CONTINGENCIES

Insurance

  The Company does not have damage insurance or a specific self-insurance fund for vehicles that are not under lease agreements. The Company has other various insurance coverage policies for some of its productive assets, in-transit inventory, worker's compensation and various others which insure the Company for an approximate amount of $33.6 million as of September 30, 2001.

Severance Pay

  Salaries in Costa Rica are increased twice a year as dictated by the government in order to counterbalance the effects of inflation and increases in the cost of living. At the present time, labor laws in Costa Rica require all companies in Costa Rica to make a payment equivalent to 8.33% of an employee's yearly gross salary for every year of employment, as severance to be paid upon the termination of an employee. Current laws require the Company to deposit 3% of the 8.33% into a pension fund. Of the remaining 5.33%, the Company deposits 4% with ASERICA. Each employee is required to match the 4% payment by the Company to ASERICA as part of a savings program. The remaining 1.33% is paid each February by the Company to each employee. Any remaining amount owed by the Company must be settled when the employee is terminated. The Company settles severance pay when an employee is terminated and believes it is reasonable based on past experience. As of September 30, 2001, the Company provides severance pay in the amount of approximately $69,000 included in accrued expenses.

Construction Commitments

  In the normal course of business, the Company enters into commitments for construction or renovations of its buildings, plant facilities and leased outlets. As of September 30, 2001, the amounts outstanding under these construction commitments totaled approximately $140,000.

Litigation, Claims and Assessments

  Pipasa is a defendant in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action is seeking damages in an amount equal to US$3.6 million. Pipasa was served with prejudgment liens for US$1.5 million and, with the approval of the Juzgado Sexto Civil, the court with jurisdiction over the lawsuit, certain parcels of real estate owned by Pipasa have been substituted for such liens. This approval was ratified by the Superior Court on November 11, 1999, and all funds initially attached have been released and returned to Pipasa. Costa Rica law requires the posting of guarantees by a plaintiff seeking prejudgment liens and, in connection with this lawsuit, Pipasa has filed objections to the guarantee filed by the plaintiff. A ruling on these objections is pending. Pipasa has also filed pleadings in opposition to the underlying lawsuit; a ruling on these pleadings also remains pending.

  In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit has been dismissed without prejudice. The Florida lawsuit is still pending and Pipasa's defense is based on, among other things, a lack of personal jurisdiction in

                               RICA FOODS, INC.

the State of Florida. Interrogatories, Request to Produce Documents and Request for Admissions have been answered by Pipasa. The Company and its Chairman, Calixto Chaves, as a non related third party, were subject to a Request to Produce Documents to the extent each possesses information and/or documents related to the case. The Company cannot ascertain the basis of the claim or the relief sought, but believes the lawsuits are without merit and intends to assert an appropriate defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company, nor can the Company assess the likelihood of an unfavorable outcome.

  On January 8, 2002, Richard W. Baldwin, individually and on behalf of other persons who allegedly acquired the Company's securities between January 16, 2001 and December 28, 2001 (the "Class Period"), filed a class action lawsuit against the Company; Calixto Chaves, the Company's Chairman, Chief Executive Officer and President; Jose Pablo Chaves, former Chief Operating Officer; Randall Piedra, the Company's former Chief Financial Officer; and Monica Chaves, the Company's Secretary, in the United States District Court for the Southern District of Florida. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges, among other things that, during the Class Period, the named defendants filed documents with the U.S. Securities and Exchange Commission, which failed to disclose that the Company was not in compliance with the Pacific Life Amended and Restated Note Purchase Agreement. The complaint also alleges that the Company knew that the filings were false and misleading, and that the misrepresentations of the Company caused the price of the Company's Common Stock to be artificially inflated throughout the Class Period. Plaintiff seeks to recover damages on behalf of all those who purchased or otherwise acquired securities during the Class Period.

  The Company has twenty days to answer the complaint and, among other things, intends to file appropriate motions, including a Motion to Dismiss, a Motion to Quash and an objection to the Class Certification. The Company believes that the complaint is without merit and intends to challenge the Plaintiff's claims.

  No legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the fiscal year ended September 30, 2001. The Company, except for the legal proceedings disclosed above, knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

  The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of the Company's management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of RICA FOODS, INC.:

  We have audited in accordance with generally accepted auditing standards, the financial statements included in Rica Foods, Inc.'s Form 10-K, and have issued our report thereto dated December 7, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule II listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statement s and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN

Mexico City, Mexico
December 7, 2001

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                         Beginning Additions              Non-cash            Ending
                          Balance  Charged to    Cash    Reductions           Balance
Description               Accrual    Income   Reductions (Additions) Reversal Accrual
-----------              --------- ---------- ---------- ----------- -------- -------
Provision for doubtful
 receivables
  2001..................  797,611   122,150       --       263,218      --    656,543
  2000..................  675,334   352,058       --       229,781      --    797,611
  1999..................  727,005   746,599       --       798,270      --    675,334

Provision for inventory
 obsolescence
  2001..................   74,682    17,428       --         5,291      --     86,819
  2000..................   52,620    33,004       --        10,942      --     74,682
  1999..................   28,025    28,740       --         4,145      --     52,620