Form 10-Q
period 2001-12-31
RICA FOODS INC
filed 2002-02-19
CIK 789881

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________


                                   FORM 10-Q


     (Mark One)
        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

                                      OR

        [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


             For the transition period from              to


                        Commission file number: 0-18222


                               RICA FOODS, INC.
            (Exact Name of Registrant as Specified in Its Charter)


                         Nevada                              87-0432572
            (State or Other Jurisdiction of               (I.R.S. Employer
             Incorporation or Organization)              Identification No.)

            240 Crandon Boulevard, Suite 115
                 Key Biscayne, Florida                            33149
 (Address of Registrant's Principal Executive Offices)         (Zip Code)


      Registrant's telephone number, including area code: (305) 365-8665


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of February 19, 2002, the number of shares outstanding of the Company's common stock, par value $0.001 per share was 12,811,469.

                       RICA FOODS, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                             Page
                                                                                             ----
                   PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          Consolidated Balance Sheets as of  December 31, 2001 (Unaudited) and
             September 30, 2001.........................................................      3
          Consolidated Statements of Operations for the three month period ended
             December 31, 2001 and 2000 (Unaudited).....................................      4
          Consolidated Statements of Cash Flows for the three month period ended
             December 31, 2001 and 2000 (Unaudited) ....................................      5
          Notes to Unaudited Consolidated Financial Statements .........................      7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................     10
ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk....................     14


                   PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.............................................................     14
ITEM 6.   Exhibits and Reports..........................................................     15

                       RICA FOODS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                      December 31, 2001          September 30,
                                                      -----------------          -------------
                                                         (Unaudited)                 2001
                                                          ---------                  ----
                      Assets
                      ------

Current assets:

    Cash and cash equivalents                                 $   7,974,535             $  4,920,870
    Short-term investments                                          169,466                  851,905
    Notes and accounts receivable                                13,680,491               12,277,131
    Due from related parties                                      1,421,812                1,421,812
    Inventories                                                  12,881,424               12,833,325
    Deferred income taxes                                           422,490                  412,854
    Prepaid expenses                                                597,953                  852,185
                                                              -------------             ------------
Total current assets                                             37,148,171               33,570,082

Property, plant and equipment                                    46,353,029               45,827,917
Long-term receivables-trade                                         538,003                  595,596
Long-term investments                                             4,383,100                4,312,411
Other assets                                                      4,349,792                4,606,546
Cost in excess of net assets of acquired business                 2,186,090                2,186,090
                                                              -------------             ------------
Total assets                                                  $  94,958,185             $ 91,098,642
                                                              =============             ============

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:

    Accounts payable                                          $  17,699,079             $ 14,444,895
    Accrued expenses                                              3,670,888                3,917,787
    Notes payable                                                16,087,618               18,194,649
    Current portion of long-term debt                             7,589,837                7,281,460
    Due to stockholders                                              74,634                   74,634
                                                              -------------             ------------
Total current liabilities                                        45,122,056               43,913,425

Long-term debt, net of current portion                           22,539,796               21,054,044
Due to stockholders                                                  15,037                   15,368
Deferred income tax liability                                     2,139,794                2,162,090
                                                              -------------             ------------
Total liabilities                                                69,816,683               67,144,927

Minority interest                                                 1,336,445                1,336,445

Stockholders' equity:

    Common stock                                                     12,865                   12,865
    Preferred stock                                               2,216,072                2,216,072
    Additional paid-in capital                                   25,800,940               25,800,940
    Accumulated other comprehensive loss                        (10,235,522)              (9,625,035)
    Retained earnings                                            12,550,185               10,736,911
                                                              -------------             ------------
                                                                 30,344,540               29,141,753
    Less:

    Due from stockholders                                        (6,256,089)              (6,256,089)
         Treasury stock, at cost                                   (283,394)                (268,394)
                                                              -------------             ------------
Total stockholders' equity                                       23,805,057               22,617,270
                                                              -------------             ------------
Total liabilities and stockholders' equity                    $  94,958,185             $ 91,098,642
                                                              =============             ============

The accompanying notes to the unaudited financial statements are an integral part of these balance sheets.

                       RICA FOODS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
             For the three months ended December 31, 2001 and 2000
                                  (Unaudited)


                                                               2001            2000
                                                               ----            ----
Sales                                                      $ 34,782,652    $ 33,278,588
Cost of sales                                                22,357,774      21,310,666
                                                           ------------    ------------
   Gross profit                                              12,424,878      11,967,922
                                                           ------------    ------------

Operating expenses:
   Selling                                                    5,059,589       4,780,146
   General and administrative                                 3,392,612       3,769,099
   Amortization of cost in excess of net assets of
      acquired business                                               -         266,147
                                                           ------------    ------------
Total operating expenses                                      8,452,201       8,815,392
                                                           ------------    ------------

Income from operations                                        3,972,677       3,152,530
Other expenses (income):
   Interest expense                                           1,306,400       1,100,016
   Interest income                                             (369,099)       (270,188)
   Foreign exchange loss, net                                   821,414         581,449
   Miscellaneous, net                                           (95,501)        (30,717)
                                                           ------------    ------------
   Other expenses, net                                        1,663,214       1,380,560
                                                           ------------    ------------

   Income before income taxes and minority interest           2,309,463       1,771,970
Provision for income taxes                                      441,433         281,756
                                                           ------------    ------------
   Income before minority interest                            1,868,030       1,490,214
Minority interest                                                19,048          20,467
                                                           ------------    ------------
   Net income                                                 1,848,982       1,469,747
Preferred stock dividends                                        35,705          42,550
                                                           ------------    ------------
   Net income applicable to common stockholders            $  1,813,277    $  1,427,197
                                                           ============    ============


   Earnings per share                                      $       0.14    $       0.11
                                                           ============    ============


Weighted average number of common shares outstanding         12,811,469      12,854,321
                                                           ============    ============



The accompanying notes to the unaudited financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 2001 and 2000
                                   (Unaudited)


                                                                2001           2000
                                                                ----           ----
Cash flows from operating activities:
  Net income                                                $ 1,848,982    $ 1,469,747
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           1,195,573      1,157,617
      Production poultry                                        864,769        686,254
      Allowance for inventory obsolescence                        5,913          6,333
      Amortization of cost in excess of net assets of
         acquired business                                            -        266,147
      Gain on sale of productive assets                         (80,915)       (34,912)
      Deferred income taxes                                     (30,359)       (92,781)
      Provision for doubtful receivables                        135,574         58,409
      Minority interest                                          19,048         20,467
      Changes in operating assets and liabilities:
         Notes and accounts receivable                       (1,550,085)    (2,325,589)
         Inventories                                           (916,924)      (689,045)
         Prepaid expenses                                       254,232       (283,376)
         Accounts payable                                     3,254,184      1,311,708
         Accrued expenses                                      (246,899)       170,303
         Long-term receivables-trade                             45,260        200,720
                                                            -----------    -----------
                Net cash provided by operating activities     4,798,353      1,922,002
                                                            -----------    -----------

Cash flows from investing activities:
   Short-term investments                                       682,439       (407,428)
   Long-term investments                                        (18,420)      (513,262)
    Additions to property, plant and equipment               (2,382,691)    (3,956,246)
   Proceeds from sales of productive assets                     122,501         76,255
   Increase in other assets                                      (2,494)      (418,815)
                                                            -----------    -----------
                 Net cash used in investing activities       (1,598,665)    (5,219,496)
                                                            -----------    -----------

Cash flows from financing activities:
   Short-term financing:
      New loans                                               6,548,172      5,470,449
      Payments                                               (8,328,509)    (2,145,890)
   Preferred stock cash dividends                               (54,753)       (63,017)


                                                        (Continued on next page)

                       RICA FOODS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the three months ended December 30, 2001 and 2000
                                  (Unaudited)
                                  (Continued)

                                                                                     2001                 2000
                                                                                 -----------           -----------
                 Purchase of common sock                                             (15,000)                    -
                 Long-term financing:
                    New loans                                                      2,868,986             2,574,513
                    Payments                                                      (1,392,227)             (537,464)
                 Due from stockholders and related party                                   -              (108,262)
                                                                                 -----------           -----------
                    Net cash provided by (used in) financing activities             (373,331)            5,190,329
                                                                                 -----------           -----------
             Effect of exchange rate changes on cash and cash
              equivalents                                                            227,308               706,545
                                                                                 -----------           -----------

             Increase in cash and cash equivalents                                 3,053,665             2,599,380
             Cash and cash equivalents at beginning of period                      4,920,870             4,256,636
                                                                                 -----------           -----------
             Cash and cash equivalents at end of period                          $ 7,974,535           $ 6,856,016
                                                                                 ===========           ===========

             Supplemental disclosures of cash flow information:
             Cash paid during year for:
                Interest                                                         $   945,774           $   717,909
                                                                                 ===========           ===========
                Income taxes                                                     $    25,664           $         -
                                                                                 ===========           ===========

The accompanying notes to the unaudited financial statements are an integral part of these statements.

                       Rica Foods, Inc. and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements


NOTE 1 - GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its subsidiaries: Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros") (collectively the "Company") that appear in this Quarterly Report on Form 10-Q. Rica Foods, Inc. owns 100% of the outstanding common stock of Pipasa and As de Oros. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited consolidated financial statements for the fiscal year ended September 30, 2001, which are included in the Company's Annual Report on Form 10-K. Management has included in the Company's financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

                       Rica Foods, Inc. and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements


Inventories consist of the following:

                                                     December 31,          September 30,
                                                     ------------          -------------
                                                         2001                   2001
                                                         ----                   ----
                                                       (unaudited)
           Finished products                         $  2,800,843            $ 2,523,036
           Poultry                                      4,247,671              4,257,973
           Production poultry                           2,725,942              3,169,012
           Materials and supplies                       2,049,818              1,951,687
           Raw materials                                2,214,215              2,140,563
           In transit                                     298,974                274,279
                                                     ------------            -----------
                                                       14,337,463             14,316,550
           Less:
           Production poultry                          (1,372,068)            (1,396,406)
           Allowance for obsolescence                     (83,971)               (86,819)
                                                     ------------            -----------
                                                     $ 12,881,424            $12,833,325
                                                     ============            ===========

NOTE 4 - COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows (unaudited):

                                                  Three months ended
                                                  ------------------
                                                     December 31,
                                                     ------------
                                               2001              2000
                                               ----              ----

Net income                                     1,848,982         1,469,747
Foreign currency translation adjustment         (610,487)           36,548
                                              ----------       -----------
Total comprehensive income                    $1,238,495       $ 1,506,295
                                              ==========       ===========

                       Rica Foods, Inc. and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements

NOTE 5 - SEGMENT INFORMATION (In millions) (unaudited):

                                                      Three months ended
                                                      ------------------
                                                          December 31,
                                                          ------------
                                                       2001          2000
                                                       ----          ----
Net sales:
     Broiler                                          $18.88        $18.95
     Animal feed                                        6.47          6.02
     By-products                                        3.88          3.42
     Exports                                            2.22          1.29
     Quick service                                      1.78          2.16
     Other                                              1.55          1.44
                                                      ------        ------
                                                       34.78         33.28
                                                      ------        ------
Segment profit:
     Broiler                                            5.14          5.26
     Animal feed                                        1.01          0.74
     By-products                                        0.65          0.72
     Exports                                            0.26          0.02
     Quick service                                      0.18          0.25
     Other                                              0.13          0.20
                                                      ------        ------
         Total gross profit less selling expenses       7.37          7.19
                                                      ------        ------

Other operating expenses                                3.39          4.04
Other expenses, net                                     1.66          1.38
                                                      ------        ------
    Income before provision for income taxes and
      minority interest                               $ 2.32        $ 1.77
                                                      ======        ======


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

NOTE 6 - LITIGATION

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

                       Rica Foods, Inc. and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit has been dismissed without prejudice. The Florida lawsuit alleges that Aero Costa Rica, a third party, breached an aircraft lease agreement and consequently seeks recovery of remedies and damages from Pipasa, as alleged guarantor of the aircraft lease agreement. The amount sought by the plaintiff is $3.6 million. The Florida lawsuit is still pending and Pipasa's defense is based on, among other things, a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request for Admissions have been answered by Pipasa. The Company and its Chairman, Calixto Chaves, as a non related third party, were subject to a Request to Produce Documents to the extent each possesses information and/or documents related to the case. The Company believes the lawsuits are without merit and continues to assert an appropriate defense.

On or about January 15, 2002, Richard Young, individually and on behalf of all others similarly situated (the "Plaintiff"), filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively, the "Defendants") in the United States District Court for the Southern District of Florida (the "Young Action"). The Plaintiff alleges in Count I of the Young Action violations of Section 10(b) and 10(b)(5) of the Securities Exchange Act of 1984 and in Count II violations of
Section 20(A) of the Securities Exchange Act of 1984. Plaintiff seeks in the Young Action class certification, compensatory damages, pre-judgment and post-judgment interest, attorneys' fees and costs and such other relief the Court may deem appropriate.

The Young Action is similar to that certain putative class action lawsuit filed on or about January 8, 2002, styled, Richard W. Baldwin, individually and on behalf of all others, similarly situated v. Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves, United States District Court for the Southern District of Florida, Case No. 02-20070-CIV-Huck (the "Baldwin Action"). The Court in the Baldwin Action has scheduled a status hearing for February 21, 2002, wherein the Court seeks, among other things, the consolidation of the Young Action and the Baldwin Action.

Except for the legal proceedings discussed above, no legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the three months ended December 31, 2001.Except for the legal proceedings disclosed above, the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and with the Company's unaudited consolidated interim financial statements as of December 31, 2001 and for the three-month periods ended December 31, 2001 and 2000 contained herein.

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

During the three months ended December 31, 2001, the Company did not incur any costs related to environmental compliance.

Results of operations for the three months ended December 31, 2001 compared to
------------------------------------------------------------------------------
the three months ended December 31, 2000.
-----------------------------------------

The Company's operations resulted in a $0.14 earnings per share for the three months ended December 31, 2001, compared to a $0.11 earnings per share during the comparative period for fiscal 2001. In general during the three months ended December 31, 2001 the Costa Rican economy experienced limited growth, which negatively impacted the results of operations of the Company, mainly in the broiler segment. In order to offset this effect, the Company increased sales prices of products targeted to the higher income consumer in its broiler segment. Also, new sales outlets have been opened and export sales have increased.

The Company uses segment profit margin information to analyze segment performance, which is defined as gross profit less selling expenses as a percentage of sales.

Broiler sales decreased by 0.37% for the three months ended December, 2001, when compared to the three months ended December 31, 2000, mainly due to a decrease in sales volume of 2.14%, offset by price increases. During the three months ended December 31, 2000, the Company offered temporary sales discounts of certain products to address an adverse economic outlook experienced during that time. These temporary sales discounts were eliminated at the end of fiscal 2001, resulting in a decrease in sales volume for the three months ended December 31, 2001. The segment profit margin for broiler sales did not vary significantly from 27.76% for the three months ended December 31, 2000 to 27.23% for the three months ended December 31, 2001.

Animal feed sales increased by 7.52% for the three months ended December 31, 2001 when compared to the three months ended December 31, 2000. The increase was mainly due to an increase in sales volume of 1.76%, mainly in pet food products, and an increase in sales prices. Segment profit margin increased from 12.21% for the three months ended December 31, 2000 to a 15.57% for the three months ended December 31, 2001, mainly due to a variation in the sales mix to more expensive and profitable product lines.

Sales of by-products increased by 13.64% for the three months ended December 31, 2001 when compared to the three months ended December 31, 2000, mainly due to an increase in sales volume of 13.42%. The increase in sales volume is the result of increased sales in supermarkets and an increase in the sale of Zaragoza products. Segment profit margin decreased from 21.10% for the three months ended December 31, 2000 to 17.53% for the three months ended December 31, 2001, mainly due to higher selling expenses.

Export sales increased by 72% for the three months ended December 31, 2001, when compared to the three months ended December 31, 2000. This increase is mainly due to the Company's increased marketing effort with respect to pet foods, tilapia feed, fertile eggs, and one day old chicks. Segment profit margin increased from 1.56% for the three months ended December 31, 2000 to 11.50% for the three months ended December 31, 2001, mainly due to a decrease in selling expenses and shift in the product mix to more profitable products.

Sales for the quick service segment decreased by 17.80% for the three months ended December 31, 2001, when compared to the three months ended December 31, 2000. This decrease is mainly due to the strong market competition of this segment. Segment profit margin did not vary significantly.

Sales for the other segment increased by 7.92% for the three months ended December 31, 2001, when compared to the three months ended December 31, 2000. This increase is mainly due to an increase in sales of commercial eggs. Segment profit margin decreased from 14.18% for the three months ended December 31, 2000 to a 6.36% for the three months ended December 31, 2001, mainly due to variations in the sales mix to less profitable products. Sales of other products represented 4.46% and 4.32% of total net sales for the three months ended December 31, 2001 and 2000, respectively.

Operating expenses decreased by 4.12% for the three months ended December 31, 2001, when compared to the three months ended December 31, 2000. Selling expenses increased by 5.85%, mainly due to increases in the payroll, resulting from increased distribution selling routes and marketing expenses. Administrative expenses decreased by 10%, mainly due to a decrease in professional service expenses, administrative costs of the restaurants, and a decrease in payroll. For the three months ended December 31, 2001, the Company determined that goodwill was not impaired and, accordingly, did not record any impairment. Operating expenses represented 24.38% and 26.49% of total net sales for the three months ended December 31, 2001 and 2000, respectively.

Other expenses increased by 4.15% for the three months ended December 31, 2001, when compared to the three months ended December 31, 2000. This increase is mainly due to an increase in interest expense and foreign exchange rate loss as a result of higher outstanding debt.

The provision for income taxes for the three months ended December 31, 2001 amounted to $441,433, compared to $281,756 for the three months ended December 31, 2000, resulting in effective income tax rates of 19% and 16%, respectively. The increase is mainly due to the elimination of significant tax benefits in Costa Rica.

Financial condition
-------------------

Operating activities: As of December 31, 2001, the Company had $7.98 million in cash and cash equivalents. The working capital deficit was $7.97 million and $10.34 million as of December 31, 2001 and September 30, 2001, respectively. The current ratios were 0.82 and 0.76 as of December 31, 2001 and September 30, 2001, respectively.

Cash provided by operating activities was $4.80 million and $1.92 million for the three months ended December 31, 2001 and 2000, respectively. The increase was primarily due to variations in the levels of accounts payable and notes and accounts receivable.

Investing activities: For the three months ended December 31, 2001, the Company used $1.60 million for investing activities, compared to $5.22 million used for the three months ended December 31, 2000. During fiscal periods 2001 and 2000, the Company made significant capital expenditures in productive assets, in in order to enable the Company to expand into international markets and innovate new products. For the rest of fiscal year 2002, the Company anticipates that it will spend approximately $1.97 million for capital expenditures and expects to finance these expenditures with cash flows from operations and external financing.

Financing activities: As of December 31, 2001, the Company arranged for line of credit agreements with banks and raw material suppliers for a maximum aggregate amount of $26.7 million, of which $20.9 million has been used. Agreements may be renewed annually and bear interest at annual rates ranging from 4.00% to 10.63%. Property and other collateral secure these agreements.

During the three months ended December 31, 2001, net cash used for financing activities totaled $373,331, compared to $5.19 million provided during the three months ended December 31, 2000. Financing activities reflect partial restructuring from short-term to long-term debt. The Company will continue to analyze different alternatives to restructure its debt.

As stated in the Company's Annual Report on Form 10-K as of September 30, 2001, on January 14, 2002, the Company obtained a waiver of certain possible breaches of several negative covenants contained in an amended and restated note purchase agreement with Pacific Life Insurance Company (PacLife) dated December 28, 2001. These breaches did not involve any payment violation and in fact, the Company made its required payments on January 2002, amounting to $4.0 million in amortization of principal debt and $900,000 pertaining to interest payments. This payment reduced the principal amount outstanding to PacLife to $12.0 million.

Management expects to continue to finance operations and capital expenditures through its normal operating activities and external sources. Management also expects that there will be sufficient resources available to meet the Company's cash requirements through the rest of fiscal year 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk

The subsidiaries of the Company operate in Costa Rica and are exposed to market risk from changes in U.S. currency rates. To mitigate its exposure to variations in devaluations, the Company systematically increases its sales prices by a rate that is consistent with the devaluation rate. For the three months ended December 31, 2001, the Company increased sales prices of some products, resulting in an average sales price increase of 3.12%. The colon, the national currency of Costa Rica, was devalued 2.20% during the same period. The Company expects to increase its sales prices during the rest of the fiscal year 2002. The potential foreign exchange loss resulting from a hypothetical 10% decline in the colon/U.S. dollar exchange would be approximately $101,000, which would not result in a significant impact on the results of operations or the financial position of the Company. While such a potential foreign exchange loss is not anticipated, there can be no assurance that a loss which could have a material impact on the Company would not occur.


Interest rate risk

As of December 31, 2001, the Company had outstanding debt of $46 million, of which $30 million had variable interest rates. A hypothetical increase of 10% in the interest rates would result in an increase in the interest expense of approximately $82,000, which would not result in a significant impact on the results of operations or the financial position of the Company. While such interest rate fluctuation is not anticipated, there can be no assurances that interest rates will not increase less than 10% in any relevant quarter or yearly period..

Commodity Risk

The Company imports all of its corn and soybean meal, the primary ingredients in chicken feed, from the United States. Fluctuations in the prices of corn may significantly affect the Company's profit margin. For the three months ended December 31, 2001, sales prices for corn and soybean meal were 2.26% and 4.91% below budget prices, respectively. A hypothetical increase of 6% in the purchase price of corn and soybean meal, would result in an increase in the cost of sales of approximately $361,000, which would not result in a significant impact on the results of operations of the Company.

Stock Market

The stock market in general and the market for shares in companies that do business in Central America have recently experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. The Company's common stock may experience significant fluctuations which may be adverse and unrelated to the Company's operating performance.


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

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit has been dismissed without prejudice. The Florida lawsuit alleges that Aero Costa Rica, a third party, breached an aircraft lease agreement and consequently seeks recovery of remedies and damages form Pipasa, as alleged guarantor of the aircraft lease agreement. The amount sought by the plaintiff is $3.6 million. The Florida lawsuit is still pending and Pipasa's defense is based on, among other things, a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request for Admissions have been answered by Pipasa. The Company and its Chairman, Calixto Chaves, as a non related third party, were subject to a Request to Produce Documents to the extent each possesses information and/or documents related to the case. The Company believes the lawsuits are without merit and continues to assert an appropriate defense.

On or about January 15, 2002, Richard Young, individually and on behalf of all others similarly situated (the "Plaintiff"), filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively, the "Defendants") in the United States District Court for the Southern District of Florida (the "Young Action"). The Plaintiff alleges in Count I of the Young Action violations of Section 10(b) and 10(b)(5) of the Securities Exchange Act of 1984 and in Count II violations of
Section 20(A) of the Securities Exchange Act of 1984. Plaintiff seeks in the Young Action class certification, compensatory damages, pre-judgment and post-judgment interest, attorneys' fees and costs and such other relief the Court may deem appropriate.

The Young Action is similar to that certain putative class action lawsuit filed on or about January 8, 2002, styled, Richard W. Baldwin, individually and on behalf of all others similarly situated v. Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves, United States District Court for the Southern District of Florida, Case No. 02-20070-CIV-Huck (the "Baldwin Action"). The Court in the Baldwin Action has scheduled a status hearing for February 21, 2002, wherein the Court seeks, among other things, the consolidation of the Young Action and the Baldwin Action.

Except for the legal proceedings discussed above, no legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the three months ended December 31, 2001. Except for the legal proceedings disclosed above, the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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


                                               RICA FOODS, INC. AND SUBSIDIARIES



Dated:  February 19, 2002                      By: /s/ CALIXTO CHAVES
                                                   -----------------------------
                                                   Calixto Chaves
                                                   Chief Executive Officer




Dated:  February 19, 2002                      By: /s/ NESTOR SOLIS
                                                   -----------------------------
                                                   Nestor Solis
                                                   Chief Financial Officer