Form 10-K/A
period 2001-09-30
RICA FOODS INC
filed 2002-04-05
CIK 789881

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

  Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, as of the latest practicable date, April 4, 2002, was approximately $7,079,203.56.

  The number of shares outstanding of the Registrant's common stock, par value $0.001 per share (the "Common Stock"), as of the latest practicable date, April 4, 2002, was 12,864,321. There are no shares of preferred stock of the Registrant outstanding.

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

During the second quarter of fiscal year 2001, the Company signed an engagement letter (the "Engagement Letter") with the investment banking firm of Ladenburg Thalmann & Co., Inc. ("Ladenburg"). Pursuant to the terms of the Engagement Letter, Ladenburg was retained for one year to serve as the Company's exclusive financial advisor in connection with the potential issuance by the Company of debt or equity securities in excess of $10 million to entities located in the United States, excluding Puerto Rico, including any debt restructuring and any project financing. During the fourth quarter of fiscal year 2001, the Engagement Letter was amended and the investment banking firm of Morgan Lewis Githens & Ahn was also engaged to provide certain services pursuant to the Engagement Letter.


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

     The Company's products are sold throughout Costa Rica, through owned or leased delivery trucks, urban and rural retail outlets that may also be owned or leased, supermarket chains and independent distributors. A majority of the total distribution of the Company's products is conducted through the Company's urban retail outlets and delivery trucks, with a smaller portion through rural outlets. The remaining distribution is serviced through the Company's processing plants. The retail outlets, mostly located in urban areas, are exclusively dedicated to the sale of the Company's products and most of these outlets are leased by the Company. The Company has a customer data base of over 44,000 customers comprised of active, occasional and non- active customers during fiscal year 2001. The Company sold products to approximately 54% of the customers in its data base.

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

                                                                 Market Price
                                                                     Range
                                                                ---------------
                                                                 High     Low
                                                                ------- -------

                          FISCAL YEAR 2001
     First Fiscal Quarter (10/1/00 to 12/31/00)................ $ 4.550 $ 3.600
     Second Fiscal Quarter (1/1/01 to 3/31/01).................   5.150   2.650
     Third Fiscal Quarter (4/1/01 to 6/30/01)..................   5.375   2.400
     Fourth Fiscal Quarter (7/1/01 to 9/30/01).................   4.600   3.600

                          FISCAL YEAR 2000
     First Fiscal Quarter (10/1/99 to 12/31/99)................ $12.000 $10.875
     Second Fiscal Quarter (1/1/00 to 3/31/00).................  25.500  12.250
     Third Fiscal Quarter (4/1/00 to 6/30/00)..................  28.125  20.250
     Fourth Fiscal Quarter (7/1/00 to 9/30/00).................  23.938  11.625


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

                                          Rica Foods, Inc.


 Dated: April 5, 2002                   By:  /s/ Calixto Chaves
                                           --------------------------
                                                 Calixto Chaves
                                             Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 5, 2002                    By:  /s/ Nestor Solis
                                           --------------------------
                                                 Nestor Solis
                                             Chief Financial Officer


Dated: April 5, 2002                    By:  /s/ Monica Chaves
                                           --------------------------
                                                 Monica Chaves
                                                    Secretary