Form 10-Q
period 2002-03-31
RICA FOODS INC
filed 2002-05-20
CIK 789881

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to
                        Commission file number: 0-18222

                               RICA FOODS, INC.
            (Exact Name of Registrant as Specified in Its Charter)


          Nevada                                                 87-0432572
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

     240 Crandon Boulevard, Suite 115, Key Biscayne, Florida             33149
      (Address of Registrant's Principal Executive Offices)           (Zip Code)

      Registrant's telephone number, including area code: (305) 365-8665

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 20, 2002, the number of shares issued and outstanding of the Company's common stock, par value $0.001 per share was 12,864,321.

                       RICA FOODS, INC. AND SUBSIDIARIES
                                     INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Consolidated Balance Sheets as of March 31, 2002
                   (Unaudited) and September 30, 2001....................    3

               Consolidated Statements of Operations for the three
                   and six month period ended March 31, 2002 and
                   2001 (Unaudited)......................................    4

               Consolidated Statements of Cash Flows for the six
                   month period ended March 31, 2002 and 2001
                   (Unaudited)...........................................    5

               Notes to Unaudited Consolidated Financial
                   Statements............................................    7

     ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................   10

     ITEM 3.   Quantitative and Qualitative Disclosures about Market
                   Risk..................................................   14

PART II - OTHER INFORMATION

     ITEM 1.   Legal Proceedings.........................................   15

     ITEM 6.   Exhibits and Reports......................................   16


                       RICA FOODS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                             March 31, 2002              September 30,
                                                             --------------              -------------
                                                              (Unaudited)                    2001
                                                              -----------                    ----
                    Assets
                    ------

Current assets:
Cash and cash equivalents                                     $  3,617,028                $ 4,920,870
Short-term investments                                           1,840,353                    851,905
Notes and accounts receivable                                   13,794,855                 12,277,131
Due from related parties                                         1,178,775                  1,421,812
Inventories                                                     14,001,387                 12,833,325
Deferred income taxes                                              433,289                    412,854
Prepaid expenses                                                   606,707                    852,185
                                                              ------------                -----------
Total current assets                                            35,472,394                 33,570,082

Property, plant and equipment                                   43,312,975                 45,827,917
Long-term receivables-trade                                        510,975                    595,596
Long-term investments                                            4,149,366                  4,312,411
Other assets                                                     6,536,538                  4,606,546
Cost in excess of net assets of acquired business                2,186,090                  2,186,090
                                                              ------------                -----------
Total assets                                                  $ 92,168,338                $91,098,642
                                                              ============                ===========

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
Accounts payable                                              $ 16,840,487                $14,444,895
Accrued expenses                                                 3,556,771                  3,917,787
Notes payable                                                   18,908,464                 18,194,649
Current portion of long-term debt                                7,619,820                  7,281,460
Due to stockholders                                                      -                     74,634
                                                              ------------                -----------
Total current liabilities                                       46,925,542                 43,913,425

Long-term debt, net of current portion                          17,541,019                 21,054,044
Due to stockholders                                                      -                     15,368
Deferred income tax liability                                    2,132,391                  2,162,090
                                                              ------------                -----------
Total liabilities                                               66,598,952                 67,144,927
                                                              ------------                -----------

Minority interest                                                1,336,445                  1,336,445

Stockholders' equity:
Common stock                                                        12,865                     12,865
Preferred stock                                                  2,216,072                  2,216,072
Additional paid-in capital                                      25,800,940                 25,800,940
Accumulated other comprehensive loss                           (11,004,557)                (9,625,035)
Retained earnings                                               12,986,453                 10,736,911
                                                              ------------                -----------
                                                                30,011,773                 29,141,753
Less:
Due from stockholders                                           (5,495,438)                (6,256,089)
Treasury stock, at cost                                           (283,394)                  (268,394)
                                                              ------------                -----------
Total stockholders' equity                                      24,232,941                 22,617,270
                                                              ------------                -----------
Total liabilities and stockholders' equity                    $ 92,168,338                $91,098,642
                                                              ============                ===========

The accompanying notes to the unaudited financial statements are an integral part of these balance sheets.

                       RICA FOODS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three months ended March 31,            Six months ended March 31,
                                                           ----------------------------            --------------------------
                                                              2002               2001                2002               2001
                                                              ----               ----                ----               ----
Sales                                                     $30,598,961        $31,342,800         $65,381,613         64,621,388
Cost of sales                                              20,074,802         21,622,910          42,432,576         42,933,576
                                                          -----------        -----------         -----------        -----------
   Gross profit                                            10,524,159          9,719,890          22,949,037         21,687,812
                                                          -----------        -----------         -----------        -----------

Operating expenses:
   Selling                                                  4,672,871          4,834,839           9,732,460          9,614,985
   General and administrative                               3,564,287          3,633,777           6,956,899          7,402,876
   Amortization of cost in excess of net assets of
      acquired business                                             -            127,621                   -            393,768
                                                          -----------        -----------         -----------        -----------
Total operating expenses                                    8,237,158          8,596,237          16,689,359         17,411,629
                                                          -----------        -----------         -----------        -----------

Income from operations                                      2,287,001          1,123,653           6,259,678          4,276,183

Other expenses (income):
   Interest expense                                         1,119,851          1,302,023           2,426,251          2,402,039
   Interest income                                           (325,338)          (276,585)           (694,437)          (546,773)
   Foreign exchange loss, net                                 801,182            628,056           1,622,596          1,209,505
   Miscellaneous, net                                         (93,431)           (14,341)           (188,932)           (45,058)
                                                          -----------        -----------         -----------        -----------
   Other expenses, net                                      1,502,264          1,639,153           3,165,478          3,019,713
                                                          -----------        -----------         -----------        -----------

Income (loss) before income taxes and minority
   interest                                                   784,737           (515,500)          3,094,200          1,256,470
Provision for income taxes                                    293,929           (173,826)            735,362            107,929
                                                          -----------        -----------         -----------        -----------
Income before minority interest                               490,808           (341,674)          2,358,838          1,148,541
Minority interest                                              19,409             17,153              38,457             37,620
                                                          -----------        -----------         -----------        -----------
Net income (loss)                                             471,399           (358,827)          2,320,381          1,110,921
Preferred stock dividends                                      35,129             36,866              70,834             79,416
                                                          -----------        -----------         -----------        -----------
Net income (loss) applicable to common
   stockholders                                           $   436,270        $  (395,693)        $ 2,249,547        $ 1,031,505
                                                          ===========        ===========         ===========        ===========

Earnings per share                                        $      0.03        $     (0.03)        $      0.18        $      0.08
                                                          ===========        ===========         ===========        ===========
Weighted average number of common shares
   outstanding                                             12,864,321         12,854,321          12,864,321         12,854,321
                                                          ===========        ===========         ===========        ===========

The accompanying notes to the unaudited financial statements are an integral part of these balance sheets.

                       RICA FOODS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               For the six months ended March 31, 2002 and 2001
                                  (Unaudited)

                                                                            2002              2001
                                                                            ----              ----
Cash flows from operating activities:
   Net income                                                           $  2,320,381       $ 1,110,921
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                       2,458,715         2,157,599
       Production poultry                                                  1,715,051         1,369,954
       Allowance for inventory obsolescence                                   11,680            12,564
       Amortization of cost in excess of net assets of
           acquired business                                                                   323,881
       Gain on sale of productive assets                                    (117,318)          (78,644)
       Deferred income taxes                                                 (46,968)          (12,118)
       Provision for doubtful receivables                                    289,822           100,197
       Minority interest                                                      38,457            37,620
   Changes in operating assets and liabilities:
       Notes and accounts receivable                                      (1,803,493)         (530,197)
       Inventories                                                        (2,890,766)       (1,043,520)
       Prepaid expenses                                                      245,478          (345,348)
       Accounts payable                                                    2,395,593           721,079
       Accrued expenses                                                     (361,017)         (408,395)
       Long-term receivables-trade                                            59,080          (142,984)
                                                                        ------------       -----------
       Net cash provided by operating activities                           4,314,695         3,272,609
                                                                        ------------       -----------

Cash flows from investing activities:
   Short-term investments                                                   (988,447)          (95,894)
   Long-term investments                                                     (19,101)         (540,878)
   Additions to property, plant and equipment                             (1,366,042)       (6,221,579)
   Proceeds from sales of productive assets                                  260,007           152,472
   Increase in other assets                                               (2,546,972)         (421,191)
                                                                        ------------       -----------
   Net cash used in investing activities                                  (4,660,555)       (7,127,070)
                                                                        ------------       -----------

Cash flows from financing activities:
   Short-term financing:
       New loans                                                          12,146,871        11,629,944
       Payments                                                          (11,052,227)       (6,332,894)
   Preferred stock cash dividends                                           (109,291)         (117,036)

                                                        (Continued on next page)

                       RICA FOODS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               For the six months ended March 31, 2002 and 2001
                                  (Unaudited)
                                  (Continued)

                                                                         2002                 2001
                                                                         ----                 ----
   Purchase of common sock                                                (15,000)                   -
   Long-term financing:
      New loans                                                         2,834,302            3,779,888
      Payments                                                         (6,357,486)          (5,096,426)
   Due from stockholders and related party                                914,041           (2,032,986)
                                                                      -----------          -----------
Net cash (used in)  provided by financing activities                   (1,638,790)           1,830,490
                                                                      -----------          -----------

Effect of exchange rate changes on cash and cash equivalents              680,808            1,181,460
                                                                      -----------          -----------

Net decrease in cash and cash equivalents                              (1,303,842)            (842,511)
Cash and cash equivalents at beginning of period                        4,920,870            4,256,636
                                                                      -----------          -----------
Cash and cash equivalents at end of period                            $ 3,617,028          $ 3,414,125
                                                                      ===========          ===========

Supplemental disclosures of cash flow information:
Cash paid during year for:
   Interest                                                           $ 2,588,546          $ 2,903,556
                                                                      ===========          ===========
   Income taxes                                                       $   120,485          $   181,719
                                                                      ===========          ===========

The accompanying notes to the unaudited financial statements are an integral part of these statements.

                       RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its subsidiaries: Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros") (collectively the "Company") that appear in this Quarterly Report on Form 10-Q. Rica Foods, Inc. owns 100% of the outstanding common stock of Pipasa and As de Oros. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited consolidated financial statements for the fiscal year ended September 30, 2001, which are included in the Company's Annual Report on Form 10-K. Management has included in the Company's financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three and six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

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

                       RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

Inventories consist of the following:

                                                        March 31, 2002           September 30,
                                                        --------------           -------------
                                                         (Unaudited)                  2001
                                                         -----------                  ----
         Finished products                                $ 2,729,431              $ 2,523,036
         Poultry                                            4,316,360                4,257,973
         Production poultry                                 2,851,288                3,169,012
         Materials and supplies                             1,921,234                1,951,687
         Raw materials                                      1,996,687                2,140,563
         In transit                                         1,664,805                  274,279
                                                          -----------              -----------
                                                           15,479,805               14,316,550
         Less:
         Production poultry                                (1,390,764)              (1,396,406)
         Allowance for obsolescence                           (87,654)                 (86,819)
                                                          -----------              -----------
                                                          $14,001,387              $12,833,325
                                                          ===========              ===========

NOTE 4 - COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows (unaudited):

                                               Three Months ended                       Six Months ended
                                               ------------------                       ----------------
                                                    March 31,                              March 31,
                                                    ---------                              ---------
                                             2002                2001               2002               2001
                                             ----                ----               ----               ----
Net income (loss)                            $ 471,399           $(358,827)       $ 2,320,381         $1,110,921
Foreign currency translation
 adjustment                                   (769,036)           (209,449)        (1,379,522)          (172,901)
                                             ---------           ---------        -----------         ----------
Total comprehensive income (loss)            $(297,637)          $(568,276)       $   940,859         $  938,020
                                             =========           =========        ===========         ==========

                       RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 5 - SEGMENT INFORMATION (in millions) (unaudited):

                                    Three Months ended March 31,          Six Months ended March 31,
                                    ----------------------------          --------------------------
                                      2002                2001               2002             2001
                                      ----                ----               ----             ----
Broiler                                   $16.71              $17.41             $35.60           $36.36
Animal feed                                 5.80                6.05              12.27            12.07
By-products                                 3.53                3.33               7.41             6.75
Exports                                     1.67                1.31               3.88             2.60
Quick service                               1.32                1.48               3.10             3.64
Others                                      1.57                1.76               3.12             3.20
                                          ------              ------             ------           ------
Total net sales                           $30.60              $31.34             $65.38           $64.62
                                          ------              ------             ------           ------

Broiler                                   $ 4.32              $ 3.50             $ 9.46           $ 8.76
Animal feed                                 0.80                0.68               1.80             1.42
By-products                                 0.55                0.34               1.23             1.06
Exports                                     0.12                0.07               0.38             0.09
Quick service                               0.09                0.00               0.27             0.25
Others                                     (0.03)               0.30               0.07             0.50
                                          ------              ------             ------           ------
Total gross profit less selling
  expense                                 $ 5.85              $ 4.89             $13.21           $12.08
                                          ------              ------             ------           ------

Other operating expense                     3.56                3.76               6.96             7.80
Other expenses, net                         1.50                1.64               3.17             3.02
                                          ------              ------             ------           ------
Income before provision for
 income taxes                             $ 0.79              $(0.51)            $ 3.08           $ 1.26
                                          ======              ======             ======           ======

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

NOTE 6 - LITIGATION

Pipasa is a defendant in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action is seeking damages in an amount equal to US$3.6 million. Pipasa was served with prejudgment liens for US$1.5 million and, with the approval of the Juzgado Sexto Civil, the court with jurisdiction over the lawsuit, certain parcels of real estate owned by Pipasa have been substituted for such liens. This approval was ratified by the Superior Court on November 11, 1999, and all funds initially attached have been released and returned to Pipasa. Costa Rican law requires the posting of guarantees by a plaintiff seeking prejudgment liens and, in connection with this lawsuit, Pipasa has filed objections to the guarantee filed by the plaintiff. A ruling on these objections is pending. Pipasa has also filed pleadings in opposition to the underlying lawsuit; a ruling on these pleadings also remains pending.

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

     Additionally, the following putative class actions were filed in the United States District Court for the Southern District of Florida in the early part of 2002; 1) on or about January 8, 2002, Richard W. Baldwin, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants") (the "Baldwin Action"), Case No. 02-20070-CIV-HUCK; 2) on or about January 16, 2002, Richard Young, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants") (the "Young Action"), Case No. 02-20182-CIV-GRAHAM; 3) on or about February 13, 2002, Robert Hotle, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants") (the "Hotle Action"), Case No. 02-20482-CIV-UNGARO BENAGES; 4) on or about February 20, 2002, David Masterjohn, individually and on behalf of all other similarly situated, filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants") (the "Masterjohn Action"), Case No. 02-20542-CIV-JORDAN; and 5) on or about March 6, 2002, Jeffrey L. Bell and Victoria Bell, individually and on behalf of all other similarly situated, filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants") (the "Bell Action"), Case No. 02-20699-CIV-LENARD (collectively the "Class Actions").

     The Class Actions are almost identical and all allege violations of the federal securities laws. Specifically, the plaintiff(s) in each action allege(s) violations of Section 10(b) and Section 20(A) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs in the Class Actions seek class certification, compensatory damages, pre-judgement and post-judgement interest, attorneys' fees and costs and such other relief the Court may deem appropriate.

     On April 29, 2002, the Young Action, Hotie Action, Masterjohn Action, and Bell Action were voluntarily dismissed without prejudice. In the Baldwin Action, the sole remaining proceeding, on May 13, 2002, Rica Foods, Inc. filed a Motion to Dismiss Complaint and Supporting Memorandum of Law ("Motion to Dismiss") seeking dismissal of the Complaint on numerous grounds and requesting the Court to strike all of Baldwin's class action allegations. A ruling on the Motion to Dismiss is currently pending and all discovery has been stayed until the Court rules on all motion(s) to dismiss. Regardless of the Court's ruling, the Company believes the Baldwin Action is without merit and will continue to contest it and vigorously defend itself.

Except for the legal proceedings discussed above, no legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the six months ended March 31, 2002. Except for the legal proceedings disclosed above, the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and with the Company's unaudited consolidated interim financial statements as of March 31, 2002 and for the three and six month periods ended March 31, 2002 and 2001 contained herein.

Results for any interim periods are not necessarily indicative of results for any full year.

Seasonality
-----------

The Company's subsidiaries have historically experienced and have come to expect seasonal fluctuations in net sales and results of operations. The Company's subsidiaries have generally experienced higher sales and operating results in the months from October to January, which fall in the first and second quarters of each fiscal year. This variation is primarily due to holiday celebrations that occur during these periods in which Costa Ricans prepare traditional meals that include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

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

During the six months ended March 31, 2002, the Company did not incur any costs related to environmental compliance.

Results of operations for the three months ended March 31, 2002 compared to the
-------------------------------------------------------------------------------
three months ended March 31, 2001.
----------------------------------

For the three months ended March 31, 2002 the Company generated $436,270 of net income available to common stockholders ($0.03 earnings per share), compared to a net loss of $395,693 or $0.03 loss per share for the three months ended March 31, 2001. Net sales decreased by 2.37%. The Company believes this decrease is primarily attributable to a reduction in the consumption of chicken in observance of the Easter holidays which occurred in March during 2002 and in April, during 2001and limited growth of the Costa Rican economy.

The Company uses segment profit margin information to analyze segment performance, which is defined as gross profit less selling expenses as a percentage of sales.

Broiler sales decreased by 4% due to a volume decrease of 9.49%, mainly due to the Easter holiday at the end of the second fiscal quarter of 2002. The profit margin for the Broiler segment increased from 20.08% to 25.82%, mainly due to production process efficiencies.

Animal feed sales decreased by 4.17%, mainly due to a volume decrease of 7.76%. The Company believes the decrease in volume is mainly due to higher sales discounts offered by other companies and the acquisition of animal feed production machinery by the Company's customers. Relative and absolute increases in the sales of pet feed and extruded animal feed, components of the Animal Feed segment, have increased the segment profit margin from 11.24% to 13.75%.

Sales of by-products increased by 6.19% and volume decreased by 0.89%. Sales increased mainly due to changes in the product mix to more profitable product lines. This also resulted in an increase in the segment profit margin from 10.35% to 15.69%.

Export sales increased by 26.66%, which is mainly due to an increase in sales of extruded animal feed, pellet animal feed, pet foods, live chicks and fertile eggs. Segment profit margin increased from 5.51% to 7.62%, mainly due to changes in the product mix to more profitable product lines. During March 2002, exports to the country of Honduras were negatively affected by the Honduran restriction on the import of poultry related products to Honduras. The Company expects that the restriction will be eliminated or reduced within the next couple of months. Segment profit increases from 5.51% to a 7.62% due to variations in sales mix and an increase in operating efficiencies.

Sales for the quick service segment decreased by 10.70%, mainly due to strong market competition. Segment profit margin increased from a negative 0.26% to a 6.83%, mainly due to operating efficiencies.

Sales for the other products segment decreased by 10.95% mainly due to a decrease in commercial egg selling prices, which also resulted in a decrease in the segment profit margin from a 16.81% to a negative 2.09%.

Operating expenses decreased by 4.18% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Selling expenses decreased by 3.35%, mainly due to improved logistics in the distribution network. For the three months ended March 31, 2002, the Company determined that goodwill was not impaired and, accordingly, did not record any impairment, as compared to the required amortization in 2001. Operating expenses represented 26.92% and 27.43% of net sales for the three months ended March 31, 2002 and 2001, respectively.

Other expenses decreased by 8.35% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. This decrease is mainly due to a decrease in interest expense as a result of a reduction of outstanding indebtedness, a decrease in interest rates partially offset by an increase in devaluation rates that resulted in greater foreign exchange losses, and the Company's utilization of more cost efficient debt instruments. The provision for income taxes for the three months ended March 31, 2002 amounted to $293,929, compared to a benefit of $173,826 for the three months ended March 31, 2001. The increase is due to an increase in taxable income. The effective income tax rate increased from 33.8% in 2001 to 37.5% in 2002, due to the elimination of certain significant tax benefits in Costa Rica at the end of 2001.


Results of operations for the six months ended March 31, 2002 compared to the
-----------------------------------------------------------------------------
six months ended March 31, 2001.
--------------------------------

For the six months ended March 31, 2002 the Company generated $2,249,547 of net income available to stockholders ($0.18 earnings per share), compared to net income available to stockholders of $1,031,505 ($0.08 earnings per share) for the six months ended March 31, 2001.

Broiler sales decreased by 2.11%, mainly due to a volume decrease of 5.73%, mainly due to the Easter holiday at the end of the second fiscal quarter of 2002. The profit margin for the Broiler segment increased from 24.08% to 26.57%, mainly due to production process efficiencies.

Animal feed sales increased by 1.66% primarily as a result of variations in the sales mix to more profitable products, lines despite a 2.95% volume decrease, which also resulted in a profit margin increase from 11.72% to 14.71%.

Sales of the by-products segment increased by 9.97%, mainly due to an increase in volume of 6.16% and sales price increase. Also, the increased number of sales outlets have contributed to volume increase. Segment profit margin increase from 15.80% to 16.65% due to price increase and change in product mix.

Sales for the exports segment increase by 49.08%, mainly due to increased volume and new customers. Segment profit margin increase from 3.56% to 9.83%, mainly due to changes in the sales mix to more profitable products.

Sales for the quick service segment decreased by 14.91%, as a result of increased market competition. Segment profit margin increases from 6.70% to 8.76%, mainly due to operating efficiencies.

Sales for the other products segment, decreased by 2.47% mainly due to a decrease in selling prices of commercial eggs resulting from excess supply of this product in the market, which also resulted in a decrease in the segment profit margin from a 15.62% to a 2.12%.

Operating expenses decreased by 4.15%. Selling expenses increased by 1.22%, mainly due to new sales outlets, partly offset by improved efficiencies in the logistics of the distribution network and decreases in operating expenses of the quick service segment. Administrative expenses decreased by 6.02%, mainly due to decreases in payroll expenses and other various administrative expenses. The Company determined that goodwill was not impaired and, accordingly, did not record any impairment, as compared to the required amortization in 2001. Operating expenses represented 25.53% and 26.94% of net sales for the six months ended March 31, 2002 and 2001, respectively.

Other operating expenses increased by 4.83%. Foreign exchange losses increased mainly due to increases in the rate of devaluation rate, which was partly partially offset by increased in interest income and gains in the sales of assets.

The provision for income taxes for the six months ended March 31, 2002 amounted to $735,000, as compared to $107,292 for the six months ended March 31, 2001. The increase is due to an increase in taxable income. The effective income tax rate increased from 8.6% in 2001 to 23.8% in 2002 due to the elimination of certain significant tax benefits in Costa Rica at the end of 2001.

Financial condition
-------------------

Operating activities: As of March 31, 2002, the Company had $3.62 million in cash and cash equivalents. The working capital deficit was $11.45 million and $10.34 million as of March 31, 2002 and September 30, 2001, respectively. The current ratios were 0.76 as of March 31, 2002 and September 30, 2001.

Cash provided by operating activities was $4.31 million and $3.27 million for the six months ended March 31, 2002 and 2001, respectively. The increase was primarily due to an increase in Net income and Accounts payable, which was partly offset by an increase in Notes and accounts receivable and Inventories. Accounts payable and Inventories increased as result of a large, vendor financed purchase of raw materials in late March

Investing activities: For the six months ended March 31, 2002, the Company used $4.66 million for investing activities, as compared to $7.13 million used for the six months ended March 31, 2002. For the six months ended March 31, 2002, the Company invested $1,366,042 in property, plant, and equipment compared to $6,221,579 during the six months ended March 31,. The Company has historically made significant capital investments in additions to property, plant and equipment in order to maintain cost efficient production capacity, expand into international markets and develop new products. For the six months under analysis, the Company also invested in assets in areas of strategic importance for development. For the rest of fiscal year 2002, the Company anticipates that it will spend approximately an additional $3.93 million for capital expenditures and expects to finance these expenditures with cash flows from operations and external financing.

Financing activities: As of March 31, 2002, the Company had line of credit agreements with banks and raw material suppliers for a maximum aggregate amount of $30.39 million, of which $26.42 million was being used. Agreements may be renewed annually and bear interest at annual rates ranging from 4.73% to 10.83%. Property and other collateral secure these agreements.

During the six months ended March 31, 2002, net cash used for financing activities totaled $1.64 million, as compared to $1.83 million provided during the six months ended March 31, 2002. Financing activities reflect partial restructuring from short-term to long-term debt. The Company will continue to analyze different alternatives to restructure its debt. Additionally, financing activities reflect payment of approximately $1 million by related parties and shareholders.

As stated in the Company's Annual Report on Form 10-K as of September 30, 2001, on January 14, 2002, the Company obtained a waiver of certain possible breaches of several negative covenants contained in an amended and restated note purchase agreement (the "Agreement") with Pacific Life Insurance Company (PacLife) dated December 28, 2001. The company is in full compliance as of this date, with the EBITDA - Debt ratio, Section 10.4 of the Agreement. These breaches did not involve any payment violations and in fact, the Company made its required payments on January 2002, amounting to $4.0 million of principal and $960,000 of interest. This payment reduced the principal amount owed to PacLife to $12.0 million.

Management expects to continue to finance operations and capital expenditures with cash generated by operations, vendor lines of credit, bank lines of credit and existing long-term notes. through its normal operating activities and external sources. Management also expects that there will be sufficient resources available to meet the Company's cash requirements through for the next twelve months rest of fiscal year 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk

The subsidiaries of the Company operate in Costa Rica and are exposed to market risk from changes in U.S. currency rates. To mitigate its exposure to devaluations, the Company systematically increases its sales prices by a rate that is in line with the devaluation rate. For the six months ended March 31, 2002, the Company increased sales prices of some products, resulting in an average sales price increase of 2.70%. The colon, the national currency of Costa Rica, was devalued 4.73% during the same period. The Company expects to increase its sales prices during the rest of the fiscal year 2002. The potential foreign exchange loss resulting from a hypothetical 10% decline in the colon/U.S. dollar exchange would have been approximately $204,000 for the six months ended March 31, 2002, which would not have resulted in a significant impact on the results of operations or the financial position of the Company. While such a potential foreign exchange loss is not anticipated, there can be no assurance that a devaluation that could have a material impact on the Company will not occur.

Interest rate risk

As of March 31, 2002, the Company had outstanding debt of $44 million, of which $32 million had variable interest rates. A hypothetical increase of 10% in the interest rates would have resulted in an increase in the interest expense of approximately $160,000 for the six months ended March 31, 2002, which would not have resulted in a significant impact on the results of operations or the financial position of the Company. While such an interest rate fluctuation is not anticipated, there can be no assurances that interest rates will not increase less than 10% in any relevant quarter or yearly period.

Commodity Risk

The Company imports all of its corn and soybean meal, the primary ingredients in chicken feed, from the United States. Fluctuations in the prices of corn may significantly affect the Company's profit margin. For the three months ended December 31, 2001, sales prices for corn and soybean meal were 2.26% and 4.91% below budget prices, respectively. A hypothetical increase of 6% in the purchase price of corn and soybean meal, would have resulted in an increase in cost of sales of approximately $1.16 million for the six months ended March 31, 2002 , which would not have resulted in a significant impact on the results of operations of the Company.

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

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit has been dismissed without prejudice. The Florida lawsuit alleges that Aero Costa Rica, a third party, breached an aircraft lease agreement and consequently seeks recovery of remedies and damages from Pipasa, as alleged guarantor of the aircraft lease agreement. The amount sought by the plaintiff is $3.6 million. The Florida lawsuit is still pending and Pipasa's defense is based on, among other things, a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request for Admissions have been answered by Pipasa. The Company and its Chairman, Calixto Chaves, as an unrelated third party, were subject to a Request to Produce Documents to the extent each possesses information and/or documents related to the case. The Company believes the lawsuits are without merit and continues to assert an appropriate defense.

Additionally, the following putative class actions were filed in the United States District Court for the Southern District of Florida in the early part of 2002: 1) on or about January 8, 2002, Richard W. Baldwin, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants") (the "Baldwin Action"), Case No. 02-20070-CIV-HUCK; 2) on or about January 16, 2002, Richard Young, Individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants") (the "Young Action"), Case No. 02-20182-CIV-GRAHAM; 3) on or about February 13, 2002, Robert Hotle, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants")(the "Hotle Action"), Case No. 02-20482-CIV-UNGARO BENAGES; 4) on or about February 20, 2002, David Masterjohn, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants") (the "Masterjohn Action"), Case No. 02-20542-CIV-JORDAN; and 5) on or about March 6, 2002, Jeffrey L. Bell and Victoria Bell, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Rica Foods, Inc., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants") (the "Bell Action"), Case No. 02-20699-CIV-LENARD (collectively the "Class Actions").

The Class Actions are almost identical and all allege violations of the federal securities laws. Specifically, the plaintiff(s) in each action allege(s) violations of Section 10(b) and Section 20(A) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs in the Class Actions seek class certification, compensatory damages, pre-judgment and post-judgment interest, attorneys' fees and costs and such other relief the Court may deem appropriate.

On April 29, 2002, the Young Action, Hotle Action, Masterjohn Action, and Bell Action were voluntarily dismissed without prejudice. In the Baldwin Action, the sole remaining proceeding, on May 13, 2002, Rica Foods, Inc. filed a Motion to Dismiss Complaint and Supporting Memorandum of Law ("Motion to Dismiss") seeking dismissal of the Complaint on numerous grounds and requesting the Court to strike all of Baldwin's class action allegations. A ruling on the Motion to Dismiss is currently pending and all discovery has been stayed until the Court rules on all motion(s) to dismiss. Regardless of the Court's ruling, the Company believes the Baldwin Action is without merit and will continue to contest it and vigorously defend itself.

Except for the legal proceedings discussed above, no legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the six months ended March 31, 2002. Except for the legal proceedings disclosed above, the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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

                                   RICA FOODS, INC. AND SUBSIDIARIES

Dated:  May 20, 2002               By: /s/ CALIXTO CHAVES
                                       ----------------------------------
                                       Calixto Chaves
                                       Chief Executive Officer



Dated:  May 20, 2002               By: /s/ NESTOR SOLIS
                                       ----------------------------------
                                       Nestor Solis
                                       Chief Financial Officer