Form 10-Q
period 2002-06-30
RICA FOODS INC
filed 2002-08-19
CIK 789881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

          Registrant's telephone number, including area code: (305) 365-8665 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 19, 2002, the number of shares issued and outstanding of the Company's common stock, par value $0.001 per share was 12,864,321.

                        RICA FOODS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

   ITEM 1.   Financial Statements
             Consolidated Balance Sheets as of  June 30, 2002 (Unaudited)
                and September 30, 2001 .................................................    3
             Consolidated Statements of Operations for the three and nine-month
                periods ended June 30, 2002 and 2001 (Unaudited) .......................    4
             Consolidated Statements of Cash Flows for the nine-month periods
                ended June 30, 2002 and 2001 (Unaudited) ...............................    5
             Notes to Unaudited Consolidated Financial Statements ......................    7
   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations ..............................................   12
   ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk ................   18

PART II - OTHER INFORMATION

   ITEM 1.   Legal Proceedings .........................................................   19
   ITEM 6.   Exhibits and Reports on Form 8-K ..........................................   20

                        RICA FOODS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                         June 30, 2002            September 30,
                                                         -------------            -------------
                                                          (Unaudited)                  2001
                                                          -----------                  ----
                      Assets
                      ------
Current assets:
Cash and cash equivalents                                    $   4,762,486            $   4,920,870
Short-term investments                                           1,859,125                  851,905
Notes and accounts receivable                                   17,245,302               12,277,131
Due from related parties                                         1,178,775                1,421,812
Inventories                                                     14,623,297               12,833,325
Deferred income taxes                                              430,659                  412,854
Prepaid expenses                                                   824,518                  852,185
                                                             -------------            -------------
Total current assets                                            40,924,162               33,570,082

Property, plant and equipment                                   39,540,747               45,827,917
Long-term receivables-trade                                        339,098                  595,596
Long-term investments                                            4,232,377                4,312,411
Other assets                                                     6,164,821                4,606,546
Cost in excess of net assets of acquired business                2,186,090                2,186,090
                                                             -------------            -------------
Total assets                                                 $  93,387,295            $  91,098,642
                                                             =============            =============

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
Accounts payable                                             $  19,818,508            $  14,444,895
Accrued expenses                                                 3,891,103                3,917,787
Notes payable                                                   16,842,278               18,194,649
Current portion of long-term debt                                8,338,904                7,281,460
Due to stockholders                                                      -                   74,634
                                                             -------------            -------------
Total current liabilities                                       48,890,793               43,913,425

Long-term debt, net of current portion                          16,842,695               21,054,044
Due to stockholders                                                      -                   15,368
Deferred income tax liability                                    2,127,693                2,162,090
                                                             -------------            -------------
Total liabilities                                               67,861,181               67,144,927
                                                             -------------            -------------

Minority interest                                                1,336,445                1,336,445

Stockholders' equity:
Common stock                                                        12,865                   12,865
Preferred stock                                                  2,216,072                2,216,072
Additional paid-in capital                                      25,800,940               25,800,940
Accumulated other comprehensive loss                           (11,397,066)              (9,625,035)
Retained earnings                                               13,335,690               10,736,911
                                                             -------------            -------------
                                                                29,968,501               29,141,753
Less:
Due from stockholders                                           (5,495,438)              (6,256,089)
Treasury stock, at cost                                           (283,394)                (268,394)
                                                             -------------            -------------
Total stockholders' equity                                      24,189,669               22,617,270
                                                             -------------            -------------
Total liabilities and stockholders' equity                   $  93,387,295            $  91,098,642
                                                             =============            =============

The accompanying notes to the unaudited financial statements are an integral part of these balance sheets.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three months ended June 30,   Nine months ended June 30,
                                                        ---------------------------   --------------------------
                                                            2002             2001         2002            2001
                                                            ----             ----         ----            ----
Sales                                                   $31,925,390     $31,003,403   $97,307,003     $95,624,791
Cost of sales                                            21,545,795      22,504,310    63,978,371      65,437,886
                                                        -----------     -----------   -----------     -----------
   Gross profit                                          10,379,595       8,499,093    33,328,632      30,186,905
                                                        -----------     -----------   -----------     -----------

Operating expenses:
   Selling                                                4,645,867       4,787,792    14,378,327      14,402,777
   General and administrative                             3,557,634       3,464,185    10,514,533      10,867,061
   Amortization of cost in excess of net assets
      of acquired business                                        -         196,884             -         590,652
                                                        -----------     -----------   -----------     -----------
Total operating expenses                                  8,203,501       8,448,861    24,892,860      25,860,490
                                                        -----------     -----------   -----------     -----------

Income from operations                                    2,176,094          50,232     8,435,772       4,326,415

Other expenses (income):
   Interest expense                                       1,152,874       1,122,938     3,579,125       3,524,977
   Interest income                                         (341,741)       (304,911)   (1,036,178)       (851,684)
   Foreign exchange loss, net                               828,744         472,512     2,451,340       1,682,017
   Miscellaneous, net                                        43,440        (556,156)     (145,492)       (601,214)
                                                        -----------     -----------   -----------     -----------
   Other expenses, net                                    1,683,317         734,383     4,848,795       3,754,096
                                                        -----------     -----------   -----------     -----------

Income (loss) before income taxes and minority
   interest                                                 492,777        (684,151)    3,586,977         572,319
Provision (benefit) for income taxes                        (85,544)        107,929      (820,906)              -
                                                        -----------     -----------   -----------     -----------
Income before minority interest                             407,233        (576,222)    2,766,071         572,319
Minority interest                                           (18,931)        (20,385)      (57,388)        (58,005)
                                                        -----------     -----------   -----------     -----------
Net income (loss)                                           388,302        (596,607)    2,708,683         514,314
Preferred stock dividends                                   (39,066)        (36,499)     (109,900)       (115,915)
                                                        -----------     -----------   -----------     -----------
Net income (loss) applicable to common stockholders     $   349,236     $  (633,106)  $ 2,598,783     $   398,399
                                                        ===========     ===========   ===========     ===========

Earnings per share                                      $      0.03     $     (0.05)  $      0.20     $      0.03
                                                        ===========     ===========   ===========     ===========

Weighted average number of common shares outstanding     12,864,321      12,810,305    12,864,321      12,807,814
                                                        ===========     ===========   ===========     ===========

The accompanying notes to the unaudited financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the nine months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                             2002           2001
                                                             ----           ----
Cash flows from operating activities:
  Net income                                            $  2,708,683    $    514,314
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        3,765,289       3,617,502
      Production poultry                                   2,571,491       2,054,757
      Allowance for inventory obsolescence                    26,731          18,702
      Amortization of cost in excess of net assets of
      acquired business                                            -         590,652
      Gain on sale of productive assets                     (141,768)       (451,186)
      Deferred income taxes                                  (47,394)         (2,905)
      Provision for doubtful receivables                     377,028          67,998
      Minority interest                                       57,388          58,005
  Changes in operating assets and liabilities:
      Notes and accounts receivable                       (5,344,489)       (680,207)
      Inventories                                         (4,381,609)       (322,233)
      Prepaid expenses                                        27,667        (435,290)
      Accounts payable                                     5,373,613      (2,271,927)
      Accrued expenses                                       (26,685)        345,270
      Long-term receivables-trade                            222,562        (138,916)
                                                        ------------    ------------
      Net cash provided by operating activities            5,188,507       2,964,536
                                                        ------------    ------------

Cash flows from investing activities:
   Short-term investments                                 (1,007,219)        (98,504)
   Long-term investments                                    (286,581)       (707,670)
   Additions to property, plant and equipment             (1,970,153)     (7,501,157)
   Proceeds from sales of productive assets                2,993,186         706,954
   Increase in other assets                               (2,491,355)       (947,201)
                                                        ------------    ------------
   Net cash used in investing activities                  (2,762,122)     (8,547,578)
                                                        ------------    ------------

Cash flows from financing activities:
   Short-term financing:
      New loans                                           19,266,945      17,737,757
      Payments                                           (20,276,595)    (14,606,462)
   Preferred stock cash dividends                           (167,288)       (173,920)

                                                        (Continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the nine months ended June 30, 2002 and 2001
                                   (Unaudited)
                                   (Continued)

                                                              2002                 2001
                                                              ----                 ----
    Issuance of common stock                                        -                40,000
    Purchase of common stock                                  (15,000)                    -
    Long-term financing:
       New loans                                            5,048,940             7,361,968
       Payments                                            (8,509,300)           (5,599,187)
    Due from stockholders and related party                   914,244            (2,124,384)
                                                         --------------        --------------
Net cash provided by (used in) financing activities        (3,738,054)            2,635,772
                                                         --------------        --------------

Effect of exchange rate changes on cash and cash
   equivalents                                              1,153,285             1,513,396
                                                         --------------        --------------

Net decrease in cash and cash equivalents                    (158,384)           (1,433,874)
Cash and cash equivalents at beginning of period            4,920,870             4,256,636
                                                         --------------        --------------
Cash and cash equivalents at end of period                $ 4,762,486           $ 2,822,762
                                                         ==============        ==============

Supplemental disclosures of cash flow information:
Cash paid during year for:
   Interest                                               $ 3,415,532           $ 3,813,946
                                                         ==============        ==============
   Income taxes                                           $   212,704           $   186,961
                                                         ==============        ==============

The accompanying notes to the unaudited financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its subsidiaries: Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros") (collectively the "Company") that appear in this Quarterly Report on Form 10-Q. Rica Foods, Inc. owns 100% of the outstanding common stock of Pipasa and As de Oros. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited consolidated financial statements for the fiscal year ended September 30, 2001, which are included in the Company's Annual Report on Form 10-K. Management has included in the Company's financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

NOTE 2 - INVENTORIES AND PRODUCTION POULTRY

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

                        RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

Inventories consist of the following:

                                             June 30, 2002        September 30,
                                             -------------        -------------
                                              (Unaudited)              2001
                                              -----------              ----

        Finished products                    $  3,625,980         $ 2,523,036
        Poultry                                 4,344,914           4,257,973
        Production poultry                      2,625,811           3,169,012
        Materials and supplies                  1,922,404           1,951,687
        Raw materials                           1,855,371           2,140,563
        In transit                              1,711,652             274,279
                                             -------------        ------------
                                               16,086,132          14,316,550
       Less:
        Production poultry                     (1,363,583)         (1,396,406)
        Allowance for obsolescence                (99,252)            (86,819)
                                             -------------        ------------
                                             $ 14,623,297         $12,833,325
                                             =============        ============

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (unaudited):

                                        Three Months ended                Nine Months ended
                                        ------------------                -----------------
                                             June 30,                          June 30,
                                             --------                          --------
                                          2002             2001             2002            2001
                                          ----             ----             ----            ----
Net income (loss)                     $  388,302      $  (596,607)      $ 2,708,683     $  514,314
Foreign currency translation
   adjustment                           (392,509)        (500,609)       (1,772,031)      (673,430)
                                      -----------     ------------      ------------    -----------
Total comprehensive income (loss)     $   (4,207)     $(1,097,216)      $   936,652     $ (159,116)
                                      ===========     ============      ============    ===========

                        RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 4 - SEGMENT INFORMATION (in millions) (unaudited):

                                       Three Months ended    Nine Months ended
                                       ------------------    -----------------
                                            June 30,              June 30,
                                            --------              --------
SEGMENT                                2002        2001       2002       2001
-------                                ----        ----       ----       ----

Broiler                                $16.47      $16.73    $52.07      $53.10
Animal Feed                              6.57        6.32     18.84       18.39
By-products                              3.67        3.40     11.08       10.15
Exports                                  1.98        1.79      5.86        4.39
Quick Services                           1.18        1.25      4.29        4.89
Other                                    2.06        1.51      5.17        4.70
                                       ------      ------    ------      ------
Total Net Sales                        $31.93      $31.00    $97.31      $95.62

Broiler                                  4.16        2.35     13.62       11.11
Animal Feed                              0.83        0.57      2.63        1.98
By-products                              0.57        0.44      1.81        1.50
Exports                                  0.22        0.18      0.60        0.27
Quick Services                          (0.08)       0.00      0.19        0.25
Other                                    0.03        0.17      0.10        0.67
                                       ------      ------    ------      ------
Total gross profit less selling
   expenses                            $ 5.73      $ 3.71    $18.95      $15.78
                                       ------      ------    ------      ------

Other operating expenses                 3.56        3.66     10.51       11.46
Other expenses, net                      1.68        0.73      4.85        3.75
                                       ------      ------    ------      ------

Income (loss) before provision for
   income taxes                        $ 0.49      ($0.68)   $ 3.59      $ 0.57
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

                        RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 5 - LITIGATION

Pipasa is a defendant in a lawsuit brought by Polaris Holding Company in Costa Rica, pursuant to which the plaintiff in such action is seeking damages in an amount equal to $3.6 million. Pipasa was served with prejudgment liens for $1.5 million and, with the approval of the Juzgado Sexto Civil, the court with jurisdiction over the lawsuit, certain parcels of real estate owned by Pipasa have been substituted for such liens. This approval was ratified by the Superior Court on November 11, 1999, and all funds initially attached have been released and returned to Pipasa. Costa Rican law requires the posting of guarantees by a plaintiff seeking prejudgment liens and, in connection with this lawsuit, Pipasa has filed objections to the guarantee filed by the plaintiff. A ruling on these objections is pending. Pipasa has also filed pleadings in opposition to the underlying lawsuit; a ruling on these pleadings also remains pending.

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit has been dismissed without prejudice. The Florida lawsuit alleges that Aero Costa Rica, a third party, breached an aircraft lease agreement and consequently seeks recovery of remedies and damages from Pipasa, as alleged guarantor of the aircraft lease agreement. The amount sought by the plaintiff is $3.6 million. The Florida lawsuit is still pending and Pipasa's defense is based on, among other things, a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request for Admissions have been answered by Pipasa. The Company and its Chairman, Calixto Chaves, as an unrelated third party, were subject to a Request to Produce Documents to the extent each possesses information and/or documents related to the case. A hearing has been scheduled for October 2002 with respect to the defendants motion to dismiss for lack of personal jurisdiction. The Company believes the lawsuits are without merit and continues to assert an appropriate defense.

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

On April 29, 2002, the Young Action, Hotie Action, Masterjohn Action, and Bell Action were voluntarily dismissed without prejudice. In the Baldwin Action, the sole remaining proceeding, on May 13, 2002, Rica Foods, Inc. filed a Motion to Dismiss Complaint and Supporting Memorandum of Law ("Motion to Dismiss") seeking dismissal of the Complaint on numerous grounds and requesting the Court to strike all of Baldwin's class action allegations. On July 15, 2002, the Court dismissed the Individual Defendants named in the Initial Baldwin Complaint, without prejudice. On July 24, 2002, the Court granted Rica Foods' Motion to Dismiss, without prejudice. On August 7, 2002 Baldwin filed an Amended Complaint against Rica Foods and the Individual Defendants. On August 12, 2002, Rica Foods filed a Motion to Dismiss the Amended Complaint. A ruling on the Motion to Dismiss the Amended Complaint is currently pending and discovery has been stayed until the Court rules on Rica Foods' Motion to Dismiss the Amended Complaint. Regardless of the Court's ruling, Rica Foods believes the Amended Complaint is without merit and will continue to contest it and vigorously defend itself.

Except for the legal proceedings discussed above, no legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the nine months ended June 30, 2002. Except for the legal proceedings disclosed above, the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and with the Company's unaudited consolidated interim financial statements as of June 30, 2002 and for the three and nine-month periods ended June 30, 2002 and 2001 contained herein.

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

During the nine months ended June 30, 2002, the Company did not incur any significant costs related to environmental compliance.

Results of operations for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

For the three months ended June 30, 2002 the Company generated $349,236 of net income available to common stockholders ($0.03 earnings per share), compared to a net loss of $633,106, ($0.05 loss per share) for the three months ended June 30, 2001.

For the three months ended June 30, 2002, net sales increased by 2.97%, mainly due to increases in the sale of animal feed, by products and export segments. The Company uses segment profit margin information to analyze segment performance, which is defined as gross profit less selling expenses as a percentage of sales.

Broiler sales decreased by 1.57% primarily due to a volume decrease of 5.45%. The Company believes that the decrease is mainly due to a relative reduction in consumer purchasing power due to economic conditions in Costa Rica, which causes a reduction in the consumption of the product of this particular segment. The profit margin for the Broiler segment has increased from 14.06% to 25.24%, mainly due to production process efficiencies and a relative decrease in selling expenses.

Animal feed sales increased by 3.96%, mainly due to a volume increase of 3.46%. The Company believes the increase in volume is mainly attributable to higher sales of pet food and extruder products, offset by a decrease in sales of commercial animal feed. The decrease in commercial animal feed sales is mainly due to the acquisition of production machinery by the Company's customers to produce their own feed. The profit margin for animal feed increased from 8.97% to 12.59%, mainly due to variations in the product mix, production process efficiencies and a decrease in relative selling expenses.

Sales of by-products increased by 7.71% mainly due to a volume increase of 4.75% and a shift to higher revenue generating items. A shift in the product mix sold also resulted in an increase in the segment profit margin from 13.06% to 15.65%.

Export sales increased by 11.10%, which is mainly due to an increase in sales of extruded animal feed, pellet animal feed, pet foods and live chicks. Segment profit margin did not vary significantly, increasing from 10.21% to 11.18%. Since March 2002, exports to the country of Honduras have been negatively affected by a Honduran restriction on the import of poultry related products. The Company has held several meetings with the Honduran government, and as a result, the Company expects that the restriction will be eliminated or reduced within the next couple of months.

Sales for the quick service segment decreased by 5.61%, mainly due to strong market competition. The Company believes strong market competition also resulted in a decrease in segment profit margin from a 0.03% to a negative 6.50%.

Sales for the other products segment increased by 36.16% mainly due to an increase in sales of raw material, which consist mainly of corn. Segment profit margin decreased from an 11.17% to a 1.44% due to variations in the sales mix, and higher revenue products sold in the comparable period for fiscal 2001.

Operating expenses decreased by 2.90% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. For the three months ended June 30, 2002, the Company determined that goodwill has not been impaired and, accordingly, did not record any impairment charges, as compared to the required amortization in 2001. Operating expenses represented 25.70% and 27.25% of net sales for the three months ended June 30, 2002 and 2001, respectively.

Other expenses increased by 129.22% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. This decrease is mainly due to an increase in devaluation rates of the Costa Rican colon that resulted in greater foreign exchange losses, and the absence of offsetting gains like the gains the Company recognized in the three months ended June 30, 2001 in connection with the sales of assets.

The provision for income taxes for the three months ended June 30, 2002 amounted to $85,544, compared to a benefit of $107,929 for the three months ended June 30, 2001. This represents an increase in the effective income tax rate from 15.8% in 2001 to 17.4% in 2002, primarily as a result of the elimination of certain tax benefits in Costa Rica for fiscal 2002.

Results of operations for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

For the nine months ended June 30, 2002 the Company generated $2,598,783 of net income available to stockholders ($0.20 earnings per share), compared to net income available to stockholders of $398,399 ($0.03 earnings per share) for the nine months ended June 30, 2001.

For the nine months ended June 30, 2002, net sales increased by 1.76%, mainly due to increases in the by products and export segments. Broiler sales decreased by 1.94%, mainly due to a volume decrease of 5.64%, caused by a relative reduction in consumer purchasing power due to economic conditions in Costa Rica which caused a reduction in the consumption of this product. The profit margin for the Broiler segment increased from 20.92% to 26.15%, mainly due to production process efficiencies and a relative decrease in selling expenses.

Animal feed sales increased by 2.45% despite a volume decrease by 0.79%, primarily as a result of variations in the sales mix. The profit margin for animal feed increased from 10.77% to 13.97% mainly due to variations in the product mix, production process efficiency and a decrease in relative selling expenses.

Sales of the by-products segment increased by 9.21%, mainly due to a 5.68% increase in volume and sales price increases. The increased number of sales outlets has contributed to volume increase. Segment profit margin increased from 14.88% to 16.32% due to price increases and changes in product mix to more profitable products.

Sales for the exports segment increased by 33.63%, mainly due to increased volume and new customers. Segment profit margin increase from 6.26% to 10.29%, mainly due to changes in the sales mix to more profitable products.

Sales for the quick service segment decreased by 12.53%, as a result of increased market competition. Segment profit margin decreased slightly from 4.99% to 4.55%.

Sales for the other products segment increased by 9.88% mainly due to an increase in sales of raw material which, along with other variations in the mix sold, contributed to a decrease in the segment profit margin from a 14.20% to a 1.85%

Operating expenses decreased by 3.74%. The Company determined that goodwill has not been impaired and, accordingly, did not record any impairment charges, as compared to the required amortization in 2001. As a result, operating expenses represented 25.58% and 27.04% of net sales for the nine months ended June 30, 2002 and 2001, respectively.

Other expenses increased by 29.16%. This decrease is mainly due to an increase in the devaluation rate of the Costa Rican colon, which was partially offset by gains on sales of assets recorded during the nine months ended June 30, 2001.

The provision for income taxes for the nine months ended June 30, 2002 amounted to $820,906 representing an effective income tax rate for the nine months ended June 30, 2002 of 22.89%. For the nine months ended June 30, 2001, no provision was recorded as the Company had projected that it would not pay income taxes for the fiscal year due to its low taxable income and available tax benefits.

Financial condition

Operating activities: As of June 30, 2002, the Company had $4.76 million in cash and cash equivalents. The working capital deficit was $7.96 million and $10.34 million as of June 30, 2002 and September 30, 2001, respectively. The current ratio was 0.84 as of June 30, 2002 and 0.77 as of September 30, 2001.

Cash provided by operating activities was $5.19 million and $2.96 million for the nine months ended June 30, 2002 and 2001, respectively. The increase was primarily due to an increase in net income and accounts payable, which was partly offset by an increase in notes and accounts receivable and inventories. Inventories increase mainly as a result of large vendor financed purchase of raw materials.

Investing activities: For the nine months ended June 30, 2002, the Company used $2.76 million for investing activities, as compared to $8.55 million used for the nine months ended June 30, 2002. For the nine months ended June 30, 2002, the Company invested $1.97 million in property, plant, and equipment compared to $7.50 million during the nine months ended June 30, 2001. During fiscal 2000 and 2001, the Company made significant capital investments in additions to property, plant and equipment in order to maintain cost efficient production capacity, expand into international markets and develop new products, as a result, requirements for capital investments for 2001, consisted mainly of recurring replacement of equipment. In June 2002, the Company sold extruder equipment to a third party for approximately $2 million. The Company is currently renting this equipment. For the nine months under analysis, the Company also invested in assets in areas of strategic importance for development. For the rest of fiscal year 2002, the Company anticipates that it will spend approximately an additional $1.20 million for capital expenditures and expects to finance these expenditures with cash flows from operations and external financing. Although the book value of the Company's property, plant and equipment has decreased since September 30, 2001, the Company believes the productive capacity has not been affected.

Financing activities: As of June 30, 2002, the Company had line of credit agreements with banks and raw material suppliers for a maximum aggregate amount of $27.33 million, of which $23.35 million was being used. Agreements may be renewed annually and bear interest at annual rates ranging from 4.09% to 10.83%. Property and other collateral secure these agreements.

During the nine months ended June 30, 2002, net cash used for financing activities totaled $3.74 million, as compared to $2.64 million provided during the nine months ended June 30, 2001. Financing activities reflect partial restructuring from short-term to long-term debt. The Company will continue to analyze different alternatives to restructure its debt. Additionally, financing activities reflect a payment of $4 million to Pacific Life Insurance Company (PacLife) in January 2002.

As stated in the Company's Annual Report on Form 10-K for the year ended September 30, 2001, on January 14, 2002, the Company obtained a waiver of certain possible breaches of several negative covenants (the "Covenants") contained in an amended and restated note purchase agreement (the "Agreement") with Pacific Life Insurance Company (PacLife) dated December 28, 2001. The potential breaches did not involve any failure to pay principal or interest pursuant to the terms of the Agreement. The Company has made all required payments to PacLife including principal of $4 million and interest of $960,000 and $750,000 in January 2002 and July 2002, respectively. The payment amortization reduced the principal amount owed to PacLife to $12.0 million.

The Company believes that as of the date of this Report the Company had regained compliance with the provisions of all except one of the Covenants. As of August 16, 2002, PacLife has granted the Company a conditional waiver with respect to such Covenant.

The company is continuing to explore the development and/or acquisition of strategic business opportunities that it perceives as complementary with its core business. In October 2000, the Company entered into a stock purchase agreement with Industries Avicolas Integradas, S.A. ("Indavinsa") a Nicaraguan company engaged in the production and distribution of poultry and animal feed concentrate products. Similarly, the Company is also continuing to explore the acquisition of a majority of the outstanding common stock of Avicola Core Etuba Ltda. ("Core"), a Brazilian company engaged in the production and distribution of poultry products, from the Company's Chief Executive Officer. The Company is evaluating closely the performance of these companies to determine if, when and how the Company should integrate its business with the acquisition targets. The Company is currently in the process of renegotiating several material terms of the proposed acquisition agreements with Indavinsa. The Company hopes to conclude the acquisition of the common stock of Core by the end of first Calendar quarter of 2003.

As with any business acquisition, there can be no assurance that the Company will close these acquisitions and there can be no assurance that these acquisitions efforts will prove to be beneficial to the Company. Even if the Company's board of directors, audit Committee and management team believe the Company should pursue a development or acquisition opportunity and successfully negotiate the contracts critical to such venture, the Company anticipates that it may be required to seek the consent of PacLife and potentially certain other third parties before initiating development efforts or concluding an acquisition.

The Company is dependent on cash generated by operations, vendor financing and short term bank lines of credit to finance it operations and other uses of cash. Although the Company has continued to explore more cost efficient and longer term sources of capital, the Company has not yet secured an alternative, long term financing source that would insulate it from the risks associated with a loss of one of its relatively short term capital sources. Management also expects that there will be sufficient resources available to meet the Company's cash requirements for the next twelve months.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may, from time to time, make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) the level of consumer demand for the Company's various products; (iii) the level of competition with the Company's various products; (iv) market conditions for finished products, including the supply and pricing of alternative proteins which may impact the Company's pricing power; (v) risks associated with leverage, including cost increases attributable to rising interest rates; (vi) changes in regulations and laws, including changes in accounting standards, tax, environmental , occupational and labor laws, health and safety regulations, and
(vii)changes exchange rates and currency fluctuations; and (viii) the effect of, or changes in, general economic conditions.

This discussion and analysis of the financial condition and results of operations of the Company may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitations) statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, should and variations of those words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or review any forward-looking statements based on occurrence of future events, the receipt of new information or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk

The subsidiaries of the Company operate in Costa Rica and are exposed to market risk from changes in U.S. currency rates. To mitigate its exposure to devaluations, the Company systematically increases its sales prices by a rate that is in line with the devaluation rate. For the nine months ended June 30, 2002, the Company increased sales prices of some products, resulting in an average sales price increase of 0.26%. The colon, the national currency of Costa Rica, experienced a devaluation of 7.53% during the same period. The devaluation rate of the colon for the nine months ended June 30, 2001 was 4.80%. For fiscal 2002, the Company mix shifted to an increase in sales of higher revenue products, when compared to fiscal 2001. The Company expects to increase its sales prices of some of its products during the rest of the fiscal year 2002.

The potential foreign exchange loss resulting from a hypothetical 10% decline in the colon/U.S. dollar exchange would have been approximately $306,000 for the nine months ended June 30, 2002, which would not have resulted in a significant impact on the results of operations or the financial position of the Company. While such a potential foreign exchange loss is not anticipated, there can be no assurance that a devaluation that could have a material impact on the Company will not occur.

Interest Rate Risk

As of June 30, 2002, the Company had outstanding debt of $42 million, of which $30 million had variable interest rates. A hypothetical increase of 10% in the interest rates would have resulted in an increase in the interest expense of approximately $237,000 for the nine months ended June 30, 2002, which would not have resulted in a significant impact on the results of operations or the financial position of the Company. While such an interest rate fluctuation is not anticipated, there can be no assurances that interest rates will not increase less than 10% in any relevant quarter or annual period.

Commodity Risk

The Company imports all of its corn and soybean meal, the primary ingredients in chicken feed, from the United States. Fluctuations in the prices of corn may significantly affect the Company's profit margin. For the nine months ended June 30, 2002, sales prices for corn and soybean meal were 2.14% above and 2.25%% below budget prices, respectively. A hypothetical increase of 6% in the purchase price of corn and soybean meal, would have resulted in an increase in cost of sales of approximately $1.1 million for the nine months ended June 30, 2002, which would not have resulted in a significant impact on the results of operations of the Company.

Stock Market

The stock market in general and the market for shares in companies that do business in Central America have recently experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. The Company's common stock may experience significant fluctuations that may be adverse and unrelated to the Company's operating performance.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pipasa is a defendant in a lawsuit brought by Polaris Holding Company in Costa Rica, pursuant to which the plaintiff in such action is seeking damages in an amount equal to $3.6 million. Pipasa was served with prejudgment liens for $1.5 million and, with the approval of the Juzgado Sexto Civil, the court with jurisdiction over the lawsuit, certain parcels of real estate owned by Pipasa have been substituted for such liens. This approval was ratified by the Superior Court on November 11, 1999, and all funds initially attached have been released and returned to Pipasa. Costa Rica law requires the posting of guarantees by a plaintiff seeking prejudgment liens and, in connection with this lawsuit, Pipasa has filed objections to the guarantee filed by the plaintiff. A ruling on these objections is pending. Pipasa has also filed pleadings in opposition to the underlying lawsuit; a ruling on these pleadings also remains pending.

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit has been dismissed without prejudice. The Florida lawsuit alleges that Aero Costa Rica, a third party, breached an aircraft lease agreement and consequently seeks recovery of remedies and damages from Pipasa, as alleged guarantor of the aircraft lease agreement. The amount sought by the plaintiff is $3.6 million. The Florida lawsuit is still pending and Pipasa's defense is based on, among other things, a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request for Admissions have been answered by Pipasa. The Company and its Chairman, Calixto Chaves, as an unrelated third party, were subject to a Request to Produce Documents to the extent each possesses information and/or documents related to the case. A hearing has been scheduled for October 2002 with respect to the defendants motion to dismiss for lack of personal jurisdiction. The Company believes the lawsuits are without merit and continues to assert an appropriate defense.

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

On April 29, 2002, the Young Action, Hotie Action, Masterjohn Action, and Bell Action were voluntarily dismissed without prejudice. In the Baldwin Action, the sole remaining proceeding, on May 13, 2002, Rica Foods, Inc. filed a Motion to Dismiss Complaint and Supporting Memorandum of Law ("Motion to Dismiss") seeking dismissal of the Complaint on numerous grounds and requesting the Court to strike all of Baldwin's class action allegations. On July 15, 2002, the Court dismissed the Individual Defendants named in the Initial Baldwin Complaint, without prejudice. On July 24, 2002, the Court granted Rica Foods' Motion to Dismiss, without prejudice. On August 7, 2002, Baldwin filed an Amended Complaint against Rica Foods and the Individual Defendants. On August 12, 2002, Rica Foods filed a Motion to Dismiss the Amended Complaint. A ruling on the Motion to Dismiss the Amended Complaint is currently pending and discovery has been stayed until the Court rules on Rica Foods' Motion to Dismiss the Amended Complaint. Regardless of the Court's ruling, Rica Foods believes the Amended Complaint is without merit and will continue to contest it and vigorously defend itself.

Except for the legal proceedings discussed above, no legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the nine months ended June 30, 2002. Except for the legal proceedings disclosed above, the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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

                        RICA FOODS, INC. AND SUBSIDIARIES



Dated:  August 19, 2002                          By: /s/ CALIXTO CHAVES
                                            ----------------------------------
                                            Calixto Chaves
                                            Chief Executive Officer



Dated: August 19, 2002                           By: /s/ NESTOR SOLIS
                                            ----------------------------------
                                            Nestor Solis
                                            Chief Financial Officer