Form 10-K
period 2002-09-30
RICA FOODS INC
filed 2003-01-13
CIK 789881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                           FOR ANNUAL AND TRANSITIONAL
                     REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended September 30, 2002

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, as of the latest practicable date, January 6, 2003, was approximately $4.479,276

The number of shares outstanding of the Registrant's common stock, par value $0.001 per share (the Common Stock), as of the latest practicable date, January 6, 2003, was 12,864,321. There are no shares of preferred stock of the Registrant outstanding.

                                RICA FOODS, INC.

                                TABLE OF CONTENTS

                                                                                              Page
                                                PART I

         Item 1   Business ..................................................................  3
         Item 2   Properties ................................................................  8
         Item 3   Legal Proceedings .........................................................  9
         Item 4   Submission of Matters to a Vote of Security Holders .......................

                                               PART II

         Item 5   Market for the Registrant's Common Stock and Related Stockholder
                    Matters ................................................................. 10
         Item 6   Selected Financial Data ................................................... 11
         Item 7   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations ........................................................... 12
         Item 7A  Quantitative and Qualitative Disclosures about Market Risk ................ 21
         Item 8   Financial Statements and Supplementary Data ............................... 23
         Item 9   Changes in or Disagreements with Accountants on Accounting and
                    Financial Disclosures ...................................................

                                               PART III

         Item 10  Directors and Executive Officers, Promoters and Control Persons ........... 23
         Item 11  Executive Compensation .................................................... 26
         Item 12  Security Ownership of Certain Beneficial Owners and Management ............ 29
         Item 13  Certain Relationships and Related Party Transactions ...................... 30

                                               PART IV

         Item 14  Controls and Procedures ................................................... 31
         Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K ........... 32

                                     PART I

ITEM 1. BUSINESS

Background

Rica Foods, Inc. (the "Company") was incorporated under the laws of the State of Utah on February 6, 1986 and undertook a public offering of its securities in 1987. In April 1994, the Company changed its state of incorporation from Utah to Nevada.

Business of the Company

The Company's operations are principally conducted through two, wholly owned Costa Rican corporations, Corporacion Pipasa, S.A. ("Pipasa") and Corporacion As de Oros, S.A. ("As de Oros") and their respective subsidiaries. Pipasa, founded in 1969, is the largest poultry company in Costa Rica with a market share of approximately 50% of the chicken meat market in Costa Rica, according to information provided by the Costa Rican Chamber of Poultry Producers, Camara Nacional de Avicultores de Costa Rica ("CANAVI"). The main activities of Pipasa include the production and sale of fresh and frozen poultry, processed chicken products, commercial eggs and concentrate for livestock and domestic animals. Pipasa has been in the poultry business for more than 30 years with more than 15 years of experience in exports.

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

The Company's subsidiaries own a total of 87 urban and rural outlets throughout Costa Rica, three modern processing plants and three animal feed plants. Due to similar business activities, the combined operations of the subsidiaries permit the Company to achieve operational efficiencies.

The Company promotes its brand names through advertisements and marketing events and considers its subsidiaries to be among the most recognized Central American chicken producers, supplying chicken in Costa Rica to Burger King, McDonalds, Quizno's, Church's Chicken, Denny's, Tony Roma's, Hardee's, Kentucky Fried Chicken, Pizza Hut franchises, Price Smart, Taco Bell and Gerber Products companies. In addition, the Company, through its subsidiaries, was selected by the McDonald's Corporation to be one of its poultry suppliers for all of Central America.

The Company's subsidiaries do not depend on the sales of only one product but rather a diversity of products available at a range of prices and presentations, which represent an important strategic strength of the subsidiaries. The Company produces and markets over 950 different products to meet consumer demands.

Segments

Information regarding the Company's segments for the last three fiscal years is set forth in Note 15 to the Company's fiscal year 2002 audited consolidated financial statements. Such information is incorporated herein by reference. The following is a brief description of the main business segments of the Company:

Broiler Chicken: Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats, according to information provided by the Junta de Fomento Avicola, a Costa Rican governmental institution. Poultry is a generic product, consumed at all social levels and is not defined by geographic markets. The popularity of poultry in Costa Rica extends beyond broiler chicken and includes chicken by-products, such as sausages and cold cuts. The Company's main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa(TM), As de Oros(TM) and Zaragoza(TM). Polls and consumer information gathered by the Company indicate that Costa Ricans eat chicken at least once a week. Chicken is sold to institutional customers, schools, hospitals, restaurants and small grocery stores.

Animal Feed: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses and domestic pets. The Company's animal feed products are sold through the Ascan(TM), Aguilar y Solis(TM), Kanin(TM), Mimados(TM) and Nutribel(TM) brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through the Mimados(TM), Kanin(TM) and Ascan(TM) brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels. The Company is currently the leader in the animal feed market in Costa Rica, with an approximate 28% market share.

Chicken By-products: Chicken by-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. Chicken by-products are one of the most profitable segments of the Company. The Company's chicken by-products are sold through the Kimby(TM), Chulitas(TM), Zaragoza(TM), Pimpollo
(TM) and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets, and sales are predominantly driven by price. The Kimby(TM) brand name is the leading seller of chicken by-products in Costa Rica.

Exports: Subsidiaries of the Company export different products to all countries in Central America and the Caribbean and make occasional exports to Hong Kong and Colombia. The Company exports the majority of its products, including broiler chicken, animal feed and pet foods.

Quick Service: Corporacion Planeta Dorado, S.A. and subsidiaries ("Restaurants") operate 27 restaurants located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. The Restaurants distinguish themselves from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

Other: This segment includes sales of commercial eggs, non-recurring sales of fertile eggs, fertilizers and raw material, among others.

Distribution Network

The Company has a distribution fleet consisting of approximately 260 product distribution trucks and supervision vehicles. Poultry delivery trucks are equipped with refrigeration chambers to ensure delivery of fresh products daily, thus maintaining the Company's reputation for fresh quality products. In addition, the Company uses independent distributors to deliver larger quantities of animal feed to some of its customers.

The Company's products are sold throughout Costa Rica, through owned or leased delivery trucks, urban and rural retail outlets that may also be owned or leased, supermarket chains and independent distributors. A majority of the total distribution of the Company's products is conducted through the Company's urban retail outlets and delivery trucks, with a smaller portion through rural outlets. The remaining distribution is serviced through the Company's processing plants. The retail outlets, mostly located in urban areas, are exclusively dedicated to the sale of the Company's products and most of these outlets are leased by the Company. As of September 30, 2002, the Company had a customer database of approximately 26,000 customers who purchase products on a regular and occasional basis.

Seasonality

The Company's subsidiaries have historically experienced and have come to expect seasonal fluctuations in net sales and results of operations. The Company's subsidiaries have generally experienced higher sales and operating results in the months from October to January, which fall in the first and second quarters of each fiscal year. This variation is primarily due to holiday celebrations that occur during these periods in which Costa Ricans prepare traditional meals, which include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

Raw Materials

The primary raw material and main component for the Company's products consists primarily of corn and soybean meal. Corn and soybean meal purchases represent approximately 35% of the total cost of goods sold and approximately 60% of raw material costs. Historically, the Company has been able to obtain a satisfactory supply of these materials.

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

The Company purchases its soybean meal through Industrias Oleaginosas, S.A. ("INOLASA"), a Costa Rican corporation, in which the Company holds a 10% equity interest. In Costa Rica, there is an applicable 5% tax for soybean meal imports, which is not levied if such imports are purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT.

Customer Relations

The majority of the Company's customers are located in Costa Rica. No single customer accounted for more than 10% of total consolidated sales, and the Company believes that the loss of any single customer would not have a material adverse effect on the Company's business.

Backlog of Orders

As of September 30, 2002, the Company had no material backlog of sales orders.

Competition

Although the Company is significantly larger and better established than any one of its domestic competitors, the Company believes it does face competitive pressures. The Company's principal competitors are other vertically integrated chicken companies domiciled in Costa Rica, who the Company believes have a market share of approximately 30% of the broiler market. The Company believes that its experience, economies of scale, and brand recognition are the primary barriers to entry for other domestic competitors. The Company's local market share also could potentially be threatened by foreign competition. The Company believes that the likelihood of a threat by foreign competitors is low for several reasons. First, the Company has a strong reputation for producing high quality products at a reasonable price. Additionally, consumers in Costa Rica prefer fresh chicken to frozen chicken. Due to transportation constraints and distance, foreign competitors would have to sell frozen chicken if they were to sell chicken in Costa Rica.

The Agriculture Ministry in Costa Rica together with the private industry sector of Costa Rica monitors all chicken entering the country to prevent the spread of Newcastle Disease in Costa Rica. The market in Costa Rica is also assisted by tariff agreements at the present time. Chicken importers must pay duties as dictated by the World Commerce Organization ("WCO") (Formerly, General Agreement on Trade and Tariffs). These agreements were reached at the Uruguay Round of the GATT negotiations, which are scheduled to end in 2004, after which it is probable that similar negotiations will continue. The agreements and current negotiations that are being carried out with the present Costa Rican government provide quotas and scaled tariffs, and permit only certain broiler chicken cuts to enter the Costa Rican market.

These agreements provide that for fiscal year 2003, only 1,227 metric tons ("MT") of poultry meat and 143 MT of poultry by-products of whole chicken parts or chicken derivatives can be imported to Costa Rica from countries outside of the Central American Common Market. This quota is taxed at a rate of 34% for poultry, 29% for poultry sausages and 19% for poultry patties. Amounts in excess of these quotas are subject to a 150% tariff, except for whole chicken, patties and breast cuts, which are subject to a 40% tariff.

Pricing

In Costa Rica, there are no laws against monopolies; however, there are laws against monopolistic practices. Companies that have a dominant market share in Costa Rica cannot arbitrarily increase prices in order to take advantage of market position. Companies also are forbidden to work in conjunction with their competitors in order to create price collusion. The Company's pricing strategies have been influenced by the devaluation of the Costa Rican colon, economic conditions and the supply and demand of the product in the market. Historically, the Company has consistently increased its sales prices in order to help mitigate the effect of the devaluation of the colon. The Company believes it has reliable historical data on consumer reactions with respect to price increases and uses this information in its strategy to counteract the devaluation of the colon.

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

Employee Compensation and Incentives

As of November 2002, the Company employed approximately 3,300 persons.

The Company believes it has good relations with its employees. Private companies in Costa Rica typically support their own workers' associations instead of organized unions. These associations offer various benefits for their employees. The success of the worker's association, Asociacion Solidarista de Empleados de Rica Foods ("ASERICA"), and the fact that there has never been a strike at the Company's facilities, reflects the quality of the management team and its ability to keep the Company's employees satisfied. ASERICA provides certain recreational facilities, healthcare and pension benefits as well as financial services to the Company's employees. This association is located on land donated by Mr. Chaves and is among the largest workers' associations in Costa Rica.

Salaries in Costa Rica are increased twice a year as dictated by the government in order to counterbalance the effect of inflation and increases in the cost of living.

At the present time, labor laws in Costa Rica require all companies to make a severance payment under certain conditions. This law requires all companies in Costa Rica to make a payment equivalent to 5.6% of an employee's yearly gross salary for every year of employment up to 8 years of labor, as part of a severance payment upon the termination of an employee. This benefit is payable after the employee's death, retirement, or termination without cause. An employee who resigns voluntarily or is terminated for cause forfeits his right to any severance benefit. Since 1991, the Company has waived the 8 year limit dictated by the labor law, and pays severance based on years of service. The Company is also required by Costa Rican law to deposit an additional 3% of each employee's yearly gross salary into a pension fund.

The Company deposits every month in ASERICA 5.33% of each employee's yearly gross salary as part of severance pay, and the employees are required to make a monthly deposit equivalent to 4% of their monthly salary as part of a savings program. Every February of each year, ASERICA pays each employee 1.33% of the 5.33% initially deposited. Amounts paid or transferred to ASERICA may not completely cover the severance payment at the time the employee leaves, since the severance payment calculation is based on the average of the last 6 months' salary. Any remaining amount owed by the Company must be settled when the employee is terminated. As of September 30, 2002, the Company has recorded an accrual in the amount of approximately $138,000 for future severance payments, which has been included in accrued expenses. The Company believes this amount is adequate based on past experience.

All employees in Costa Rica are protected by obligatory insurance with the Caja Costarricense de Seguro Social ("CCSS") and the Instituto Nacional de Seguros ("INS"), which are the government's social security and insurance programs, respectively. All companies in Costa Rica must pay the CCSS and the INS 21% and 1.74% of each employee's monthly salary, respectively. The CCSS pays 60% of the employee's normal salary during the periods in which the employee is unable to work. In addition to these benefits, employees must pay a total of 8% of their monthly salary to the CCSS in order to receive healthcare, pension and maternity care benefits, and 1% to the Banco Popular into an obligatory savings account.

Employees of the Company are provided with a profit sharing program. If either one of the Company's subsidiaries has a successful year and generates profits in excess of certain budgeted levels, that entity will distribute a percentage of its net income to its employees. This incentive is calculated monthly and distributed every two months. The Company encourages its employees to develop a career with the Company, and accordingly, in conjunction with a local university, the Company offers preferential rates for its employees. The main goal of the program is developing the Company's future management team. In addition, the Company's human resources department offers in-house and outside training for its employees in various fields, in order to assure quality in all areas. As of September 30, 2002, the Company had accrued approximately $73,000 for the profit sharing program, which was paid to employees during November 2002.

On May 29, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, 200,000 shares of the Company's Common Stock are reserved for issuance upon the exercise of options. The plan is designed to serve as an incentive for retaining and attracting persons and/or entities that provide services to the Company and its subsidiaries. As of September 30, 2002, there were no options outstanding under this Plan.

Poultry Raising Process

The poultry raising process starts with the import of one-day old breeder hens from the United States. These breeder hens produce hens (or "mother hens") that will either lay commercial eggs or fertile eggs. After approximately 24 weeks the mother hens reach their egg laying period. Fertile eggs are incubated in order to produce baby chicks. The hatching period lasts 21 days, which is divided into 19 days in hatching machines and two days in birth chambers. These baby chicks are inoculated to prevent diseases. The chicks are then brought to the Company's own raising house or to grow-out contract farmers who raise the chicken to full size (for approximately 43 days) and provide basic elements such as vitamins, formula and a balanced ration of feed.

The grow-out contract farmers are a group of 158 farmers who own their own land and facilities. These farmers have a long-term contract with the Company to raise the baby chicks to adult birds. During fiscal year 2002, grow-out contract farmers supplied approximately 58% of the total number of chickens needed by the Company. These farmers are paid according to the weight and quality of the chickens produced and the mortality rate of the chickens raised. The Company provides veterinary services and offers vaccines and chicken feed to the farmers at wholesale prices. Regardless of whether the Company or grow-out contract farmers raise the chickens, they are regularly inspected for immune deficiencies, vitamin levels and general diseases. By working in conjunction with these grow-out contract farmers, the Company has greater flexibility to increase or decrease the number of chickens raised depending on the Company's growth objectives.

Once the chickens reach the desired weight, they are taken to one of the processing plants. At the processing plants, the chickens are slaughtered and the meat packaged or processed to make chicken by-products. The Company believes that its processing facilities are among the most sophisticated and largest in the country.

Costa Rica has been declared free of Newcastle Disease, and additionally, the Company has been implementing the guidelines of the Hazardous Analysis and Critical Control Points ("HACCP"). HACCP is a prevention-based food safety system used widely throughout the food industry. It is a tool used to assess hazards and to establish controls based on the prevention of food contamination. By identifying critical points in the process flow that could lead to contamination of food products and applying control measures at each point, the likelihood of food borne illness is reduced. All new employees are trained as to the proper procedures required in handling and preparing food.

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

Environmental Compliance

The Company has been and is practicing appropriate environmental policies such as reforesting, processing and recycling of waste, producing organic fertilizer, building oxidation lagoons and sewage treatment plants. The Company's compliance with environmental laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company's financial position and results of operations. For fiscal year 2002, the Company invested approximately $400,000 in environmental projects, such as waste treatment facilities and systems to control dust and noise pollution.

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

ITEM 2. PROPERTIES

The Company conducts its operations through its production facilities and executive offices, which are all located in Costa Rica. All facilities are owned by the Company's subsidiaries, Pipasa and As de Oros. The Company owns six processing plants, two hatcheries, and various other grow-out farms, retail outlets, and restaurants. Corporate offices of the subsidiaries and most important processing plants are located in the central valley of Costa Rica. Grow-out farms are located in urban and rural areas. The Company has pledged property and equipment of approximately $8.8 million. Each of the Company's five business segments utilizes all of the Company's primary properties. The following contains descriptions of the principal facilities:

Production Area

The production area includes the following divisions: Animal Feed Production, Breeder, Hatcheries, Grow-out division, Broiler Processing, and By-products Processing. The production capacities are described below:

The Company owns three processing plants for its Animal Feed division. These plants perform activities that include grinding grains, mixing flour and packing different types of animal feed products. The facilities have a maximum capacity to produce an aggregate of approximately 391,500 tons of animal feed annually.

The Breeder division facilities are composed of galleys, which have a maximum capacity to produce approximately 62 million fertile eggs annually. The breeder hens are imported from the United States when they are one-day old.

The Hatchery division consists of two incubation plants, which the Company believes are among the most modern in Central America. The plants' incubation and hatching halls can be expanded to increase production. The Company expects that these plants will fulfill production needs for many years. The incubation facilities produce approximately 43 million chicks annually.

One day after birth, chicks are transferred to the Grow-out division. During this stage, the chicks receive three types of diet, according to growth requirements. The growth stage lasts approximately 43 to 45 days. The Company owns 23 grow-out farms, and leases 158 contracted grow-out farms where owners of these farms provide service needed to grow the chicks. The Company transfers these farmers one-day old chicks, animal feed, and provides veterinary services, technical advice and other services. Once chicks reach a target weight, the Company pays the farmers an agreed upon fee for the chickens. The facilities production capacity is approximately 31 million chickens annually, which includes grow-out farmers.

The Broiler division is divided into slaughter and pluck, coolers and retailers, packing and cuts and sub-products processes. The facilities have a maximum production capacity of approximately 59 million kilograms annually.

The By-products processing division is divided into sausage, formed, packaging, oven and cooking areas. The facilities have a maximum production capacity of approximately 9.8 million kilograms annually.

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

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit has been dismissed without prejudice. The Florida lawsuit is still pending and Pipasa's defense is based on, among other things, a lack of personal jurisdiction in the State of Florida. Interrogatories, Request to Produce Documents and Request for Admissions have been answered by Pipasa. The Company and its Chairman, Calixto Chaves, as a non-related third party, were subject to a Request to Produce Documents to the extent each possesses information and/or documents related to the case. The Company cannot ascertain the basis of the claim or the relief sought, but believes the lawsuits are without merit and intends to assert an appropriate defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company, nor can the Company assess the likelihood of an unfavorable outcome.

On or about January 8, 2002 Richard W. Baldwin, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants"). Specifically, the plaintiffs alleged violations of Section 10(b) and Section 20(A) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs in the Class Actions sought class certification, compensatory damages, pre-judgment and post-judgment interest, attorneys' fees and costs and such other relief as the Court might deem appropriate.

On July 24, 2002, the Court granted the Company's' Motion to Dismiss, without prejudice. On August 7, 2002, Baldwin filed an Amended Complaint against the Company and the individual Defendants identified above. On August 12, 2002, the Company filed a Motion to Dismiss the Amended Complaint. On November 14, 2002, the Court dismissed, with prejudice, the class action lawsuit.

No legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the fiscal year ended September 30, 2002. The Company, except for the legal proceedings disclosed above, knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol RCF. The following table presented below sets forth the market price range of the Common Stock for each quarter during the years ended September 30, 2002 and 2001, based on the high and low closing sale prices as reported on the AMEX. Such high and low sales prices reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                        Market Price Range
                                                        ------------------
                                                         High        Low
                                                         ----        ---
                           Fiscal Year 2002
                           ----------------
First Fiscal Quarter       (10/1/01 to 12/31/01)         3.89       1.30
Second Fiscal Quarter      (01/1/02 to 03/31/02)         1.50       0.45
Third Fiscal Quarter       (04/1/02 to 06/30/02)         1.56       1.00
Fourth Fiscal Quarter      (07/1/02 to 09/30/02)         1.02       0.70

                           Fiscal Year 2001
                           ----------------
First Fiscal Quarter       (10/1/00 to 12/31/00)      $ 17.44     $ 5.00
Second Fiscal Quarter      (01/1/01 to 03/31/01)         5.38       2.40
Third Fiscal Quarter       (04/1/01 to 06/30/01)         5.15       2.65
Fourth Fiscal Quarter      (07/1/01 to 09/30/01)         4.55       3.60



As of January 6, the Company had 12,811,469 shares of Common Stock outstanding and approximately 1,500 holders of record of such stock, and no shares of preferred stock were outstanding as of that date.

Dividends

The Company has never paid any dividends on its Common Stock. The Company does not anticipate paying cash dividends on Common Stock in the foreseeable future based on its expected operating cash flow requirements (see Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources). The Nevada General Corporation Law prohibits the Company from paying dividends or otherwise distributing funds to its stockholders, except out of legally available funds. The declaration and payment of dividends on the Company's Common Stock and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. No assurance can be given that the Company will pay any dividends on Common Stock in the future.

Subsidiaries' Legal Reserve

Current legislation in Costa Rica requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of total capital stock be allocated to a legal reserve. As of September 30, 2002 and 2001, the Company's Subsidiaries have allocated retained earnings of $2,039,806 and $1,853,159, respectively, for the creation of a legal reserve.

Securities Authorized For Issuance Under Equity Compensation Plans

                                                                                                        Number of
                                                        Number of                                      securities
                                                        ----------                                     ----------
                                                     securities to be       Weighted- average      remaining available
                                                     -----------------      ------------------     -------------------
                                                       issued upon          exercise price of      for issuance under
                                                       ------------         ------------------     ------------------
                                                       exercise of             outstanding         equity compensation
                                                       ------------            ------------        -------------------
                                                    outstanding options          options                  plans
                                                    -------------------          -------                  -----
Equity compensation plans approved by security
holders ........................................             0                     n/a                     192,400
                                                    --------------------    -------------------    ---------------------

Equity compensation plans not approved by
security holders ...............................            n/a                    n/a                     n/a
                                                    --------------------    -------------------    ---------------------


ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included elsewhere in this Form 10-K. The data as of September 30, 2002 and 2001 and for the fiscal years ended September 30, 2002, 2001 and 2000, are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The data as of September 30, 2000, 1999 and 1998 and for the fiscal years ended September 30, 1999 and 1998 is derived from the Company's audited financial statements not included in this Form 10-K.

                                               2002           2001           2000           1999          1998
                                               ----           ----           ----           ----          ----
                                               (In thousands of U.S. dollars, except share and per share data)
Sales                                         130,665        127,336        123,628        118,550       98,794
Cost of sales                                  87,487         86,841         83,757         77,275       71,464
Income from operations                          9,908          5,694          6,385         12,427        6,155
Income before income taxes and
   minority interest                            4,180          1,188          3,725          8,174        3,641
Net income applicable to
   stockholders                                 2,917          1,349          2,889          3,041        1,130
Basic earnings per common share           $      0.23    $      0.11    $      0.24     $     0.43   $     0.16
Diluted earnings per common share         $      0.23    $      0.11    $      0.24     $     0.42   $     0.16
Total assets                                   96,311         97,106         93,082         70,968       63,175
Lon-term debt, net of current portion          16,018         21,890         21,821         21,444       22,559
Basic weighted average number of
   shares outstanding                      12,811,469     12,810,021     11,874,190      7,122,170    7,078,949
Diluted weighted average number of
   shares outstanding                      12,811,469     12,810,021     11,878,474      7,269,769    7,113,265

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

The Company's operations are primarily conducted through its 100% owned subsidiaries, Pipasa and As de Oros and their respective subsidiaries. The Company is the largest poultry company in Costa Rica. As de Oros also owns and operates a chain of quick service restaurants in Costa Rica operated under the name Restaurantes As and Don Amado.

Seasonality

The Company has historically experienced and has come to expect seasonal fluctuations in net sales and results of operations. The Company has generally experienced higher sales and operating results in the months from October to January, which fall in the first and second quarters of each fiscal year. This variation is primarily due to holiday celebrations that occur during these periods in which Costa Ricans prepare traditional meals that include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

Fiscal Year 2002 compared to Fiscal Year 2001

For the year ended September 30, 2002, the Company generated net income applicable to common stockholders of $2,917,291 ($0.23 earnings per share), compared to $1,348,784 ($0.11 earnings per share) for the year ended September 30, 2001. For fiscal year 2002, net sales increased by 2.61% when compared to fiscal year 2001, mainly due to increases in the sales of the animal feed, by-products and export segments. Consolidated segment profit margin has also increased due to lower production costs as a result of efficiencies due to new investments in production facilities and equipments made during fiscal years 2001 and 2000.

For 2002, the trend of economic slow down continued from 2001. According to the Banco Central of Costa Rica ("BCCR"),the Gross Domestic Product increased by 2.8%, which was the same increase experienced in 2001. The inflation rate was 10% for calendar year 2002 compared to 11% for calendar 2001. The devaluation of the colon with respect to the U.S. dollar reached 10.8% for calendar year 2002, compared to 7.4% for calendar year 2001. Exports increased 3.5% in calendar year 2002 compared to a decrease of 13.9% for calendar year 2001. External investments in the country reached approximately $642 million compared to $454 million during 2001. The deficit of the government of Costa Rica increased from 4.3% in 2002 compared to 2.9% in 2001.

The following describes the performance by segment (in millions of U.S.
dollars):

       Segments:                                            2002         2001
                                                            ----         ----
            Broiler                                      $  67.87      $ 70.20
            Animal Feed                                     26.00        24.62
            By-Products                                     14.78        13.74
            Exports                                          7.94         6.18
            Quick Service                                    5.58         6.47
            Other                                            8.50         6.13
                                                         --------      -------
                Total net sales                            130.67       127.34
                                                         --------      -------
            Broiler                                         16.89        14.74
            Animal Feed                                      3.40         2.82
            By-Products                                      2.68         2.02
            Exports                                          0.80         0.45
            Quick Service                                    0.06         0.36
            Other                                            0.13         0.64
                                                         --------      -------
                Gross profit less selling expenses          23.96        21.03
                                                         --------      -------
            General and administrative expenses and
            goodwill amortization                           14.05        15.34
            Other non-operating expenses                     5.73         4.50
                                                         --------      -------
                Income before taxes and minority
                  interest                               $   4.18      $  1.19
                                                         ========      =======


The Company uses segment profit margin information to analyze segment performance, which is defined as gross profit less selling expenses as a percentage of sales, since selling expenses and costs have a direct effect on sales per segment.

Broiler sales decreased by 3.3%, mainly due to a 5.7% decrease in volume. The Company believes this decrease is mainly due to a relative reduction in consumer purchasing power due to economic conditions in Costa Rica, which causes a reduction in the consumption of Broiler Chickens. The profit margin of this segment increased from 21.0% to a 24.9%, mainly due to production efficiencies and better distribution logistics, which resulted in lower costs.

Animal Feed sales increased by 5.6% for fiscal year 2002 when compared to fiscal year 2001, which reflects a relative increase in volume and per unit sales prices. Segment profit increased from 11.5% for fiscal year 2001 to 13.1% for fiscal year 2002, mainly due to a shift in product mix to more profitable products, production efficiencies and change to more efficient distribution logistics.

By-product sales increased by 7.6% for fiscal year 2002 when compared to fiscal year 2001, mainly due to relative increase in volume and per unit sales prices. Production efficiencies and a change in the product mix to more profitable products also contributed to an increase in segment profit from 14.7% for fiscal year 2001 to 18.1% for fiscal year 2002.

Export sales increased by 28.5% for fiscal year 2002 when compared to fiscal year 2001, mainly due to an increase in sales of extruded feed and pellet feed, pet foods and baby chicks. This increase was partly offset by a decrease in the exports of broiler chickens, but not other chicken related products, to Honduras. Since March 2002, exports to the country of Honduras have been suspended due to a Honduran restriction on the import of broiler chickens. The Company is working with Governmental authorities in Costa Rica to reestablish broiler chicken exports to Honduras. Profit margin increased from 7.3% for fiscal year 2001 to 10.1% for fiscal year 2002, mainly due to a variation in the product mix to more profitable products.

Quick service sales decreased by 13.8% for fiscal year 2002 when compared to fiscal year 2001, mainly due to strong market competition. The Company believes that strong market competition also resulted in a decrease in profit margin from 5.6% to 1.1%.

Sales for the other products segment increased by 38.7% for fiscal year 2002 when compared to fiscal year 2001, mainly due to an increase in the sale of raw material. Profit margin decreased from 10.4% for fiscal year 2001 to a 1.5% for fiscal year 2002, mainly due to variations in the sales mix to less profitable products.

Operating expenses decreased by 4.4% or $1.53 million for fiscal year 2002 when compared to fiscal year 2001. The decrease was mainly due to the discontinuation of the amortization of goodwill in fiscal year 2002. General and Administrative and Selling expenses decreased mainly due to the Company's effort to improve efficiencies and adopt cost reduction measures. Operating expenses represented 25.5% and 27.3% of net sales for fiscal years 2002 and 2001, respectively.

For fiscal year 2002, non-operating expenses increased by 27.1%, mainly due to an increase in the devaluation rate in Costa Rica, which resulted in an increase in the foreign exchange loss, and the absence of offsetting gains from the sale of fixed assets in fiscal year 2002 when compared to fiscal year 2001.

The Company's income tax expense was $1,041,596 for fiscal year 2002, compared to a benefit of $390,833 for fiscal year 2001. Effective rates for fiscal years 2002 and 2001 were 24.9% and -32.9%, respectively. The variation is mainly due to the elimination of significant tax benefits in Costa Rica and an increase in taxable income for fiscal year 2002. During 2001, the government of Costa Rica enacted changes in the income tax law, applicable for fiscal years ending after September 30, 2001. Such changes provide, among other things, the elimination of the restatement of property, plant and equipment, thereby significantly reducing the related tax depreciation; and elimination of the one-time deduction equivalent to 50% of the prior year's investment in property, plant and equipment to be used in agricultural and industrial activities.

For September 30, 2002 and 2001 the Company established a full valuation allowance for the tax depreciation resulting from the restatement of property, plant and equipment. The Company believes that it is more likely than not that this depreciation will continue to be deductible in the future, and has therefore, recorded a full valuation allowance.

The Company also included the effect of net operating loss carry forwards related to operations in the United States to determine the valuation allowance for 2002 and 2001. Management believes that it is more likely than not that these net operating losses will not be utilized in the future, based on the projected financial performance of Rica Foods, Inc. in the United States.

Fiscal Year 2001 Compared to Fiscal Year 2000

The Company's operations resulted in a $0.11 diluted earnings per share for the fiscal year ended September 30, 2001, as compared to a $0.24 diluted earnings per share during the fiscal year ended September 30, 2000. Results of operations for fiscal year 2001, when compared to fiscal year 2000, were negatively impacted by adverse economic factors that have affected Costa Rica, as well as North and Central America. According to information issued by the BCCR, commodity exports for Costa Rica for the year ended September 30, 2001 decreased by 18.97% when compared to the year ended September 30, 2000. This decrease was mainly due to the economic slow-down in the United States, which according to information issued by the BCCR, purchased 52.5% of total exported commodities during fiscal year 2000. Other external factors that have negatively impacted the Costa Rican economy include increases in the international price of oil, decrease in international prices of coffee and banana and investments from external sources during fiscal year 2000, which has continued through fiscal year 2001 according to information issued by the Ministry of Foreign Commerce of Costa Rica. However, the Costa Rican economy has recently experienced positive factors such as a devaluation rate of only 6.77% for the year ended September 30, 2001, which had been the lowest since March 1994, according to information issued by the BCCR, while variations in the inflation rate during the same period have been below the average for the same period.

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

The decrease in the Costa Rican consumer's purchasing power affects the overall demand for goods and services in Costa Rica, including the demand for the Company's products. As a result, sales for some segments of the Company, mainly the broiler and by-products segments, fell short of expectations. In response, the Company has temporarily lowered the sales price of certain products, mainly in the broiler and by-products segments, and shifted its product mix to include lower priced products which, in the aggregate, have contributed to lower sales for fiscal year 2001, than those that were budgeted for the Company. During the quarter ended September 30, 2001, the Company increased sales prices of those products directed towards customers with higher purchasing power, which resulted in an increase in sales and profit ratios. The Company plans to increase its sales prices periodically during the next fiscal year, depending on the economic outlook of the Company.

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

Animal feed sales increased by 9.8% for fiscal year 2001 when compared to fiscal year 2000. The increase is attributable to an increase in sales volume of 6.5%, primarily in the pet food and pellet line of products, resulting from an increase in market share and increase in sales of higher profit products. Segment profit margin increased from 10.9% for fiscal year 2000 to 11.5% for fiscal year 2001, mainly due to operating efficiencies as a result of capital investments and a shift in the product mix to higher profit products.

Sales of by-products increased by 17.5% for fiscal year 2001 when compared to fiscal year 2000. This increase was primarily due to a sales volume increase of 29.9%, offset by temporary decreases of sales prices for some products offered by the Company. Sales for fiscal 2001 include sales of the new Zaragoza brand name. The temporary decrease in sales prices offered, variations in the sales mix to include more lower profit products and an increase in the cost of raw materials contributed to a decrease in the segment profit margin from 23.1% for fiscal 2000 year to 14.7% for fiscal year 2001.

Export sales increased by 35.5% for fiscal year 2001 when compared to fiscal year 2000, mainly due to increased sales of broilers to Honduras, fertile eggs, pet food products and live chicks. Segment profit margin increased from 0.4% to 7.3% due to lower operating expenses and variations in the sales mix to more profitable products and increases in the sales volume.

Sales for the quick service segment continue to be negatively affected by greater competition and market saturation. Sales for fiscal year 2001 decreased by 19.4% when compared to fiscal year 2000. Segment profit margin increased from 4.1% for fiscal year 2000 to 5.6% for fiscal year 2001, mainly due to an increase in operating efficiencies and lower production costs.

Sales for the other segments increased by 77.7% for fiscal year 2001 when compared to fiscal year 2000. This increase is attributable to the increase in the sale of commercial eggs. Segment profit margin decreased slightly from 11.0% for fiscal year 2000 to 10.4% for fiscal year 2001, primarily due to variations in the sales mix. Sales of other products represented 4.8% and 2.8% of total net sales for the years ended September 30, 2001 and 2000, respectively.

Operating expenses increased by 3.9% for fiscal year 2001 when compared to fiscal year 2000. Operating expenses represent 27.1% of net sales for the years ended September 30, 2001 and 2000. The increase is primarily due to general increases in professional services, advertising, employee payroll in accordance with the Company's policies, increase in vehicle leasing as a result of new distribution routes and the substitution of old vehicles, offset by lower operating expenses from the quick service and export segments.

Other expenses increased by 69.4% for fiscal year 2001 when compared to fiscal year 2000. The increase is primarily due to an increase in interest expense and foreign exchange losses resulting from an overall increase in debt.

The Company's income tax resulted in a benefit of $390,833 for fiscal year 2001, compared to an expense of $80,223 for fiscal year 2000. The tax benefit for fiscal year 2001 is the result of deferred income taxes. The benefit is mainly the result of temporary differences recognized between the financial statement and tax basis.

Financial condition

As of September 30, 2002, the Company had $2.73 million in cash and equivalents. The working capital deficit was $9.78 million and $10.31 million as of September 30, 2002 and 2001, respectively. The current ratios were 0.79 and 0.76 as of September 30, 2002 and 2001, respectively.

Cash provided by operating activities amounted to approximately $6.29 million and $4.01 million for fiscal years 2002 and 2001, respectively. The increase is mainly due to increases in net income and accounts payable, partly offset by increases in accounts receivables and inventories. Due to the Company's increased use of vendor financing in lieu of credit facilities, accounts payable balances have increased as inventory balances have increased.

Funds used for investing activities for fiscal year 2002 totaled approximately $6.09 million, compared to $8.80 million for fiscal year 2001. The Company invested $5.0 million in property, plant and equipment for fiscal year 2002, compared to $8.40 million for fiscal year 2001. Historically, the Company has made significant capital investments in property, plant and equipment in order to obtain operating efficiencies, allow expansion into international markets and develop new products. As a result, capital expenditures for fiscal year 2002 are primarily related to replacing equipment. In June 2002, the Company sold assets for approximately $2 million, which was originally acquired with external financing. This sale was used as a financial strategy to decrease outstanding debt. During fiscal year 2002, the Company also invested in other assets of strategic importance. Although the book value of the Company's property, plant and equipment has decreased since September 30, 2001, the Company believes the productive capacity has not been materially impacted. The book value of property, plant and equipment decreased mainly as a result of translation adjustment, depreciation, and retirement or sale of assets.

Cash used for financing activities for fiscal year 2002 amounted to $4.41 million compared to cash provided by financing activities amounting to $3.35 million during fiscal year 2001. In the fiscal year ended September 30, 2002, the Company retired $27.6 million and $10.1 million of short-term and long-term debt, respectively, and incurred $26.5 million and $6.1 million of new short-term and long-term debt, respectively.

The Company owns virtually all of the property, plant and equipment it uses in its production facilities and financial headquarters in Costa Rica, of which some assets are pledged as security for the credit facilities described below aggregating to $6.9 million. In addition, $1.9 million of assets are being pledged as collateral for Polaris litigation. The Company leases or rents virtually all of the assets it uses in its distribution and retail operations. The Company has operating leases for vehicles, cooling equipment and building facilities for its restaurants and retail outlets

The Company has been reliant and continues to rely upon cash from operations, short-term bank lines of credit, vendor financing, and long-term debt to provide cash to finance its operational, investing and financial activities.

Short-Term Debt

As of September 30, 2002, the Company had arranged 11 short-term lines of credit and commitments (the "Lines of Credit") with banks and raw material suppliers for a maximum aggregate principal amount of $25.8 million, of which $23.2 million has been utilized.

As of September 30, 2002, Notes payable amounted to $17.1 million, and are due from October 2002 through September 2003 and bear annual interest at rates ranging from 4.53% to 11.50% in U.S. dollars and from 16.2% to 20.0% in Costa Rican colones. As of September 30, 2002, Lines of Credit with a maximum principal balance of $7.04 million were secured by property with an estimated market value of approximately $2.14 million. The other Lines of Credit are not secured by assets of the Company.

As of September 30, 2002, $7.27 million of the Lines of Credit with raw material suppliers are included in accounts payable on the Company's balance sheet.

Long-Term Debt

As of September 30, 2002, Long-term debt amounted to $24.2 million of which $8.2 million in principal amount was due in the short-term. As of September 30, 2001, Long-term debt amounted to $28.1 million, of which $7.2 million in principal amount was due in the short-term. Long-term debt is primarily denominated in U.S. dollars and bears interest at rates that range from 2.47% to 11.96% in U.S. dollars and 24.00% to 24.5% in colones. As of September 30, 2002, Long-term debt amounting to $4.9 million was secured by property valued at $4.8 million.

As of September 30, 2002, the Company had long-term line of credit agreements with banks for a maximum aggregate amount of $3.2 million, of which $1.7 million had been drawn, bearing interest rates of 8.75% and 10.83%, and are unsecured. Bank loans are due from November 2002 to October 2008.

As a general practice in Costa Rica, banks require high-ranking executives of the companies to serve as guarantors of loans. Accordingly, Mr. Calixto Chaves and/or Mr. Jorge Quesada personally guaranteed (the "Guarantee Services") the repayment of Lines of Credit, and the Short and Long-Term Bank Lines. As of September 30, 2002, Mr. Chaves and Mr. Quesada had provided Guarantee Services with respect to bank lines with a maximum principal balance of $27,279,083 and $13,349,083, respectively. The Company believes that it is, and in the near future will be substantially dependent on Mr. Chaves, Mr. Quesada, or another third party to provide the Guarantee Services in order for the Company to secure financing on terms comparable to the terms provided by the Lines of Credit and Long-Term Bank Lines. Neither Mr. Chaves nor Mr. Quesada have an obligation to provide Guarantee Services to the Company in the future.

During the first quarter of 1998, the Company completed a private placement with Pacific Life Insurance Company ("PacLife") of $20 million in notes payable bearing an annual interest rate of 11.71%, (11.96% beginning in January 2001) and comprised of $8 million in Series A Senior Notes and $12 million in Series B Senior Notes (collectively, the "Notes"). The Notes are not secured by the Company's assets. However, Pipasa and As de Oros serve as guarantors of the Notes. The principal amount of the Notes is payable in five consecutive annual installments of $4 million each commencing January 15, 2001. Interest is payable semiannually on the unpaid balance until the principal amount is paid in full.

In connection with the issuance of the Notes, the Company entered into certain negative covenants (the "Negative Covenants") in favor of PacLife. More specifically, among other things, the Company covenanted to refrain from participating in any material transaction, except transactions in the ordinary course of business with arms-length terms with any person (other than a subsidiary) which directly or indirectly through one or more intermediaries controls, is controlled by, or is in common control with the Company. The Company further agreed that it would not incur additional debt unless that ratio of the Company's consolidated total debt to the Company's consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") was less than 3 to 1. (the "New Debt Covenant"). Likewise, the Company agreed to restrict its subsidiaries from incurring any additional debt unless the sum of (i) the total debt outstanding of all subsidiaries and (ii) debt secured by liens does not exceed .5 times the Company's EBITDA (the "Subsidiary Debt Covenant"). The Company also covenanted that it would not create or incur any lien securing its consolidated total debt unless the sum of (i) the debt secured by such liens and
(ii) the debt incurred by the Company's subsidiaries pursuant to the Subsidiary Debt Covenant would not exceed .5 times the Company's consolidated earnings before interest, taxes, depreciation, and amortization and the debt could be incurred by the Company pursuant to the New Debt Covenant. The Notes contain a provision requiring the Company to pay PacLife a fee in the event the Notes are satisfied prior to their scheduled maturity.

The Company has paid PacLife all principal and interest due under the Notes in accordance with the term of the Notes.

As of January 14, 2002, the Company obtained a waiver of certain possible breaches of the Negative Covenants contained in the amended and restated note purchase agreement dated December 28, 2001, among Rica, Pipasa, As de Oros, and PacLife (the "Amended Agreement"). The potential breaches did not involve any payment violation. The Company has made all required payments to PacLife, including a payment of $4.96 million of principal and interest in January 2002 and a payment of $750,000 of interest in July 2002. In addition, the Company expects to make the next required principal and interest payment of $4.7 million by January 15, 2003. Thereafter, the principal amount of Notes will be reduced to $8 million.

As of September 30, 2002 and December 31, 2002, the Company had regained compliance with the provisions of all except one of the Note's covenants regarding transactions with affiliates (the "Affilitate Covenant"). However, PacLife has granted the Company a conditional waiver with respect to the Company's breach of the Affiliate Covenant. As a condition to the waiver, the Company has agreed that the aggregate amount of the loans to affiliates shall not be increased at any time, and, if any of such loans are repaid, neither the Company nor any of its subsidiaries shall make any additional affiliate loans.

Obligations under short-term and long-term debt and operating leases as of September 30, 2002 are as follows:

                                                Payments due by Period
                                                ----------------------
                                 Total         Less than 1 Year     1-3 years       4-5 years
                                 -----         ----------------     ---------       ---------
Short-term debt              $ 17,074,336        $ 17,074,336     $          -      $        -
Long-term debt                 24,209,090           8,190,702       14,948,084       1,070,304
Leases                          1,778,467           1,337,982          440,485               -
                             ------------        ------------     ------------      ----------
Total                        $ 43,061,893        $ 26,603,020     $ 15,388,569      $1,070,304

The Company projects that it will need to satisfy at least $26.6 million of short-term debt, long-term debt and capital lease payments within the fiscal year ended September 30, 2003. The Company also projects that it will seek to acquire the use of additional $6 million of property, plant and equipment within fiscal 2003, the use of which equipment may be secured by purchase or lease. Aside from cash generated from operations and the financing sources previously described, the Company has not secured financing to satisfy the Company's projected capital needs.

The Company expects to continue to generate cash from operations and has been seeking to conserve its capital resources by leasing and renting items of property, plant and equipment. The Company has used lines of credit as a means of financing for more than 25 years, and has historically been able to increase limits on its lines of credit when necessary.

Although the Company has been exploring more cost efficient and longer term sources of capital, the Company has not yet secured an alternative long-term financing source that would insulate it from the risks associated with a loss of one of its relatively short-term capital sources. Nevertheless, management expects that there will be sufficient resources available to meet the Company's cash requirements for the next 12 months.

Potential Acquisitions

The Company is continuing to explore the acquisition of majority of the outstanding common stock of Industrias Avicolas Integradas, S.A. ("Indavinsa"), and Avicola Core Etuba Ltda. ("Core"), both engaged in the production and distribution of poultry. The Company is closely evaluating the performance of these companies to determine if, when and how the Company should integrate its business with the acquisition targets, and has postponed indefinitely investments in these two companies.

As with any business acquisition, there can be no assurance that the Company will close these acquisitions and there can be no assurance that these acquisitions efforts will prove to be beneficial to the Company. Even if the Company's board of directors, audit committee and management team believe the Company should pursue a development or acquisition opportunity and successfully negotiate the contracts critical to such venture, the Company anticipates that it may be required to seek the consent of PacLife and potentially certain other third parties before initiating development efforts or concluding an acquisition. The Company will continue to evaluate financial performance and giving the necessary collaboration in order to obtain the necessary judging elements to arrive to a definite decision.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies (see Note 1 to the Company's audited consolidated financial statements), the following may involve a higher degree of judgment and complexity.

Impairment of long-lived assets and goodwill: The Company assesses long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If impairment indicators are present, the Company must measure the fair value of the assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" to determine if adjustments are to be recorded. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective asset.

Although to date the Company's assessment has not required it to record any impairments of long-lived assets, if the estimates and assumptions used to make such assessment should change in the future, the Company could be required to record impairment charges. On October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and was required to assess its goodwill for impairment issues upon adoption, and then at least annually thereafter. During the year ended September 30, 2002, the Company was not required to record any impairment losses related to goodwill and other intangible assets.

Contingent liabilities: We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Management's judgment is based on a review of all cases brought against it in collaboration with the Company internal and external legal council to determine the amount of any claims and the likelihood that such claim will be successful. Accounting for contingencies such as environmental and legal matters requires us to use our judgment. The outcome of some of these cases and the monetary or other awards can be very difficult to estimate, so that an error in the estimate can have very significant, but unpredictable effects on the Company. As of September 30, 2002, the Company performed an analysis of these contingencies and estimated that no reserve was required.

Provision for severance pay: At the present time, labor laws in Costa Rica require all companies in Costa Rica to make a payment equivalent to 5.6% of an employee's yearly gross salary for every year of employment, as part of a severance payment upon the termination of an employee. The Company deposits every month 5.33% of each employee gross salary, of which 1.33% is paid every February of each year, and the remaining 4% deposited in ASERICA is paid upon termination. Amounts paid or transferred to ASERICA may not completely cover the severance payment at the time the employee leaves, since the severance payment calculation is based on the average of the last 6 months' salary. Any remaining amount owed by the Company must be settled when the employee is terminated. As of September 30, 2002, the Company has accrued approximately $138,000 for future severance payment which is included in accrued expenses. The Company believes the amount is adequate based on past experience. The Company must assess the adequacy of the provisioned amount, which is estimated using historical experience and other critical factors. The assumptions used to arrive at provisioned amounts are reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Income taxes: The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing a valuation allowance for a deferred tax asset, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would need to be adjusted. As of September 30, 2002 and 2001, the Company had valuation allowances amounting to $2,921,271 and $3,646,594, respectively.

Allowance for doubtful accounts: The allowance for doubtful accounts reflects estimated losses resulting from the inability to collect required payments from our customers. The allowance for doubtful accounts is based on management's review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory: Inventories are stated at the lower of cost or market and their cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. The costs associated with breeder hens during their growth period are capitalized as inventories until they reach their production stage, which is approximately 20 weeks after they hatch. Capitalized costs are amortized over the productive life of the hens utilizing the unit of production method. The productive life of hens is estimated based on historical data. Finished products, raw materials and other supplies are regularly evaluated to determine that market conditions are correctly reflected in their recorded carrying value. An inventory obsolescence provision is provided based upon conditions such as aged products, low turnover, or damaged or obsolete products.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Property plant and equipment acquired through purchase method accounting reflect market value at the date of acquisition. Management must evaluate whether improvements to property, plant and equipment that extend their useful lives are capitalized or expensed. The Company uses the straight-line method over the estimated useful live. Useful lives assigned to depreciable assets are based on guidelines used for manufacturing companies.

Impact of Recently Issued Accounting Standards

Effective July 1, 2001 and January 1, 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets," respectively. SFAS No. 141 requires all business combinations entered into after June 30, 2001 to be accounted for under the purchase method and specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. The Company elected to early adopt the provisions of SFAS No. 142 effective October 1, 2001.

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. The cost of intangible assets with determinable useful lives continues to be amortized over the useful lives of the assets. In connection with the transition provisions for adopting this standard, the Company performed a transitional impairment test using discounted cash flows and found no impairment. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite-lived intangible assets effective October 1, 2001. Had the provisions of SFAS No. 142 been in effect during fiscal years 2001 and 2000, a reduction of amortization expense and an increase in net income of $787,535 and $953,828 or an increase of $0.06 and $0.08 per share, respectively, would have been recorded.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on October 1, 2002 and does not expect it to have a material impact on the Company's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of," and establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying value or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on October 1, 2002 and does not expect it to have a material effect on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 will have a material impact on its financial position, results of operations or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

General

Market risks relating to the Company's operations result primarily from changes in currency exchange rates, interest rates and commodity prices. The sections below describe the Company's exposure to interest rates, foreign exchange rates and commodities prices. The sensitivity analyses presented below are illustrative and should not be viewed as predictive of future financial performance. Additionally, the Company cannot assure that the Company's and/or its subsidiaries' actual results in any particular year will not differ from the amounts indicated below.

Foreign Exchange Risk

The subsidiaries of the Company operate in Costa Rica and are exposed to market risk from changes in U.S. currency exchange rates. Foreign exchange risk derives from the fact that the Company makes its payments in U.S. dollars for the majority of its imported raw materials and bank facilities, and its revenues are mostly denominated in colones. The Company does not currently maintain a trading portfolio and does not utilize derivative financial instruments to manage such risks. To mitigate its exposure to variations in devaluations, the Company periodically increases sales prices of some of its products during the year, varies the product mix to those with higher profit and seeks efficiencies in its costs. In addition, the company seeks to increase its exports sales. For fiscal year 2002, export sales increased by 28.48% when compared to fiscal year 2001.

The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica (Banco Central). For the last 20 years, Banco Central has utilized the crawling peg method whereby the colon is devalued daily on a systematic basis.

As of September 30, 2002, the Company had outstanding indebtedness of approximately $41.5 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase during the year in the devaluation of the colon/dollar exchange rate would be approximately $408,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar- denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical decline would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of September 30, 2002, the Company had outstanding a total of approximately $41.5 million in loans and other debt, of which $29.5 million bore variable interest rates, based primarily on LIBOR or U.S. Prime Rate for its colones and dollar-denominated indebtedness. A hypothetical, simultaneous and unfavorable change of 10% in the Company's variable rate in effect as of September 30, 2002 would result in a potential increase in interest expense of $309,000. The sensitivity analysis model may overstate the impact of the Company's interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company purchases its corn through the Chicago Board of Trade ("CBOT") and has been actively hedging its exposure to corn price fluctuations since 1991. The Company's strategy is to hedge against price increases in corn and soybean meal, and it is not involved in speculative trading. Contract terms range from one month to six months. The Company buys directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company's hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company bases its target prices on the worst case price assumptions (i.e. high prices). The prices paid by the Company for corn and soy bean meal were 0.95% and 0.02% below its budgeted prices, respectively, for the year ended September 30, 2002. The Company purchases its soybean meal through a company in Costa Rica, INOLASA, in which the Company holds a 10% equity interest. In Costa Rica, there is an applicable 5% tax for soybean meal imports, which is not levied if such imports are purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT.

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges during fiscal 2002 or 2001. The Company expects that losses in the amount of $96,989 recorded in other comprehensive loss as of September 30, 2002, related to cash flow hedges, will be recognized within the following 3 months.

The Company has a $500,000 credit line with Futures U.S.A., Inc. ("FIMAT") and draws upon this credit line to cover its initial margin deposit. The interest rate paid on this line of credit averages an annual rate of less than 10% on drawn amounts.

For the year ended September 30, 2002, a hypothetical 10% increase in the monthly price of corn and soybean meal would have resulted in an increase in cost of sales of approximately $2.14 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required by this item is incorporated by reference to the Independent Auditor's Report included on page F-2 and from the consolidated financial statements and supplementary data on pages F-3 through F-27 on this Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The directors and executive officers of the Company, their ages and present positions held in the Company, as of the date hereof, are as follows:

Name                                         Age         Position Held

Calixto Chaves .............................  56    Chairman, Chief Executive
                                                    Officer, and President and
                                                    Director

Carlos Zamora ..............................  41    Chief Operating Officer

Federico Vargas ............................  69    Director and Chairman of the
                                                    Audit Committee

Jorge M. Quesada ...........................  53    Director, Treasurer and
                                                    Executive President of
                                                    Pipasa and As De Oros

Luis J. Lauredo ............................  53    Director and Member of the
                                                    Audit Committee

Alfred E. Smith, IV ........................  50    Director

Monica Chaves ..............................  30    Director and Secretary,

Gina Sequeira ..............................  32    Chief Financial Officer

Pedro De Mattheu ...........................  61    Director and Member of the
                                                    Compensation Committee

Grant "Jack" Peeples .......................  71    Director and Member of the
                                                    Audit Committee

Jose Zamora ................................  49    Production Vice President

The Company's directors will serve in such capacity until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. The officers serve at the discretion of the Company's directors. Calixto Chaves and Monica Chaves are father and daughter. Monica Chaves, Jose Pablo Chaves, Carlos Zamora and Jorge M. Quesada are the daughter, son, cousin and brother-in-law of Calixto Chaves, respectively. Otherwise, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Mr. Calixto Chaves. Mr. Chaves is Chairman of the Board, Chief Executive Officer and President of the Company and has served as such since 1996. Mr. Chaves also founded Pipasa in 1969 and has since served as its Chairman of the Board. He currently serves on the board of directors of Central American Oils and Derivatives, S.A. and American Oleaginous Industry. From 1994 to 1996, he was a board member of Cerveceria Americana, a private brewery. In 1994, he served as an advisor to the President of Costa Rica and the Ministry of Economic Business Affairs. From 1983 to 1985, he was a member of the Board of Directors of the Sugar Cane Agricultural League. From 1982 to 1986, he served as Minister of the Costa Rican Ministry of Industry, Energy and Mines and became Minister of Natural Resources in 1986.

Dr. Carlos Zamora. Dr. Zamora has served as the Chief Operating Officer of the Company since July 2001. Dr. Zamora served as the Vice President of the Live Production division of Pipasa from 1999 to July 2001. From 1997 until 1998, Dr. Zamora served as the general vice president of As de Oros, and was responsible for the merger and integration of Pipasa and As de Oros. For ten years prior to the merger, Dr. Zamora served in various capacities in the Company's Integrated Poultry Production Systems. Dr. Zamora obtained his Doctorate degree in Veterinary Medicine from the Universidad Nacional of Costa Rica in 1988.

Dr. Federico Vargas. Dr. Vargas has been a member of the Board of Directors since August 1996 and Chairman of the Audit Committee. Dr. Vargas has also served on the board of directors of Pipasa since January 1995, served on the board of directors of Restaurante As de Oros, a subsidiary of As de Oros, from November 1999 until June 2001, and served as a member of the board of directors of Financiera Belen from February 1999 until July 2001. He has served as a Professor of Economics and Social Sciences at the University of Costa Rica from 1963 to the present. Dr. Vargas has been extensively involved in political activities since 1974. From 1990 to 1994, he served as a Deputy in the Costa Rican Assembly. From 1993 to 1994, he was Chairman of the Legislative Section of the Partido Liberacion Nacional of Costa Rica. Prior to 1990, Dr. Vargas held a number of political offices including Minister of Finance on two occasions, Ambassador of Costa Rica to the United States, Ambassador of Costa Rica to the Organization of American States, Counselor to the President of Costa Rica in Finance and External Debt, with the rank of Minister of Economics, and Advisor to the President of Costa Rica. Dr. Vargas serves on the boards of directors and advisory bodies of numerous charitable and educational organizations and is the author of a number of publications in economic and educational matters. He obtained his Bachelor's degree in Business Administration from Nichols College in Massachusetts in 1954 and his Ph.D. from the University of Colorado in 1967. He has also attended the Wharton School of Finance and Commerce at the University of Pennsylvania. Dr. Vargas graduated from the University of Costa Rica with a degree in Business Administration.

Mr. Jorge M. Quesada. Mr. Quesada has been a member of the Board of Directors of the Company since August 1996 and was the Company's Chief Financial Officer from August 1996 to September 1998. Mr. Quesada served on the Company's Audit Committee from August 1996 until June 2001. Mr. Quesada has held numerous positions with Corporacion Pipasa, S.A. since 1985, and was its Executive Vice President from 1990 to 1999. Mr. Quesada served as the Executive President of Pipasa and Corporacion As de Oros, S.A. ("As de Oros") since March 1, 1999. He was a member of the board of directors of Banco de Fomento Agricola (d/b/a Banco Cuscatlan) from 1991 to 1996. From 1987 to 1991, he was on the board of directors of Financiera Belen, S.A. Mr. Quesada has conducted numerous seminars regarding marketing topics. He obtained his Degree in Business Administration, with emphasis on Public Accounting, from the University of Costa Rica in 1984.

Honorable Ambassador Luis Lauredo. Mr. Lauredo has served as Director and a member of the Audit Committee of the Company since August 2001. Mr. Lauredo also served as a director from August 1996 until December 1999, at which time he resigned to serve as the United States Ambassador to the Organization of American States. Mr. Lauredo served as Ambassador until June 2001. Mr. Lauredo served as the Chairman of the Audit Committee from August 1996 to July 2000. Mr. Lauredo joined the law firm of Hunton & Williams in July 2001 and works out of its Miami and Washington, D.C. offices, focusing on international trade and governmental affairs. Mr. Lauredo is and has served as a director of Colonial Bank of South Florida since October, 2001. From 1995 to 1999, Mr. Lauredo was President of Greenberg Traurig Consulting, Inc., an affiliate of the international law firm, Greenberg Traurig, Hoffman, Lipoff, Rosen & Quentel. From 1994 to 1995, he was Executive Director of the Summit of the Americas. From 1992 to 1994, he was a Commissioner on the Florida Public Service Commission, as well as Chairman of the International Relations Committee of the National Association of Regulatory Utility Commissioners. In his career, Mr. Lauredo has held a number of positions in the banking industry, including Senior Vice President of the Export-Import Bank of the United States of America. He has represented the President of the United States as special U.S. Ambassador to the inaugurations of the Presidents of Columbia, Venezuela, Brazil, and Costa Rica. He also served as a founding Director of the Hispanic Council on Foreign Affairs (Washington, D.C.). Mr. Lauredo received his B.A. from Columbia University in New York City and has attended the University of Madrid in Spain and Georgetown University Law Center in Washington, D.C.

Mr. Alfred E. Smith, IV. Mr. Smith has been a member of the Board of Directors of the Company since June 1, 1994. Mr. Smith has been the Managing Director of the Wall Street firm of Bear Wagner since April 2001 and was the Managing Director of Hunter Specialists, LLC, New York, from January 1997 to April 2001. From 1979 to 1996, he was with CMJ Partners, a New York Stock Exchange member firm. Mr. Smith is the Chairman of the Government Relations Committee of the New York Stock Exchange,

Director and Secretary of the Alfred Emanuel Smith Memorial Foundation, Chairman of the Cardinal's Committee for the Laity-Wall Street Division since 1985, Founder and Chairman of Hackers for Hope since 1989, Director of the Center for Hope since 1989, a Director at the Catholic Youth Organization until 1997, member of the President's Council of Memorial Sloan Kettering Hospital since 1986, and a member of the New York City Advisory Board of the Enterprise Foundation. Mr. Smith is also a member of the Board of Trustees of St. Vincent's Hospital and Medical Center, since 1986, and the Cavalry Hospital since 1998, and was a member of the Board of Trustees of Iona Prep School, Saint Agnes Hospital, and Our Lady of Mercy Medical Center. Mr. Smith is a member of the Association of the Sovereign Military Order of Malta. He has received numerous awards for his charity humanitarian work, including "Wall Street 50" Honoree Humanitarian Award, Terence Cardinal Cooke Center in 1999; Man of the Year Award at Iona Prep in 1986, Club of Champions Gold Medal Award of the Catholic Youth Organization, Ellis Island Medal of Honor, the National Brotherhood Award of the National Conference of Christians and Jews, the Graymoor Community Service Award by the Franciscan Friars of the Atonement, the American Cancer Society's Gold Sword of Hope Award, and the Terence Cardinal Cooke Humanitarian Award by Our Lady of Mercy Medical Center. Mr. Smith was educated at Villanova University.

Ms. Monica Chaves. Ms. Chaves has served as a Director and the Secretary of the Company since 1996 and as a director of Pipasa since October 1999. Ms. Chaves joined Pipasa as assistant manager in the company's Finance Division in 1991 where she was in charge of Pipasa's Special Investment Department. In 1996, when the Company went public, Ms. Chaves assumed the Company's Investor Relations Department. Ms. Chaves has served as the Vice President of Administration of Pipasa and As de Oros since March 1, 1999. Ms. Chaves received a Bachelor's degree in Business Administration from Saint Michaels College, Vermont. Ms. Chaves is the daughter of Mr. Calixto Chaves.

Ms. Gina Sequeira. Ms. Sequeira was appointed Chief Financial Officer on November 8, 2002. Ms. Gina joined the Company in April 1996 and has served in the financial /accounting area of the Company. She obtained her degree in accounting from the Universidad Internacional de las Americas in 1994, and has been a member of the Institute of Certified Public Accountants of Costa Rica for 4 years. Ms. Sequeira worked in external auditing before joining the Company.

Mr. Pedro J. De Matheu. Mr. De Matheu has served as a Director and a Member of the Compensation Committee of the Company since August 2001. Mr. De Matheu was born in Santa Ana, El Salvador. He attended college at the University of Arizona where he obtained his Bachelor's degree in Agriculture Science in 1964, and his Master's degree in Science, focused on Animal Nutrition, in 1966. After completing his studies at the University of Arizona, Mr. De Matheu became Hoffman Taff Western's (of Ontario, California) Technical Service Representative. He also served as a Technical Director and Assistant to the President, as well as Consultant of the biggest feed mill in California and Arizona. He introduced the Feed Formulation Least Cost Linear Programming method, and developed antibiotic, vitamin and mineral pre-mix formulas. He also coordinated the technical staff activities such as sales and feed mill. From December 1970 until November, 1999, Mr. De Matheu served as the Manager of the Animal Health Division, at Pfizer, A.S. for Central America and Panama, where he developed, among other activities: a small business in Central America which rose quickly to become number one in the field; established a marketing and sales department; coordinated the development and implementation of marketing plans, including launching of new products that are still leaders in the field; worked as a poultry advisor for Central American poultry integrations; created animal health symposiums for the Central American and the Caribbean area, and participated as an orator in National and International Congresses about Animal Health and Agriculture. From December, 1999 until December 2000 Mr. De Matheu served as Pfizer's Director of the Animal Health Group in NOLA (Mexico, Central America and Venezuela), where he established the basis for a new stage of Animal Health Group. Mr. De Matheu currently manages a family business in El Salvador.

Mr. Grant "Jack" Peeples. Mr. Peeples has served as a Director and a member of the Audit Committee since August 2001. He served in the Korean War as an Airborne Infantry Officer and Rifle Company Commander. He was awarded Combat Infantryman Badge, Bronze Star for Valor and Purple Heart. He graduated from the University of Florida College of Law in 1957, joined the law firm of former Governor Leroy Collins in Tallahassee, Florida. Mr. Peeples was appointed as Legislative Counsel to Governor Collins in 1958 and appointed to the Governor's Cabinet as State Beverage Director in 1959. Mr. Peeples returned to the private practice of law in 1961, specializing in legislative and administrative practice in Tallahassee, Florida; founding partner in Peeples, Earl & Blank in 1970 specializing in environmental law, and Senior Trial Counsel in numerous landmark environmental and regulatory cases. Retired from Peeples, Earl & Blank in 1994 and joined White & Case as Of Counsel. Served as Campaign Chairman and Chairman of Transition Team for Governor

Lawton Chiles and Legislative and Senior Counsel to the Governor. Vice-Chairman of Governor's Commission on Governance, Vice-Chairman of Governor's Commission on the Homeless, Chairman of Florida Aviation Commission, Co-Chairman of the Dade County Homeless Trust, Board Member of the Florida Independent College Fund, Member of the Board of Overseers, University of Florida Medical School, and representative of the Governor and Cabinet on the Downtown Development Authority. He has also served as General Counsel and member of the Board of Directors of Deltona Corporation, a NYSE company, as member of the Board of Directors and Chairman of the Audit Committee of United Petroleum Group, a Hunt family company, as Senior Counsel and member of the Board of Directors of Senior Networks, Inc.

Jose Zamora. Mr. Zamora joined the Company in 1974 and has served as production Vice-President since 1991. Mr. Zamora is affiliated with the Costa Rican Poultry Chamber and has been a member of the Junta de Fomento Avicola de Costa Rica.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

Sec 16(a) of the Securities Exchange Act 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and report changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners have been complied with, except for a late filing of a Form 4 required to be filed by Comercial Angui, S.A. in December 2001.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended September 30, 2002, 2001 and 2000 the aggregate compensation awarded to, earned by or paid to Mr. Chaves, the Company's Chief Executive Officer. The table also sets forth the aggregate compensation awarded to, earned by or paid to the other three most highly compensated officers for the fiscal year ended September 30, 2002. No Executive Officer of the Company or its subsidiaries, other than Mr. Chaves, earned compensation in excess of $100,000 during the fiscal years ended September 30, 2000 and 2001. The Company neither granted any restricted stock awards or stock appreciation rights to nor made any long-term incentive plan payouts to any of the Named Executive Officers during the fiscal years ended September 30, 2000, 2001, and 2002.

                                   Fiscal         Salary              Bonus             All Other
Name and Principal Position         Year      Compensation(1)      Compensation      Compensation(2)
---------------------------         ----      ---------------      ------------      ---------------
Calixto Chaves                      2002         $160,336             $3,491             $18,133
  Chief Executive Officer           2001         $145,233                                $ 7,179
                                    2000         $136,764                                $ 5,633
Jorge Quesada Chaves
  Treasurer, Director and           2002         $124,796             $3,106             $15,764
  Executive President

Jose Zamora
  Production Vice-president         2002         $ 88,159             $2,229             $12,806

Carlos Zamora
  Chief Operating Officer           2002         $ 93,362             $2,389             $13,380

(1) Salary compensation was paid in Costa Rican colones and in dollars. For the purposes of this presentation, all compensation has been converted to U.S. dollars at the then current exchange rate for Costa Rican colones.
(2) Represents Director's fees payable for action as a Director of Pipasa and other incentive compensation.

Compensation of Directors

The Company reimburses all members of the Board of Directors for their expenses in connection with their activities as Directors of the Company. Directors of the Company receive additional compensation for their services as Directors at a rate of $200 for each Board Meeting that they attend.

Employment Agreements and Change in Control Agreements

The Company has no employment agreements and no change in control agreements with any executive officer.

Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee consisting of Mr. de Matheu, and Mr. Lauredo. Neither Mr. de Matheu nor Mr. Lauredo is or ever was an officer of the Company. This Committee makes the determinations for stock issuances pursuant to the Company's compensation plans. The Company has no retirement, pension or profit sharing plans covering its officers and directors, but has contemplated the implementation of such a plan in the future.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors (the "Committee") is responsible for establishing and administering the policies for the Company's compensation programs and for approving the compensation levels of the executives and managers of the Company and its subsidiaries, including its Chief Executive Officer. The Committee also reviews with the Chief Executive Officer guidelines for salaries and bonus awards applicable to the Company's employees other than its executives and managers.

Statement of Philosophy of Executive Compensation

The executive compensation program of the Company is designed to (i) provide base compensation reasonably comparable to that offered by other leading companies to their executives and managers so as to attract and retain talented personnel, (ii) motivate certain executives and managers to achieve the strategic goals set by the Company, and (iii) further align the interests of the executives and managers with the long-term interests of the Shareholders. To implement this philosophy, the Company offers its executives and managers compensation packages that include a mix of salary, the opportunity to receive discretionary incentive bonus awards, and, at times, stock options.

In determining the level and form of executive compensation to be paid or awarded, the Committee relies primarily on the recommendations of the Human Resources Department, which provides the Committee an assessment of the subject executive's performance and the Company's performance in light of its strategic objectives. The Committee considered a number of factors in establishing compensation in the fiscal year ended September 30, 2002, none of which was quantified, ranked or assigned relative weight.

          . The Company's retention of its position as one of the leading producers and distributors of poultry products in Costa Rica.

          . The further diversification, expansion, and broadening of the Company's core business and new service offerings.

          .    Individual performance and contributions to the Company.

          .    Individual compensation history.

Salary

The base salary of executives and managers is determined initially by analyzing and evaluating the responsibilities of the position and comparing the proposed base salary with that of executives and managers in comparable positions in other companies. Adjustments are determined by objective factors such as the Company's performance and the individual's contribution to that performance and subjective considerations such as additional responsibilities taken on by the executive or manager. The Committee awarded increases in base salary to certain of the executive officers and managers of the Company, including the Chief Executive Officer.

Incentive Awards

In addition to paying a base salary, the Company offers its executives and managers an opportunity to earn discretionary incentive bonuses as a component of overall compensation based on the performance of the individual and the individual's business unit. For the fiscal year ended September 30, 2002, the Committee awarded bonuses to certain of the Company's executives and managers.

CEO Compensation

Mr. Calixto Chaves, the Company's Chief Executive Officer, was paid a salary of $160,336 for the fiscal year ended September 30, 2002. The Committee considered the same factors described above in establishing Mr. Chaves' compensation, with particular emphasis on Mr. Chaves' service and various contributions to the Company.

                                PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return on the Company's Common Stock over the last six fiscal years, as compared to the total returns of the NASDAQ Stock Market Index and a group of peer companies (the "Peer Group"). The graph assumes $100 was invested on September 30, 1997 and that all dividends were reinvested in the Company's Common Stock, the NASDAQ Stock Market Index and the Peer Group.

The Peer Group includes the Company, Cagle's, Inc., Industrias Bachoco S.A., Pilgrim's Pride Corporation (CLA and CLB) Sanderson Farms, Inc., Seaboard Corporation, Tyson Foods, Inc., and WLR Food, Inc. The Peer Group consists of companies that are engaged in the poultry slaughtering and processing business. Companies included in the Peer Group were weighted by market capitalization from the beginning of each period for which a return is indicated.


                   ASSUMES $100 INVESTED ON SEPTEMBER 30, 1997
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING SEPTEMBER 30, 2002

                                     9/1997     9/1998    9/1999      9/2000      9/2001      9/2002
 RICA FOODS, INC.                      100      112.50    255.55      366.66          80       17.33
 SIC CODE INDEX                        100      101.58    165.72      220.07       89.94       70.84
 NASDAQ MARKET INDEX-U.S. COS.         100       89.91     68.03       44.92       49.04       48.46

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 13, 2003 , the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock,
(ii) each director and nominee for director, (iii) certain executive officers of the Company, and (iv) all directors and officers as a group. Unless otherwise indicated, the address of each beneficial owner is Rica Foods, Inc., 240 Crandon Blvd. Suite 115, Key Biscayne, Florida 33149.

Name and Address                                  Amount and Nature of            Percentage of
of Beneficial Owner                            Beneficial Ownership (1)(2)       Shares Owned (1)
----------------------------------------------------------------------------------------------
Mr. Calixto Chaves                                   5,548,433 (3)(4)               43.13%
Comercial Angui S.A.                                 2,238,655 (5)                  17.40%
Mr. Jorge M. Quesada                                    45,794 (6)                      *
Ms. Monica Chaves                                      133,334 (7)                   1.04%
Mr. Alfred E. Smith IV                                  33,334                          *
Mr. Jose Pablo Chaves                                  279,324 (8)                   2.17%
Dr. Carlos Zamora                                          0                            *
Dr. Federico Vargas                                        0                            *
Mr. Alonso J. Chaverri                                     0                            *
Mr. Pedro J. De Matteu                                     0                            *
Hon. Amb. Luis Lauredo                                     0                            *
Mr. Grant "Jack" Peeples                                   0                            *
Mr. Jose Zamora                                         47,295                          *
Ms. Gina Sequeira                                         200                           *
All directors and executive officers as a group
 (11 persons)                                    5,808,390(3)(4)(6)(7)              45.15%

---------------
* Indicates less than 1% of outstanding shares owned.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from January 13, 2003 upon exercise of options, warrants and convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from January 13, 2003 have been exercised.

(2) Unless otherwise notes, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes 861,315 shares of Common Stock held of record by Atisbos de Belen, S.A. ("Atisbos"), a Costa Rican corporation wholly-owned by Mr. Calixto Chaves and his wife, 704,857 shares of Common Stock held of record by Inversiones Leytor, S.A., a Costa Rican company wholly-owned by Mr. Chaves, and 298,667 shares of Common Stock held of record by O.C.C., S.A. ("O.C.C."), a Costa Rican company wholly-owned by Mr. Chaves and his wife. Does not include 133,334 shares and 279,324 shares owned by his adult daughter and adult son, respectively.

(4) Includes 3,683,595 shares of Common Stock held by Inversiones La Ribera ("Ribera"), a Costa Rican corporation owned by Mr. Chaves and his wife.

(5) Includes 2,238,655 shares of common Stock held by Comercial Angui S.A., a Costa Rican Corporation owned by Mr. Echeverria and his wife.

(6) Includes 45,794 shares held by Jorque, S.A., a closely-held Costa Rican company whose principal shareholders are the wife and sons of Mr. Jorge Quesada.

(7) Held of record by Moninternacional, S.A., a Costa Rican corporation owned by Monica Chaves, the adult daughter of Mr. Chaves. Mr. Chaves disclaims any beneficial ownership of these shares.

(8) Held of record by RTROSPTVA S.A., a Costa Rican Corporation wholly owned by Jose Pablo Chaves, the son of Calixto Chaves. Mr. Calixto Chaves disclaims any beneficial ownership of these

Potential Change in Control

Mr. Chaves has pledged 4.2 million shares of common stock to secure certain of his personal obligations, which obligations aggregated to less than $1.2 million as of January 13, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Related Party Guarantees

Since the Company's inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed the repayment of the various notes, loans and credit facilities (the "Credit Arrangements") of the Company and its various operating subsidiaries. As of September 30, 2002, an aggregate of $30,151,178 million of the Company's Credit Arrangements were personally guaranteed by either Mr. Chaves or Mr. Quesada, and Mr. Chaves and Mr. Quesada had personally guaranteed the repayment of $27,279,083 million and $13,349,083 million of Credit Arrangements, respectively.

The Company agreed to compensate Mr. Chaves for the guarantee services described above in an amount equal to 1% per annum of the aggregate loan amount subject to his personal guarantee (the "Financial Service Fee"). In satisfaction of the Financial Service Fee, the Company will, as of the end of each fiscal quarter, make a quarterly payment to Mr. Chaves in an amount equal to .25% of the daily average aggregate loan balance subject to the personal guarantees (the "Quarterly Payment"). If, as of the end of the fiscal quarter, Mr. Chaves is indebted to the company, Mr Chaves has the option in his sole discretion to either, (i) direct the Company to use the quarterly payment to off-set the amount he owes the Company or (ii) receive the Quarterly Payment in cash. Mr. Quesada does not receive, nor has he ever received, any compensation for providing the guarantee services described above.

Loans to Related Parties

Name                      September 30, 2000       September 30, 2001     September 30, 2002
----                      ------------------       ------------------     ------------------
Calixto Chaves              $4,853,212 (1)           $7,452,136 (2)         $6,643,587 (4)
Monica Chaves                   39,326                  133,645                  0
Maya Tiamx, S.A                 29,137 (3)               30,523 (3)             30,626 (3)
Jose Pablo Chaves               16,527                   61,596                  0

--------------
(1) Includes $3,582,659 owed to the Company by Inversion La Ribera, ("Ribera"), a Costa Rican company owned by Mr. Chaves and his wife.

(2) Includes $5,570,126, $431,938 and $903,427 owed to the Company by Ribera, Atisbos and O.C.C., Costa Rican companies owned by Mr. Chaves and his wife.

(3)  Maya TIAMX, S.A., is a Costa Rican company owned by Mr. Jose Pablo Chaves.

(4) Consists of $5,495,438, $354,442 and $793,707 owed to the Company by Ribera, Atisbos and O.C.C.

At various times in the past, Mr. Chaves and companies controlled by him have borrowed money from the Company. Since September 30, 2000, Mr. Chaves' largest aggregate amount of indebtedness outstanding occurred at September 30, 2001. The loans made to Ribera, Atisbos and O.C.C., all Costa Rican companies owned by Mr. Calixto Chaves and his wife, are evidenced by thirteen promissory notes payable on demand (the "Loans"), nine of which are denominated in U.S. dollars and accrue interest at the rate of 8%, and four of which are denominated in Costa Rican colones and which accrue interest at rates ranging from 16% to 24%.

Mr. Chaves has provided collateral for the Loans by creating a trust for the benefit of Pipasa. The trust contains two assets, two farms, with an aggregate value of approximately $4 million, as estimated by real estate brokers. The farms are located in San Rafael de Heredia and Belen, Heredia, and consist of 19,750 square meters and 42,246 square meters, respectively. Mr. Chaves has informed the Company that both properties are free from encumbrance.

Since September 30, 2000, the largest aggregate amount of indebtedness outstanding for both Mr. Jose Pablo Chaves and Ms. Chaves occurred at September 30, 2001. The loans to Mr. Jose Pablo Chaves and Ms. Chaves were evidenced by Notes, which bore interest at a rate of 10.5%.

Loans From Related Parties


Name                              September 30, 2001          September 30, 2002
----                              ------------------          ------------------

Calixto Chaves                           $67,671                     $0
Monica Chaves                             22,331

The loans to the Company identified above were principally generated in instances where, for the sake of convenience, expediency or efficiency, the lender advanced expenses for the benefit of the Company. The lenders were repaid but not remunerated for providing such services.

Severance Payments

During fiscal year 2002, the subsidiaries of the Company, Pipasa and As de Oros, authorized the Chief Executive Officer to receive $275,411 as an advanced payment with respect to accrued severance benefits for serving as President of the subsidiaries. The severance benefit was used to satisfy interest expenses on outstanding loans owed to the subsidiaries by the Chief Executive Officer. No cash was disbursed or paid to the Chief Executive Officer in this transaction.

Proposed Transaction

The Company is continuing to explore the development and/or acquisition of strategic business opportunities that it perceives as complimentary with its core business. For instance, in December 2000, the Company announced its intent to acquire a majority of the outstanding common stock of Avicola Core Etuba, Ltda. ("Core"), a Brazilian company engaged in the production and distribution of poultry products, from the Company's Chief Executive Officer. In March 2001, the Company agreed to acquire a 75% stake of Core for $3.5 million, and an option for the remaining 25% stake for $1.7 million. The Company is evaluating closely the performance of Core to determine if, when and how the Company should integrate its business with Core, and has postponed indefinitely its acquisition of Core.

There can be no assurance that the Company will close the Core transaction or any other transaction and there can be no assurance that the Company's acquisition efforts will prove to be beneficial to the Company. Even if the Company's Board of Directors, audit committee and management team believe the Company should pursue a development of acquisition opportunity and successfully negotiate the contracts critical to such venture, the Company anticipates that it may be required to seek the consent of PacLife and potentially certain other third parties before initiating development efforts or concluding an acquisition.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) Financial Statements

          The financial statements incorporated by reference in Item 8 of this Form 10-K are included beginning on page F-1 as follows:

          (A)  Independent Auditors' Report

          (B)  Consolidated Balance Sheets as of September 30, 2002 and 2001

          (C) Consolidated Statements of Income for the years ended September 30, 2002, 2001 and 2000

          (D) Consolidated Statements of Stockholders' Equity for the years ended September 30, 2002, 2001, and 2000

          (E) Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000

          (F)  Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules

          All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (b) The following is a list of Current Reports on Form 8-K filed during the fourth quarter of fiscal 2002:

     The Company filed a Current Report on Form 8-K dated August 19, 2002 under
Item 9 Events relating to Regulation FD Disclosure.

     The Company filed a Current Report on Form 8-K dated August 22, 2002 under
Item 4 relating to a change in the Company's auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rica Foods, Inc.




Dated: January 13, 2003                   By: /s/ Calixto Chaves
                                              ----------------------------
                                                  Calixto Chaves
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: January 13, 2003                    /s/ CALIXTO CHAVES
                                   --------------------------------------
                                          Calixto Chaves, Director,
                                          Chairman of the Board, Chief Executive
                                          Officer and President

DATE: January 13, 2003                    /s/ GINA SEQUEIRA
                                   --------------------------------------
                                          Gina Sequeira, Chief Financial Officer

DATE: January 13, 2003                    /s/ JORGE M. QUESADA
                                   --------------------------------------
                                          Jorge M. Quesada, Director, Treasurer,
                                          and Executive President,

DATE: January 13, 2003                    /s/ PEDRO J. MATHEU
                                   --------------------------------------
                                          Pedro J. Matteu, Director

DATE: January 13, 2003                    /s/ DR. FEDERICO VARGAS
                                   --------------------------------------
                                          Dr. Federico Vargas, Director

DATE: January 13, 2003                    /s/ ALFRED SMITH, IV
                                   ---------------------------------------
                                          Alfred Smith, Director

DATE: January 13, 2003                    /s/ MONICA CHAVES
                                   ---------------------------------------
                                          Monica Chaves, Director and Secretary

DATE: January 13, 2003                    /s/ LUIS J. LAUREDO
                                   ---------------------------------------
                                          Luis J. Lauredo, Director

DATE: January 13, 2003                    /s/ GRANT PEEPLES
                                   ---------------------------------------
                                          Grant "Jack" Peeples, Director

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Calixto Chaves, certify that:

1. I have reviewed this annual report on Form 10-K of Rica Foods, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: January 13, 2003


                             /s/ CALIXTO CHAVES
                            ------------------------
                                  Calixto Chaves
                             Chief Executive Officer
                              Chairman of the Board

I, Gina Sequeria , certify that:

1. I have reviewed this annual report on Form 10-K of Rica Foods, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: January 13, 2003



                              /s/ GINA SEQUEIRA
                              --------------------
                                  Gina Sequeria
                             Chief Financial Officer
                          Principal Accounting Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Rica Foods, Inc.,
San Jose, Costa Rica

We have audited the accompanying consolidated balance sheet of Rica Foods, Inc. (a Nevada corporation) and subsidiaries as of September 30, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included Schedule II listed in Item 15 of Part IV. These financial statements and Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and Schedule II based on our audit. The financial statements of the Company as of September 30, 2001, and for the years ended September 30, 2001 and 2000 and Schedule II listed in Item 15 of Part IV for the years ended September 30, 2001 and 2000 were audited by other auditors whose report dated December 7, 2001, except with respect to the waiver obtained by the Company of breaches of certain negative covenants contained in an amended and restated note purchase agreement, as to which the date is January 14, 2002, expressed an unqualified opinion on those statements and Schedule II.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rica Foods, Inc. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended September 30, 2002.

As discussed in Note 1 to the financial statements, effective October 1, 2001 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE

December 13, 2002

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

ARTHUR ANDERSEN

Mexico City, Mexico
December 7, 2001, (except with respect to the matter discussed in Note 9, as to which the date is January 14, 2002).

This is a copy of the audit report previously issued by Arthur Andersen in connection with Rica Foods, Inc. filing on Form 10-K for the year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen in connection with this filing on Form 10-K.

                        RICA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2001

      Assets                                                        2002            2001
      ------                                                        ----            ----
      Current assets:
           Cash and cash equivalents                                $ 2,728,293     $  4,920,870
           Short-term investments                                     2,492,266          851,905
           Notes and accounts receivable                             16,542,374       12,277,131
           Due from related parties                                   1,178,775        1,421,812
           Inventories                                               14,145,070       12,833,325
           Deferred income taxes                                        385,968          412,854
           Prepaid expenses                                             417,234          796,671
                                                                    -----------     ------------
       Total current assets                                          37,889,980       33,514,568

      Property, plant and equipment                                  39,627,144       45,827,917
      Long-term receivables-trade                                       901,009          595,596
      Long-term due from stockholders                                 5,495,437        6,256,089
      Long-term investments                                           4,109,309        4,312,411
      Other assets                                                    6,564,407        4,413,723
      Goodwill                                                        1,723,414        2,186,090
                                                                    -----------     ------------
      Total assets                                                  $96,310,700     $ 97,106,394
                                                                    ===========     ============

      Liabilities and Stockholders' Equity
      ------------------------------------

      Current liabilities:
           Accounts payable                                         $18,975,032     $ 14,444,895
           Accrued expenses                                           3,428,707        3,917,787
           Notes payable                                             17,074,336       18,175,269
           Current portion of long-term debt                          8,190,702        7,216,726
           Due to stockholders                                                -           74,634
                                                                    -----------     ------------
      Total current liabilities                                      47,668,777       43,829,311

      Long-term debt, net of current portion                         16,018,388       20,889,821
      Due to stockholders                                                     -           15,368
      Deferred income taxes                                           2,093,066        2,162,090
                                                                    -----------     ------------
      Total liabilities                                              65,780,231       66,896,590

      Minority interest                                               3,552,517        3,552,517

      Commitments and contingencies (Note 20)

      Stockholders' equity:
           Common stock                                                  12,865           12,865
           Additional paid-in capital                                25,800,940       25,800,940
           Accumulated other comprehensive loss                     (12,206,661)      (9,625,035)
           Retained earnings                                         13,654,202       10,736,911
                                                                    -----------     ------------
                                                                     27,261,346       26,925,681
           Less:
             Treasury stock, at cost                                   (283,394)        (268,394)
                                                                    -----------     ------------
      Total stockholders' equity                                     26,977,952       26,657,287
                                                                    -----------     ------------

      Total liabilities and stockholders' equity                    $96,310,700     $ 97,106,394
                                                                    ===========     ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        RICA FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended September 30, 2002, 2001 and 2000

                                                              2002                2001               2000
                                                              ----                ----               ----
Sales                                                       $ 130,665,439       $ 127,336,366      $ 123,628,327
Cost of sales                                                  87,487,065          86,840,951         83,756,904
                                                            -------------       -------------      -------------
Gross profit                                                   43,178,374          40,495,415         39,871,423
                                                            -------------       -------------      -------------

Operating expenses:
    General and administrative                                 14,054,980          14,549,382         13,577,143
    Selling                                                    19,215,331          19,464,459         18,955,061
    Amortization of goodwill                                            -             787,535            953,828
                                                            -------------       -------------      -------------
                                                               33,270,311          34,801,376         33,486,032
                                                            -------------       -------------      -------------

Income from operations                                          9,908,063           5,694,039          6,385,391

Other expenses (income):
    Interest expense                                            4,662,341           4,638,878          3,548,935
    Interest income                                            (1,501,963)         (1,182,587)        (1,110,747)
    Foreign exchange loss, net                                  3,298,051           2,319,389          1,562,549
    Miscellaneous, net                                           (730,610)         (1,269,231)        (1,340,039)
                                                            -------------       -------------      -------------
                                                                5,727,819           4,506,449          2,660,698
                                                            -------------       -------------      -------------
Income before income taxes and minority interest                4,180,244           1,187,590          3,724,693
Income tax expense (benefit)                                    1,041,596            (390,833)            80,223
                                                            -------------       -------------      -------------
Income before minority interest                                 3,138,648           1,578,423          3,644,470
Minority interest                                                 221,357             229,639            755,523
                                                            -------------       -------------      -------------
Net income applicable to common stockholders                $   2,917,291       $   1,348,784      $   2,888,947
                                                            =============       =============      =============

    Basic earnings per share                                $        0.23       $        0.11      $        0.24
                                                            =============       =============      =============
    Diluted earnings per share                              $        0.23       $        0.11      $        0.24
                                                            =============       =============      =============

Basic weighted average number of common shares
  outstanding                                                  12,811,469          12,810,021         11,874,190
                                                            =============       =============      =============
Diluted weighted average number of common shares
  outstanding                                                  12,811,469          12,810,021         11,878,474
                                                            =============       =============      =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        RICA FOODS INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended September 30, 2002, 2001 and 2000


                                  Common Stock         Treasury Stock                    Accumulated
                                  ------------         --------------    Additional         Other
                                                                          Paid-In       Comprehensive
                                Shares     Amount    Shares     Amount    Capital           Loss
                                ------    -------    ------     ------    -------           ----
Balance, September 30,
 1999                         7,485,805   $ 7,486    47,752  $(268,394) $ 12,137,326      $(6,828,500)
Acquisition of 40.44%
 interest in Pipasa
 and 43.62% interest
 in As de Oros                5,354,516     5,355         -          -    13,463,640                -
Shares granted to
 employees                        7,600         8         -          -        86,856                -
Exercise of employee
 stock options                    6,400         6         -          -        73,128                -
Net income                            -         -         -          -             -                -
Translation adjustment                -         -         -          -             -       (1,930,237)

Total comprehensive
   income                             -         -         -          -             -                -
                             ----------   -------    ------  ---------  ------------      -----------
Balance, September 30,
    2000                     12,854,321   $12,855    47,752  $(268,394) $ 25,760,950      $(8,758,737)

    (Continued on next page)

                                                          Comprehensive
                                             Total           Income
                               Retained   Stockholders'     For the
                               Earnings      Equity          Period
                               --------      ------          ------
Balance, September 30,
 1999                         $6,481,305   $11,529,223
Acquisition of 40.44%
 interest in Pipasa
 and 43.62% interest
 in As de Oros                         -    13,468,995
Shares granted to
 employees                             -        86,864
Exercise of employee
 stock options                         -        73,134
Net income                     2,906,822     2,906,822      2,906,822
Translation adjustment                      (1,930,237)    (1,930,237)
                                          ------------
Total comprehensive
   income                              -             -     $  976,585
                              ----------  ------------     ==========
Balance, September 30,
    2000                      $9,388,127   $26,134,801

    (Continued on next page)

                        RICA FOODS INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended September 30, 2002, 2001 and 2000
                                   (Continued)

                                    Common Stock        Treasury Stock                                               Accumulated
                                    ------------        --------------                  Additional                      Other
                                                                           Preferred     Paid-In       Due from     Comprehensive
                                 Shares      Amount    Shares     Amount     Stock       Capital     Stockholders       Loss
                                 ------      ------    ------     ------     -----       -------     ------------       ----
Cash dividends on
  preferred stock of Pipasa             -          -         -           -           -             -             -                -
Interest and other
  amounts due stockholders              -          -         -           -           -             -    (1,355,590)               -
Issuance of common stock           10,000         10         -           -           -        39,990             -                -
Net income                              -          -         -           -           -             -             -
Translation adjustment                  -          -         -           -           -             -             -         (866,298)
Total comprehensive
  income                                -          -         -           -           -             -             -                -
                               ----------   --------    ------   ---------  ----------   -----------  ------------     ------------
Balance, September 30, 2001    12,864,321   $ 12,865    47,752   ($268,394) $2,216,072   $25,800,940   ($6,256,089)     ($9,625,035)
                               ----------   --------    ------   ---------  ----------   -----------  ------------     ------------
Cash dividends on
  preferred stock of Pipasa
Payment received from
  stockholders                                                                                             760,652
Repurchase of common stock                               5,100     (15,000)
Net income
Translation adjustment                                                                                                   (2,021,961)
Derivative unrealized loss                                                                                                  (96,989)
Total comprehensive income              -          -         -           -           -             -             -                -
                               ----------   --------    ------   ---------  ----------   -----------  ------------     ------------
Balance, September 30, 2002    12,864,321   $ 12,865    52,852   ($283,394) $2,216,072   $25,800,940   ($5,495,437)    ($11,743,985)
                               ==========   ========    ======   =========  ==========   ===========  ============     ============

                                                                 Comprehensive
                                                   Total            Income
                                Retained       Stockholders'       For the
                                Earnings          Equity            Period
                               ---------          ------            ------
Cash dividends on
  preferred stock of Pipasa       (152,346)          (152,346)
Interest and other
  amounts due stockholders               -         (1,355,590)
Issuance of common stock                 -             40,000
Net income                       1,501,130          1,501,130          1,501,130
Translation adjustment                               (866,298)          (866,298)
                                                                    ------------
Total comprehensive
  income                               -                    -       $    634,832
                               -----------      -------------       ============
Balance, September 30, 2001    $10,736,911      $  22,617,270
                               -----------      -------------
Cash dividends on
  preferred stock of Pipasa       (145,398)          (145,398)
Payment received from
  stockholders                                        760,652
Repurchase of common stock                            (15,000)
Net income                       3,062,689          3,062,689          3,062,689
Translation adjustment                             (2,021,961)        (2,021,961)
Derivative unrealized loss                            (96,989)           (96,989)
                                                                    ------------
Total comprehensive income               -                  -       $    943,739
                               -----------      -------------       ============
Balance, September 30, 2002    $13,654,202      $ 24,161,263
                               ===========      ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended September 30, 2002, 2001 and 2000

                                                                     2002             2001             2000
                                                                     ----             ----             ----
    Cash flows from operating activities:
        Net income                                              $  2,917,291     $  1,348,784     $  2,888,947
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                        5,078,259        4,307,654        4,038,238
              Production poultry                                   3,463,403        3,262,770        2,331,767
              Allowance for inventory obsolescence                   139,340           17,428           33,004
              Amortization of goodwill                                     -          787,535          953,828
              Stock options and grants issued to employees                 -                -          159,998
              Derivative unrealized loss                             (96,989)               -                -
              Gain on sale of productive assets                     (227,557)        (579,298)        (509,272)
              Deferred income tax benefit                            (78,471)        (412,854)        (323,798)
              Provision for doubtful accounts                        449,598          122,150          352,058
              Minority interest                                      221,357          229,639          755,523
        Changes in operating assets and liabilities:
              Notes and trade receivables                         (4,704,148)      (1,437,642)      (1,994,653)
              Inventories                                         (4,910,227)      (1,721,099)      (2,708,186)
              Prepaid expenses                                       379,437         (258,309)        (168,793)
              Accounts payable                                     4,530,138       (1,716,183)       4,162,139
              Accrued expenses                                      (489,080)          55,129          258,264
              Long-term receivables-trade                           (378,872)           4,133         (449,519)
                                                                ------------     ------------     ------------
              Net cash provided by operating activities            6,293,479        4,009,837        9,779,545
                                                                ------------     ------------     ------------

    Cash flows from investing activities:
        Short-term investments                                    (1,640,361)        (765,349)         (53,809)
        Additions to property, plant and equipment                (4,996,703)      (8,403,574)     (17,253,793)
        Increase in long-term investments                           (186,731)        (281,858)               -
        Proceeds from sales of productive assets                   4,145,084        1,205,870        1,850,024
        Increase in other assets                                  (3,413,375)        (559,744)      (1,995,606)
                                                                ------------     ------------     ------------
        Net cash used in investing activities                     (6,092,086)      (8,804,655)     (17,453,184)
                                                                ------------     ------------     ------------

    Cash flows from financing activities:
        Preferred stock cash dividends                              (221,356)        (229,639)        (271,296)
        Short-term financing:
              New loans                                           26,507,366       21,958,360       21,317,219
              Payments                                           (27,664,430)     (16,601,868)     (16,620,357)

(Continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended September 30, 2002, 2001 and 2000
                                   (Continued)

                                                                          2002             2001             2000
                                                                          ----             ----             ----
          Long-term financing:
               New loans                                                6,152,158        7,292,955        6,769,264
               Payments                                               (10,101,843)      (6,390,382)      (1,355,247)
          Deferred debt costs                                              22,043           24,444           28,609
          Common stock issued                                                   -           40,000                -
          Treasury stock acquired                                         (15,000)               -                -
          Due from stockholders and related party                         914,241       (2,746,197)      (2,737,373)
                                                                     ------------      -----------      -----------
          Net cash provided by (used in) financing
             activities                                                (4,406,821)       3,347,673        7,130,819
                                                                     ------------      -----------      -----------
    Effect of exchange rate changes on cash and cash
          equivalents                                                   2,012,851        2,111,379          886,288
    Increase (decrease) in cash and cash equivalents                   (2,192,577)         664,234          343,468
    Cash and cash equivalents at beginning of year                      4,920,870        4,256,636        3,913,168
                                                                     ------------      -----------      -----------
    Cash and cash equivalents at end of year                         $  2,728,293      $ 4,920,870      $ 4,256,636
                                                                     ============      ===========      ===========

    Supplemental disclosures of cash flow information:
       Cash paid during year for:
          Interest                                                   $  4,911,103      $ 5,533,017      $ 3,859,677
                                                                     ============      ===========      ===========
          Income taxes                                               $    283,758      $   209,186      $   517,903
                                                                     ============      ===========      ===========

    Supplemental schedule of non-cash investing activities:

          Common stock dividends paid as preferred shares
            From Pipasa                                              $          -      $         -      $ 2,143,626
                                                                     ============      ===========      ===========
            From As de Oros                                          $          -      $         -      $ 1,983,327
                                                                     ============      ===========      ===========
          Pipasa's preferred stock repurchased in
            exchange for outstanding receivables                     $          -      $         -      $ 2,143,626
                                                                     ============      ===========      ===========
          As de Oros' preferred stock repurchased in
            exchange for outstanding receivables                     $          -      $         -      $ 1,983,327
                                                                     ============      ===========      ===========
          Acquisition of business:
            Fair value of assets acquired                            $          -      $         -      $ 4,600,000
                                                                     ============      ===========      ===========
            Common stock issued                                      $          -      $         -      $ 7,880,000
                                                                     ============      ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rica Foods, Inc. (the "Company"), formerly Quantum Learning Systems, Inc., was incorporated under the laws of the State of Utah on February 6, 1986 and filed a public offering in 1987. In April 1994, the Company changed its state of incorporation from Utah to Nevada. The Company's operations are largely conducted through its 100% owned subsidiaries, Corporacion Pipasa, S.A. and subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and subsidiaries ("As de Oros"). The Company's subsidiaries' primary business is derived from the production and sale of broiler chickens, processed chicken by-products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals. The Company's subsidiaries own 87 urban and rural outlets throughout Costa Rica, three modern processing plants and three animal feed plants. As de Oros also owns and operates two chains of 27 quick service restaurants in Costa Rica called Restaurantes As de Oros and Kokoroko. Pipasa and As de Oros export its products to all countries in Central America, Colombia, Dominican Republic and Hong Kong.

In April 1996, Pipasa, entered into an agreement and plan of reorganization with the Company, pursuant to which the Company acquired 59.56% of the common stock of Pipasa in exchange for the issuance of 5,191,190 shares of the Company's common stock to the stockholders of Pipasa. On December 7, 1999, the Company consummated the acquisition of the 40.44% remaining minority interest in exchange for a total of 3,683,595 shares of the Company's common stock, such that, as of the date hereof, the Company owns 100% of the common stock of Pipasa.

The September 30, 1996 and 1999 acquisition of Pipasa was accounted for as a reverse acquisition, whereby Pipasa was treated as the accounting acquiror and the Company as the legal acquiror.

On February 26, 1998, the Company consummated an agreement with Comercial Angui, S.A., a corporation in Costa Rica to purchase 56.38% of the outstanding common stock of As de Oros for consideration consisting of a promissory note with a stated amount of $2.4 million due in January, 2000, and 815,686 shares of the Company's common stock, having a then current market value of approximately $2.6 million. On November 22, 1999, the Company consummated the acquisition of the remaining 43.62% shares of common stock of As de Oros in exchange a total of 2,486,407shares of the Company's common stock, such that, as of the date hereof, the Company owns 100% of the common stock of As de Oros.

The consolidated financial statements of the Company as of September 30, 2002 and 2001 reflect the acquisition of As de Oros using the purchase method of accounting. The acquisition of As de Oros generated goodwill amounting to $3,937,676 which is accounted for in local currency. As of September 30, 2002, goodwill amounts to $1,723,414.

The Company's references herein to fiscal years 2002, 2001 or 2000 encompass the years ended September 30, 2002, 2001 and 2000, respectively.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Rica Foods, Inc. and its subsidiaries, Pipasa and As de Oros. Subsidiaries of Pipasa ("Pipasa de El Salvador de C.V." and "Pipasa de Honduras de C.V.") and As de Oros ("Planeta Dorado, S.A." and "Corasa Estudiantes, S.A.)" have been included in the consolidated financial statements for the Company.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

All significant intercompany balances and transactions have been eliminated in consolidation. For fiscal years prior to 2001, before adoption of SFAS 142, the Company used the straight-line method to amortize the excess of the purchase price over the fair market value of the net assets acquired over a period of five years (See Change in Accounting Policies - Accounting for Goodwill).

Minority Interest

Minority Interest is comprised of Preferred Shares of As de Oros, amounting to $1,336,445. Preferred cash dividends distributed to As de Oros' preferred shares are expensed.

Reclassifications

Certain prior period balances have been reclassified to conform to the fiscal year 2002 presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include but are not limited to the valuation of inventories, estimated useful life, the possible outcome of litigations and the ultimate collection of customer receivables. Actual results in subsequent periods could differ from management's estimates.

Foreign Currency Translation

Most of the Company's transactions take place in Costa Rica and are denominated in local currency, the colon ((cent)). The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica. As of September 30, 2002, 2001 and 2000, commercial exchange rates were (cent)369.12, (cent)334.58 and (cent)313.35 per $1.00, respectively.

The financial statements of Pipasa and As de Oros have been translated into U.S. dollars on the basis of the colon ((cent)) as the functional currency, as follows: assets and liabilities have been translated at the commercial exchange rates in effect on the balance sheet dates; stockholders' equity has been translated at historical exchange rates and income and expenses have been translated at average exchange rates in effect during the fiscal years. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany gains and losses resulting from transactions, are included in the results of operations. The related translation adjustments for each fiscal year, along with the cumulative amounts as of the balance sheets dates, are reflected in the accumulated other comprehensive loss section of the consolidated statements of stockholders' equity.

Cash, Cash Equivalents and Short-term Investments/Fair Value of Financial Instruments

The Company classifies as cash and cash equivalents all interest-bearing deposits with original maturities of three months or less. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

As of September 30, 2002, Short-term investments were primarily comprised of certificate of deposits in U.S. dollars, and are carried on the balance sheet at fair market value, which approximates costs. Certificates have a maturity from 6 to 12 months and bear interest rates from 6.79% to 9.50%.

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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Long-term Investments

Long-term investments are comprised of equity securities and trust accounts. Equity securities do not exceed 10% participation and are thus, recorded at their historical cost. Although market value of the investments in equity securities is not readily determinable, management assesses these investments for other-than-temporary impairment and believes that the fair value of these investments exceeds its carrying amount.

Futures Contracts

Futures and option contracts with original maturities of less than one year are used to hedge fluctuations in corn and soybean meal prices, which are considered to be a hedge against changes in the amount of future cash flows related to commodities purchases. The Company does not enter into derivative transactions for speculative purposes. The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges during fiscal 2002 or 2001. The Company expects that losses in the amount of $96,989 recorded in other comprehensive loss as of September 30, 2002, related to cash flow hedges, will be recognized within the next 3 months. The adoption of SFAS No. 133 effective beginning in fiscal year 2001 did not have a material effect on the Company's financial position or results of operations. As of September 30, 2002, the Company has futures contracts in place to hedge purchases of commodities for $1.76 million, with a fair value of approximately $1.64 million.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Live poultry inventory represents chicks in grow-out stage, breeders and layer hens. Breeder and layer hen costs are accumulated up to the production stage (approximately 20 weeks) and are amortized over the estimated production lives (approximately 65 weeks for breeder and approximately 80 weeks for layer hens) using the units-of-production method, including a residual value. After approximately 43 days, chicks in grow-out stage are transferred to the processing plants. Accumulated costs consist primarily of animal feed and labor costs. Production poultry represents the accumulated amortization of breeder and layer hens in their productive stage.

The Company contracts farmers for its grow-out process. These farmers have a long-term contract with the Company to raise the baby chicks to adult birds. Ownership of the chickens is not transferred to the farmers, and all animal feed, medicines and other expenses incurred are accumulated as Live Poultry inventory. These farmers are paid according to the weight and quality of the chickens produced, which is recorded as inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Improvements to property, plant and equipment that extend their useful lives are capitalized. Costs for maintenance, repairs and minor renewals are charged to expense when incurred.

Depreciation expense is recorded using the straight-line method over the following estimated useful lives: buildings and facilities--50 years; machinery and equipment from 5 to 20 years. Guidelines used to establish useful life of depreciable assets are primarily tax driven. The Company has reviewed these guidelines and has deemed them appropriate based on assessments made by engineers and past experience.

Costs of leasehold improvements on properties that are accounted for as operating leases are capitalized and amortized over the respective lease term using the straight-line method. Net capitalized leasehold rights amounted to $492,745 and $666,000 as of September 30, 2002 and 2001, respectively.

Applicable interest charges incurred during the construction of new facilities are capitalized as one of the cost elements and are amortized over the assets' estimated useful lives. Interest capitalized during fiscal years 2002 and 2001 was $187,600 and $860,815, respectively.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Impairment Charges

The Company assesses long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the undiscounted estimated future cash flows expected to result from its use and eventual disposition. Impairments will be recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not recognize any impairment losses for the years ended September 30, 2002, 2001 or 2000.

Software Development Costs

The Company capitalizes costs associated with software developed for internal use. The Company accounts internally developed software according to Statement of Position 98-1 "Software for Internal Use" ("SOP-98-1"). Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed for internal use when both the preliminary project stage is completed and management has authorized further funding for the project, which it deems probable of completion and use for the function intended. Capitalized costs include direct costs of materials, services consumed in developing the software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest costs incurred while developing the software. Capitalization of such costs ceases when the project is substantially completed and ready for its intended use. The carrying value, net of amortization of software and development costs included in other assets in the consolidated balance sheets amounting to $930,271 and $1,297,912 as of September 30, 2002 and 2001, respectively, is regularly reviewed by the Company to determine if an impairment loss should be recognized.

Capitalized internal software development costs are amortized using the straight-line method over a period of five years, which totaled $290,400, $291,316 and $175,957 for the years ended September 30, 2002, 2001 and 2000, respectively.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". Accumulated other comprehensive income includes the cumulative translation adjustment and adjustments of commodity future contracts to fair value.

Deferral of Loan Costs

The Company is deferring certain commitment fees and other direct loan origination costs. These charges are being amortized over the contractual life of the related loans.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $1,335,980, $1,306,599 and $829,811 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Advertising expenses are included in selling expenses in the accompanying consolidated statements of income.

Income Taxes

The Company files a tax return in the United States, which does not include operations of any of its subsidiaries. The Company's subsidiaries, As de Oros and Pipasa, file individual tax returns in Costa Rica. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Change in Accounting Policies - Accounting for Goodwill

As of October 1, 2001, the Company early adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS 142 the Company amortized the goodwill resulting from the acquisition of As de Oros, amounting to $2,186,090 as of September 30, 2001, over five years. In connection with the transition provisions for adopting this standard, the Company performed a transitional impairment test using discounted cash flows and found no impairment. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. Had the provisions of SFAS No. 142 been in effect during fiscal years 2001 and 2000, a reduction of amortization expense and an increase in net income of $787,535 and $953,828 or an increase of $0.06 and $0.08 per share, respectively, would have been recorded.

Revenue Recognition

The Company recognizes revenue upon transfer of ownership of the product to the customer which occurs when the product is physically received by the customer. Sales discounts are primarily recorded in the period in which the related sale is recognized. Returned products due to damaged products for which the Company assumes responsibility are minimal and are recorded in the period in which they are received. Returned products amounted to $28,900, $63,430 and $88,200 for fiscal years ended September 30, 2002, 2001 and 2000.

Impact of Recently Issued Accounting Standards

Effective July 1, 2001 and January 1, 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets," respectively. SFAS No. 141 requires all business combinations entered into after June 30, 2001 to be accounted for under the purchase method and specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. The Company elected to early adopt the provisions of SFAS No. 142 effective October 1, 2001.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on October 1, 2002 and does not expect it to have a material impact on the Company's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of," and establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying value or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on October 1, 2002 and does not expect it to have a material effect on the Company's financial position, results of operations or cash flows.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", thereby gains and losses from extinguishments of debt are no longer classified as extraordinary items within the income statement unless considered unusual and infrequent. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No.145 beginning October 1, 2002 and does not expect it to have a material impact on its results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 will have a material impact on its financial position, results of operations or cash flows.

2. NOTES AND ACCOUNTS RECEIVABLE

Notes and accounts receivable consist of the following:

                                                        2002            2001
                                                        ----            ----
       Accounts:
              Trade receivables                     $ 12,087,074    $ 8,110,149
              Other                                    3,063,497      4,161,262
                                                    ------------    -----------
                                                      15,150,571     12,271,411
       Less: Allowance for doubtful accounts            (546,671)      (656,543)
                                                    ------------    -----------
                                                      14,603,900     11,614,868

       Add: Short-term notes-trade                     1,938,474        662,263
                                                    ------------    -----------
                                                    $ 16,542,374    $12,277,131
                                                    ============    ===========

Short-term notes trade bear market interest rates that range from 8% to 10.50% in U.S. dollars and 24% in Colones.

The Company maintains an allowance for doubtful accounts receivable upon the expected collectibility of receivables. For the years ended September 30, 2002 and 2001, the Company recorded a write-off of doubtful receivables amounting to approximately $375,000 and $121,700, respectively.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. BALANCES AND TRANSACTIONS WITH STOCKHOLDERS AND RELATED PARTIES

Related Party Guarantees

Since the Company's inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed the repayment of the various notes, loans and credit facilities (the "Credit Arrangements") of the Company and its various operating subsidiaries. As of September 30, 2002, an aggregate of $30,151,178 million of the Company's Credit Arrangements were personally guaranteed by either Mr. Chaves or Mr. Quesada, and Mr. Chaves and Mr. Quesada had personally guaranteed the repayment of $27,279,083 million and $13,349,083 million of Credit Arrangements, respectively.

The Company agreed to compensate Mr. Chaves for the guarantee services described above in an amount equal to 1% per annum of the aggregate loan amount subject to his personal guarantees (the "Financial Service Fee"). In satisfaction of the Financial Service Fee, the Company will, as of the end of each fiscal quarter, make a quarterly payment to Mr. Chaves in an amount equal to .25% of the daily average aggregate loan balance subject to the personal guarantees (the "Quarterly Payment"). If, as of the end of the fiscal quarter, Mr. Chaves is indebted to the Company, Mr. Chaves has the option in his sole discretion to either (i) direct the Company to use the quarterly payment to off-set the amount he owes the Company or (ii) receive the Quarterly Payment in cash. Mr. Quesada does not receive, nor has he ever received, any compensation for providing the guarantee services described above.

Loans to Related Parties

Name                September 30, 2000   September 30, 2001   September 30, 2002
----                ------------------   ------------------   ------------------
Calixto Chaves          $4,853,212 (1)       $7,452,136 (2)      $6,643,587  (4)
Monica Chaves               39,326              133,645               0
Jose Pablo Chaves           16,527               61,596               0
Maya TIAMX, S.A.            29,137 (3)           30,523 (3)          30,626  (3)
________________

(1) Includes $3,582,659 owed to the Company by Inversiones La Ribera, S.A. ("Ribera") a Costa Rican company owned by Mr. Chaves and his wife.

(2) Includes $5,570,126, $431,938 and $903,427 owed to the Company by Ribera, Atisbos and O.C.C., Costa Rican companies owned by Mr. Chaves and his wife.

(3)  Maya TIAMX, S.A., is a Costa Rican company owned by Mr. Jose Pablo Chaves.

(4) Consists of $5,495,438, $354,442 and $793,707 owed to the Company by Ribera, Atisbos and O.C.C.


At various times in the past, Mr. Chaves and companies controlled by him have borrowed money from the Company. Since September 30, 2000, Mr. Chaves' largest aggregate amount of indebtedness outstanding occurred at September 30, 2001. The loans made to Ribera, Atisbos and O.C.C., all Costa Rican companies owned by Mr. Calixto Chaves and his wife, are evidenced by thirteen promissory notes payable on demand (the "Loans"), nine of which are denominated in U.S. dollars and accrue interest at the rate of 8%, and four of which are denominated in Costa Rican colones and which accrue interest at rates ranging from 16% to 24%.

Mr. Chaves has provided collateral for the Loans by creating a trust for the benefit of Pipasa. The trust contains two assets, two farms, with an aggregate value of approximately $4 million, as estimated by real estate brokers. The farms are located in San Rafael de Heredia and Belen, Heredia, and consist of 19,750 square meters and 42,246 square meters, respectively. Mr. Chaves has informed the Company that both properties are free from encumbrance.

Since September 30, 2000, the largest aggregate amount of indebtedness outstanding for both Mr. Jose Pablo Chaves and Ms. Chaves occurred at September 30, 2001. The loans to Mr. Jose Pablo Chaves and Ms. Chaves were evidenced by Notes, which bore interest at a rate of 10.5%.

Loans From Related Parties

Name                        September 30, 2001           September 30, 2002
----                        ------------------           ------------------

Calixto Chaves                      $67,671                      $0
Monica Chaves                        22,331

The loans to the Company identified above were principally generated in instances where, for the sake of convenience, expediency or efficiency, the lender advanced expenses for the benefit of the Company. The lenders were repaid but not remunerated for providing such services.

Severance Payments

During fiscal year 2002, the subsidiaries of the Company, Pipasa and As de Oros, authorized the Chief Executive Officer to receive $275,411 as an advanced payment with respect to accrued severance benefits for serving as President of the subsidiaries. The severance benefit was used to satisfy interest expenses on outstanding loans owed to the subsidiaries by the Chief Executive Officer. No cash was disbursed or paid to the Chief Executive Officer in this transaction.

Proposed Transaction

The Company is continuing to explore the development and/or acquisition of strategic business opportunities that it perceives as complimentary with its core business. For instance, in December 2000, the Company announced its intent to acquire a majority of the outstanding common stock of Avicola Core Etuba, Ltda. ("Core"), a Brazilian company engaged in the production and distribution of poultry products, from the Company's Chief Executive Officer. In March 2001, the Company agreed to acquire a 75% stake of Core for $3.5 million, and an option for the remaining 25% stake for $1.7 million. The Company is evaluating closely the performance of Core to determine if, when and how the Company should integrate its business with Core, and has postponed indefinitely its acquisition of Core.

There can be no assurance that the Company will close the Core transaction or any other transaction and there can be no assurance that the Company's acquisition efforts will prove to be beneficial to the Company. Even if the Company's Board of Directors, audit committee and management team believe the Company should pursue a development of acquisition opportunity and successfully negotiate the contracts critical to such venture, the Company anticipates that it may be required to seek the consent of PacLife and potentially certain other third parties before initiating development efforts or concluding an acquisition.

4. INVENTORIES

Inventories consist of the following:

                                                    2002           2001
                                                    ----           ----
           Finished products                    $ 4,290,293    $  2,523,036
           Live poultry - net                     5,519,611       6,030,579
           Materials and supplies                 1,798,148       1,951,687
           Raw materials                          2,214,286       2,140,563
           In-transit                                322,732         274,279
                                                -----------    ------------
                                                 14,145,070      12,920,144
          Less:
           Allowance for obsolescence                     -         (86,819)
                                                -----------    ------------
                                                $14,145,070    $ 12,833,325
                                                ===========    ============

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amortization of Live Poultry amounted to $1,511,798 in 2002 and $1,396,406 in 2001. Production poultry amortization amounted to $3,463,403, $3,262,770 and $2,331,767 for fiscal years 2002, 2001 and 2000, respectively, and are recorded as cost of sales.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                    2002             2001
                                                    ----             ----
Land                                            $  8,149,930     $  7,740,963
Buildings and facilities                          14,547,707       13,382,905
Machinery and equipment                           29,861,498       29,731,986
Machinery in-transit                                  91,869           31,457
Construction in-process                            1,263,712        6,876,052
                                                ------------     ------------
                                                  53,914,716       57,763,363
Less: Accumulated depreciation                   (14,287,572)     (11,935,446)
                                                ------------     ------------
                                                $ 39,627,144     $ 45,827,917
                                                ============     ============

Depreciation expense for the years ended September 30, 2002, 2001 and 2000 amounted to $4,353,948, $3,769,728 and $3,862,281, respectively.

Applicable interest charges incurred during the construction of new facilities are capitalized as one of the cost elements and are amortized over the assets' estimated useful lives. Interest capitalized during fiscal years 2002 and 2001 was $187,600 and $860,815, respectively.

6. LONG-TERM INVESTMENTS

Long-term investments, which are carried at cost, consist of the following:

                                                     2002            2001
                                                     ----            ----
          Grupo Industrias Oleaginosas S.A.
                ("INOLASA")                       $ 2,816,225     $ 3,106,955
          La Condesa, S.A.                            541,829         597,764
          Trust accounts                              723,196         588,657
          Other (less than 50% ownership)              28,059          19,035
                                                  -----------     -----------
                                                  $ 4,109,309     $ 4,312,411
                                                  ===========     ===========

Short-term investments are comprised primarily of certificates of deposits in U.S. Dollars that are due from 6 to 12 months, and bear interest rates from 6.79% to 9.50%.

INOLASA is the only supplier of soybean meal in Costa Rica. The Company has a 10% ownership interest in INOLASA, which is accounted for under the cost method and dividends are recorded in income when they are declared. During the years ended September 30, 2002 and 2001, the Company received cash dividends from INOLASA amounting to approximately $392,000 and $395,000, respectively. These dividends are included in miscellaneous, net in the accompanying consolidated statements of income.

During 1998, the Company acquired 200,000,000 preferred shares of La Condesa, S.A., a corporation in Costa Rica engaged in the hotel business. Such shares do not provide an ownership interest to the Company.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7. OTHER ASSETS

Other assets consist of the following:

                                                        2002           2001
                                                        ----           ----
Guarantee deposits                                   $   200,739    $   256,441
Self insurance trust                                     293,583        382,380
Real estate held for development, at cost              3,217,519        755,509
Software-net                                           1,230,434      1,732,118
Reforestry                                               604,231        608,685
Trademarks                                               433,124        536,607
Other                                                    584,777        141,983
                                                     -----------    -----------
                                                     $ 6,564,407    $ 4,413,723
                                                     ===========    ===========

Reforestation projects are in developing stage, and as such, all expenses incurred related to maintenance of the project are capitalized until the developing stage is completed. Capitalized amounts approximate $55,000 per year.

Software is comprised of internally developed software and purchased software which is ready for service.

8. NOTES PAYABLE

Notes payable consist of the following:

                                                      2002            2001
                                                      ----            ----
       Loans payable in U.S. Dollars               $16,855,813    $ 17,789,162
       Loans payable in Colones                        272,130         405,487
       Less deferred debt issuance costs               (53,607)        (19,380)
                                                   -----------    ------------
                                                   $17,074,336    $ 18,175,269
                                                   ===========    ============

Loans payable include lines of credit and commitments with banks to support operations of the Company. Debt issuance costs are deferred and then amortized over the term of the debt. Fimat USA, Inc. a brokerage firm, finances the Company's purchases of corn and soybean meal up to $500,000. Notes payable are due from October 2002 through September 2003 and bear annual interest rates ranging from 4.53% to 11.50% in dollars and from 16.2% to 20.0% in colones.

As of September 30, 2002, the Company had short-term line of credit agreements with banks in the maximum aggregate amount of $25.8 million, of which $23.2 million had already been drawn ($18.6 million for 2001, of which $17.3 million had already been drawn). Property amounting to $2.14 million secure line of credit agreements amounting to $7.04 million. Other lines of credit and notes payable are unsecured.

9. LONG-TERM DEBT

Long-term debt consists of the following:

                                                       2002            2001
                                                       ----            ----

Series A Senior Notes                              $  4,800,000    $  6,400,000
Series B Senior Notes                                 7,200,000       9,600,000
Bank loans denominated in  U.S. dollars              12,102,539      11,741,867
Bank loans denominated in Costa Rican colones           257,032         593,637
Less: Deferred debt issuance costs                     (150,481)       (228,957)
                                                   ------------    ------------
                                                     24,209,090      28,106,547
Less: Current portion                                 8,190,702       7,216,726
                                                   ------------    ------------
                                                   $ 16,018,388    $ 20,889,821
                                                   ============    ============

As of September 30, 2002, the Company had long-term line of credit agreements with banks for a maximum aggregate amount of $3.2 million, of which $1.7 million had been drawn, bearing interest rates of 8.75% and 10.83%, and are unsecured. Bank loans are due from November 2002 to October 2008. Debt issuance costs are deferred and then amortized over the term of the debt. As of September 30, 2002, long-term debt amounting to $4.9 million was secured by property valued at $4.8 million.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

During fiscal year 1998, the Company completed a private placement (the "Private Placement") with Pacific Life Insurance Company ("PacLife") of $20 million in notes payable bearing an annual interest rate of 11.71%, (11.96% beginning in January 2001) comprised of $8 million in Series A Senior Notes and $12 million in Series B Senior Notes (collectively the "Notes"). The closing date of the Private Placement was on January 23, 1998 for Series A and February 26, 1998 for Series B Notes. Pipasa and As de Oros serve as guarantors for this Private Placement. Costs associated with issuance of private placement amounted to $540,000, which is being deferred through out the life of the loan using straight-line method of amortization.

The Private Placement includes the following terms, among others:

[X] The Notes shall be payable annually in five consecutive principal installments amounting to $4 million each beginning on January 15, 2001.
[X]  The Notes have a two-year principal payment grace period.
[X] Applicable covenants require that there will be no significant organizational changes and that the Company will comply with all federal and local laws and regulations.
[X] Financial and business information for the Company and its subsidiaries will be remitted periodically to the lenders.

In connection with the issuance of the Notes, the Company entered into certain negative covenants (the "Negative Covenants") in favor of PacLife. More specifically, among other things, the Company covenanted to refrain from participating in any material transaction, except transactions in the ordinary course of business with arms-length terms with any person (other than a subsidiary) which directly or indirectly through one or more intermediaries controls, is controlled by, or is in common control with the Company. The Company further agreed that it would not incur additional debt unless that ratio of the Company's consolidated total debt to the Company's consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") was less than 3 to 1. (the "New Debt Covenant"). Likewise, the Company agreed to restrict its subsidiaries from incurring any additional debt unless the sum of (i) the total debt outstanding of all subsidiaries and (ii) debt secured by liens does not exceed .5 times the Company's EBITDA (the "Subsidiary Debt Covenant"). The Company also covenanted that it would not create or incur any lien securing its consolidated total debt unless the sum of (i) the debt secured by such liens and
(ii) the debt incurred by the Company's subsidiaries pursuant to the Subsidiary Debt Covenant would not exceed .5 times the Company's consolidated earnings before interest, taxes, depreciation, and amortization and the debt could be incurred by the Company pursuant to the New Debt Covenant. The Notes contain a provision requiring the Company to pay PacLife a fee in the event the Notes are satisfied prior to their scheduled maturity.

As of January 14, 2002, the Company obtained a waiver of certain possible breaches of the Negative Covenants contained in the amended and restated note purchase agreement dated December 28, 2001, among Rica, Pipasa, As de Oros, and PacLife (the "Amended Agreement"). The potential breaches did not involve any payment violation. The Company has made all required payments to PacLife, including a payment of $4.96 million of principal and interest in January 2002 and a payment of $750,000 of interest in July 2002. In addition, the Company expects to make the next required principal and interest payment of $4.7 million by January 15, 2003. Thereafter, the principal amount of Notes will be reduced to $8 million.

As of September 30, 2002 and December 31, 2002, the Company had regained compliance with the provisions of all except one of the Note's covenants regarding transactions with affiliates (the "Affilitate Covenant"). However, PacLife has granted the Company a conditional waiver with respect to the Company's breach of the Affiliate Covenant. As a condition to the waiver, the Company has agreed that the aggregate amount of the loans to affiliates shall not be increased at any time, and, if any of such loans are repaid, neither the Company nor any of its subsidiaries shall make any additional affiliate loans.

Interest rates for long-term debt are as follows:

                                               2002                 2001
                                               ----                 ----
       Private Placement                      11.96%               11.96%
       U.S. dollar loans                  2.47% - 11.00%         4.63% - 11%
       Costa Rican colones loans         24.00% - 24.50%         22.5% - 24%

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Future payments on long-term debt as of September 30, 2002 are as follows:

                       Year                                    Amount
                       ----                                    ------
                       2003                                $  8,190,702
                       2004                                   7,029,149
                       2005                                   6,495,738
                       2006                                   1,423,197
                       2007                                     688,516
                    Thereafter                                  381,788
                                                           ------------
                                                           $ 24,209,090
                                                           ============

10. EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method according to SFAS No. 128, "Earnings per Share".

The following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:

                                                    2002             2001            2000
                                                    ----             ----            ----
Numerator:
     Net income applicable to common
       stockholders                              $ 2,917,291     $ 1,348,784    $ 2,888,947

Denominator:
     Denominator for basic income per share       12,811,469      12,810,021     11,874,190
     Effect of dilutive securities:
         Options to purchase common stock                  -               -          4,284

Denominator for diluted earnings per share        12,811,469      12,810,021     11,878,474
                                                 -----------     -----------    -----------

Earnings per share:
     Basic                                       $      0.23     $      0.11    $      0.24
                                                 ===========     ===========    ===========
     Diluted                                     $      0.23     $      0.11    $      0.24
                                                 ===========     ===========    ===========

11. EMPLOYEE BENEFIT PLAN

The Company has a Stock Option Plan (the "Plan"), in which certain directors, officers, employees and entities that provide services to the Company and its subsidiaries are participants. In October 1999, the Company granted to seventy-six (76) officers and employees 7,600 shares of the Company's common stock, which vested upon issuance. Officers and employees were restricted from selling the shares granted and exercised for a period of one year. In addition, 7,600 options to purchase shares of common stock of the Company were issued on the same date to those same officers and employees, at an exercise price of $6.00 which vested upon issuance and had to be exercised within a period of one year, after which the officers and employees are restricted from selling such shares of common stock for one additional year. Market price per share on the date of the grant and issuance of the stock options was $11.40. As of September 30, 2000, 64 employees exercised their stock options, which totaled to 6,400 shares of common stock. All options under this plan expired on September 30, 2000 and no options were outstanding as of September 30, 2002, 2001 or 2000.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company applied Accounting Principles Board (APB) Opinion No. 25 in accounting for its stock options, and accordingly, compensation costs for the shares granted and stock options issued were expensed during fiscal year 2000. Accordingly, compensation costs amounting to $121,598 for the shares granted and stock options issued were expensed during the year ended September 30, 2000. There is no material difference between pro forma earnings and earnings per share based on the fair value of the options required to be disclosed under SFAS 123 and the earnings currently reported by the Company.

A summary of the activity of the Company's stock based compensation plan for fiscal year 2000 is as follows:

                            Number of     Weighted Average    Weighted Average
                            ---------     ----------------    ----------------
                             Shares        Exercise Price       Fair Value
                             ------        --------------       ----------

Outstanding as of
  September 30, 1999                  -                   -                   -
    Granted                       7,600              $ 6.00             $ 11.40
    Exercised                     6,400                6.00               11.60
    Forfeited                         -                   -                   -
    Expired                       1,200                6.00                   -
                             ----------
Outstanding as of
  September 30, 2000                  -
                             ==========

Employees of the Company are also provided with a profit sharing program. If either one of the Company's subsidiaries has a successful year and generates profits in excess certain of budgeted levels, that entity will distribute a percentage of its net income to its employees. This incentive is calculated monthly and distributed every two months. As of September 30, 2002, the Company had a provision of approximately $73,000 for the profit sharing program, which was paid to employees during November 2002.

12. STOCKHOLDERS' EQUITY

Common Stock

As of September 30, 2002 and 2001, 20,000,000 shares of common stock with a par value of $0.001 were authorized.

During November 1997, the Board of Directors authorized the repurchase of up to 66,667 shares of the Company's common stock. The repurchase program authorizes management, at its discretion, to make purchases from time to time, as circumstances warrant. As of September 30, 2002, the Company had repurchased 52,852 shares for $283,394. These shares have been included in treasury stock as of September 30, 2002.

Preferred Stock

On September 30, 2002 and 2001, 1,000,000 shares of preferred stock of the Company were authorized. No shares of preferred stock had been issued as of September 30, 2002. Preferred shares issued by the subsidiaries of the Company are as follows:

Pipasa

Preferred shares issued consist of Class C preferred shares and TCA preferred shares, which refer to "Titulos de Capital" in Costa Rica, amounting to 317,831 shares and 637,000 shares, respectively. As of September 30, 2002, there were 317,831 shares of Class C preferred shares outstanding which amount to $2,216,072 in the accompanying consolidated balance sheets. These preferred shares are included in minority in the accompanying consolidated balance sheets as of September 30, 2002 and 2001. These preferred shares are not redeemable, are not convertible into common stock and the holders have no voting rights. These preferred shares are comprised of subcategories and receive dividends based on the following:

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     [X] Class C-A, C-B and C-D preferred shares, which amount to 186,431 shares, receive a 10% annual dividend payable monthly and adjustable by the Board of Directors.

     [X] Class C-C preferred shares, which amount to 131,400 shares, receive an annual dividend equal to the prime rate set by the Banco Central de Costa Rica plus two percent, payable monthly, which as of September 30, 2002 averaged approximately 18.65%.

During fiscal years 2002, 2001 and 2000 dividends of $145,398, $152,346 and $182,892 respectively, were paid on these preferred shares and are reflected as preferred stock dividends in the accompanying consolidated statements of income.

During fiscal year 2000, the Board of Directors of Pipasa declared a dividend to common stockholders of Pipasa for a total of 637,000 TCA preferred shares of Pipasa, valued at $2,143,626. Based on Pipasa's ownership, Inversiones La Ribera, S.A. received 257,602 shares, valued at $866,882. Immediately after the issuance of such preferred stock, Inversiones La Ribera, S.A. used the total dividends received to cancel outstanding debts with Pipasa. The dividends distributed during fiscal year 2000 correspond to Pipasa's earnings pertaining to fiscal year 1999.

As de Oros

As of September 30, 2002 and 2001, 1,200,000 Class C preferred shares of As de Oros were authorized, of which 158,374 had been issued for a total of $1,003,287. These preferred shares are not convertible into common stock and the holders have not voting rights. The holders of these preferred shares receive dividends based on the following:

     [X] Class C Series 1 preferred shares, which amount to 87,600 shares, receive a monthly dividend equal to the prime rate set by the Banco Central de Costa Rica plus two percent.

     [X] Class C Series 2 preferred shares, which amount to 70,774 shares, receive a monthly dividend of no less than 10%, adjustable annually by the Board of Directors.

These preferred shares are included in minority interest in the accompanying consolidated balance sheets as of September 30, 2002, and 2001. During fiscal years 2002, 2001 and 2000 dividends of $75,959, $77,293, and $88,404, respectively, were paid on these preferred shares and are reflected as part of the minority interest in the accompanying consolidated statements of income.

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

As of September 30, 2002, there are no preferred dividends in arrears.

Treasury Stock

As of September 30, 2002 and 2001, the Company held 52,852 and 47,752 shares of common stock as treasury stock, respectively, amounting to $283,394 and $268,394, respectively.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Retained Earnings

Current legislation in Costa Rica requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of total common stock be allocated to a legal reserve. As of September 30, 2002 and 2001, the Company has allocated retained earnings of $2,039,806 and $1,853,159, respectively, for the creation of a legal reserve.

13. OPERATING LEASES

The Company has operating leases for vehicles, cooling equipment and building facilities for its restaurants and retail outlets. These lease agreements expire between October 2002 and September 2004. At the end of the lease term, the Company has the option of returning or buying the vehicles or the equipment at estimated market value.

Rental expense for operating leases amounted to $1,839,386, $2,170,084 and $1,585,886 for fiscal years 2002, 2001 and 2000, respectively.

The future minimum lease payments under the Company's operating leases are as follows:

       Fiscal Year
       -----------
           2003                                 $1,337,982
           2004                                    440,485
                                                ----------
                                                $1,778,467
                                                ==========

14. INCOME TAXES

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2002, 2001 and 2000 consists of:

                                                 2002             2001            2000
                                                 ----             ----            ----
    Current:
    --------
       Estimated in the United States        $         -      $         -      $  12,000
       Costa Rica                              1,120,068           26,860        392,021
                                             -----------      -----------      ---------
       Total current taxes                     1,120,068           26,860        404,021
                                             -----------      -----------      ---------

    Deferred:
    ---------
       United States                                   -                -              -
       Costa Rica                                (78,472)        (417,693)      (323,798)
                                             -----------      -----------      ---------
       Total deferred income taxes               (78,472)        (417,693)      (323,798)
                                             -----------      -----------      ---------
     Total                                   $ 1,041,596      $  (390,833)     $  80,223
                                             ===========      ===========      =========

Income tax expense differs from the amounts computed by applying the corporate tax rate in Costa Rica of 30% to pretax income from continuous operations. The Company presented a loss for its operations in the United States and is not subject to any income taxes, for which a statutory rate of 35% is required. The following table summarized the significant differences between the Costa Rican statutory tax rate and the Company's effective tax rate:

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                               2002                2001                2000
                                                               ----                ----                ----
    Computed statutory income tax expense                   $ 1,254,074        $    356,277         $ 1,117,408
    Increase (reduction) in income taxes                    -----------        ------------         -----------
        resulting from:
    Non-taxable (income) loss, net                             (195,016)             16,868            (343,819)
    Increase (decreases) in provisions                          (32,552)              9,991             110,080
    Tax benefit under Costa Rican Income
        Tax Law Article 8, Section T for
        Agricultural Companies and Article
        8, Section F                                            (44,838)            (62,864)            (72,069)
    Deduction for reinvestment of prior year
        earnings in machinery and equipment
        under Costa Rican Income Tax Law
        Article 8, Section T for Agricultural
        Companies                                                     -            (933,057)         (1,215,174)
    Additional depreciation permitted
        equivalent to 50% of the depreciation of assets
        invested in the production process                     (174,830)                  -                   -
    Amortization of excess market value over
        book value of property plant and
        equipment acquired in As de Oros                        202,690             280,786             347,371
    Depreciation of revalued assets                            (177,443)           (209,437)           (246,145)
    Amortization of goodwill                                          -             221,574             286,148
    Utilization of tax loss carryforwards                             -             (56,224)           (411,494)
    Losses from subsidiaries and holding
        company                                                 287,983             402,946             244,677
    Sub-Part F income originated by                                   -                   -             597,356
        intercompany loans
    Other items                                                       -                   -             (10,318)
                                                            -----------        ------------         -----------
                                                              1,120,068              26,860             404,021
    Deferred tax benefit                                        (78,472)           (417,693)           (323,798)
                                                            -----------        ------------         -----------
                                                            $ 1,041,596        $   (390,833)        $    80,223
                                                            ===========        ============         ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and 2001 are presented below:

                                                               2002                2001
                                                               ----                ----
       Deferred tax assets:
       Allowance for doubtful accounts                      $    87,112        $    178,436
       Restatement of property, plant and equipment
           depreciable for tax purposes in Costa
           Rica                                               2,543,121           3,394,155
       Net operating losses in the United States                378,150             228,622
       Labor costs capitalized in internally
           developed software, expensed for income
           tax purposes                                          33,941              23,772
       Vacation accrual                                         (42,581)            239,257
                                                            -----------        ------------
       Total deferred tax asset                               2,999,743           4,064,242
       Less valuation allowance                              (2,921,271)         (3,646,549)
                                                            -----------        ------------
                                                            $    78,472        $    417,693
                                                            ===========        ============

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

For September 30, 2002 and 2001 the Company established a full valuation allowance for the tax depreciation resulting from the restatement of property, plant and equipment. Until July 2001, Costa Rican tax laws permitted companies to restate their depreciable assets by increasing their book value by 5% annually, which resulted in additional deductible expense when the restated portion was depreciated. The Company believes that it is more likely than not that this depreciation will continue to be deductible in the future, and has therefore, recorded a full valuation allowance.

The Company also included the effect of net operating loss carry forwards related to operations in the United States to determine the valuation allowance for 2001 and 2002. Management believes that it is more likely then not that these net operating losses will not be utilized in the future, based on the projected financial performance of Rica Foods, Inc. in the United States.

In July 2001, the government of Costa Rica enacted changes in the income tax law, applicable for fiscal years ending after September 30, 2001. Such changes provide, among other things, the following changes in the Costa Rican income tax law:

     [X] Eliminated the restatement of property, plant and equipment, thereby significantly reducing the related tax depreciation.

     [X] Eliminated the one-time deduction equivalent to 50% of the prior year's investment in property, plant and equipment to be used in agricultural and industrial activities.

In December 2001, the government of Costa Rica issued a decree amending the July 2001 changes in the tax law, stating that the depreciation expense from property plant and equipment restatements carried out before August 2001, can be deducted from the Company's taxable income.

The July 2001 tax reform mentioned above confirmed management's doubts about the realization of the deferred tax asset associated with the restatement of property, plant and equipment. Accordingly, a full valuation allowance has been recorded for the deferred tax asset associated with the restatement of property, plant and equipment for the year ended September 30, 2002. This allowance could be adjusted in the future, based on changing conditions.

The recorded deferred tax liability for the years ended September 30, 2002 and 2001 in the amounts of $2,093,066 and $2,162,090, respectively result from book and tax basis differences on property, plant and equipment derived from the As de Oros acquisition.

Taxes in the United States have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. For fiscal years 2001 As de Oros applied loss carry forwards in the amount of approximately $240,000 as a credit to the income tax determined in Costa Rica. As of September 30, 2001, the Company had utilized all net operating loss carry forwards in Costa Rica.

In accordance with income tax regulations in Costa Rica, the subsidiaries are required to file annual income tax returns for the twelve-month period ended September 30 of each year. According to Costa Rican's tax law, the income tax returns of Pipasa and As de Oros for the years ended September 30, 2002, 2001, 2000 and 1999 are open to examination by the tax authorities in Costa Rica.

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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Broiler Chicken: The Company's main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa(TM), As de Oros(TM) and Zaragoza(TM). Broiler chicken is a generic product that is directed to customers of all social and economic levels. Chicken is sold mostly to supermarket chains, institutional clients, schools, hospitals, restaurants and small grocery stores.

Chicken By-Products: Chicken by-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. The Company's chicken by-products are sold through the Kimby(TM), Chulitas(TM), Zaragoza(TM), Pimpollo
(TM) and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets and sales are predominately driven by price.

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

Quick Service: Corporacion Planeta Dorado, S.A. and Subsidiaries ("Restaurantes") operate 27 restaurants located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. Restaurantes operates quick service restaurants, which offer a diversified menu of chicken meals. Restaurantes distinguishes itself from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica.

Exports: Subsidiaries of the Company export different products to other countries in Central America and the Caribbean and occasional exports to Hong Kong. The Company exports mainly the Pipasa(TM), Mimados(TM) Ascan(TM) and Kimby(TM) brand names.

Other: This includes sales of commercial eggs, non-recurring sales of fertile eggs, recycling material and raw material sales among others.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Business Segments
-----------------
(In millions)

                                           Animal                         Quick
                                           ------                         -----
                                 Broiler    Feed        By -Products     Service     Exports     Other     Corporate  Consolidated
                                 -------    ----        ------------     -------     -------     -----     ---------  ------------
2002
----
Net sales                         $ 67.87      26.00         14.78           5.58        7.94       8.50           -     $ 130.67
Gross profit less selling
  expenses                          16.89       3.40          2.68           0.06        0.80       0.13           -        23.96
General and Administrative
  expenses                              -          -             -              -           -          -       14.05        14.05
Income from operations                  -          -             -              -           -          -        9.91         9.91
Depreciation and amortization
  expense                            2.41       0.43          0.27           0.39        0.03       0.01        1.54         5.08
Goodwill                             0.91       0.37          0.00           0.39        0.00       0.00        0.05         1.72
Total assets                        37.84       9.50          5.48           3.79        1.15       3.29       35.25        96.30
2001
----
Net sales                         $ 70.20    $ 24.62       $ 13.74         $ 6.47      $ 6.18     $ 6.13           -     $ 127.34
Gross profit less selling
  expenses                          14.74       2.82          2.02           0.36        0.45       0.64           -        21.03
General and Administrative
  expenses and goodwill
  amortization                          -          -             -              -           -          -       15.34        15.34
Income from operations                  -          -             -              -           -          -        5.69         5.69
Depreciation and amortization
  expense                            1.86       0.60          0.08           0.37        0.03       0.02        1.35         4.31
Total assets                        36.46      13.79          4.66           4.92        1.44       1.31       34.53        97.11
2000
----
Net sales                         $ 73.48    $ 22.42       $ 11.69         $ 8.03      $ 4.56     $ 3.45           -     $ 123.63
Gross profit less selling
  expenses                          15.03       2.45          2.70           0.33        0.02       0.39           -        20.92
General and Administrative
  expenses and goodwill
  amortization                          -          -             -              -           -          -       14.53        14.53
Income from operations                  -          -             -              -           -          -        6.39         6.39
Depreciation and amortization
  expense                            2.57       0.63          0.08           0.22           -          -        0.54         4.04
Total assets                        34.85      10.62          4.41           6.66        1.31       0.61       34.62        93.08

Geographic Information
----------------------

    The following represents net sales and long-lived assets by geographic location:

                                    2002           2001           2000
                                    ----           ----           ----
    Net sales:
     Costa Rica                     $ 122.73       $ 121.16       $ 119.07
     Other                              7.94           6.18           4.56
                                    --------       --------       --------
      Total                         $ 130.67       $ 127.34       $ 123.63
                                    --------       --------       --------
    Long-lived assets:
     Costa Rica                     $  38.48       $  45.74       $  44.30
     Other                              1.15           0.09           1.13
                                    --------       --------       --------
      Total                         $  39.63       $  45.83       $  45.43
                                    --------       --------       --------

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16. Other income

Miscellaneous, net consists of the following:

                                          2002         2001          2000
                                          ----         ----          ----

  Dividends from INOLASA                 $ 392,000   $  395,000    $  550,000
  Gains on sale of assets                  227,557      579,298       509,272
  Services charged and materials
     and supplies sold to
     contracted farmers                     42,161       92,862        33,083
  Income tax refund                              -      168,663             -
  Others                                    68,892       33,408       247,684
                                         ---------   ----------    ----------
                                         $ 730,610   $1,269,231    $1,340,039
                                         =========   ==========    ==========

During fiscal 2001, the Company was recognized an over-payment of income taxes, and was refunded with income taxes paid in excess.

17. ACQUISITIONS AND DISPOSALS OF ASSETS

The Company is continuing to explore the acquisition of majority of the outstanding common stock of Industrias Avicolas Integradas, S.A. ("Indavinsa"), and Avicola Core Etuba Ltda. ("Core"), both engaged in the production and distribution of poultry. The Company is evaluating closely the performance of these companies to determine if, when and how the Company should integrate its business with the acquisition target. These potential investments have been postponed indefinitely.

As with any business acquisition, there can be no assurance that the Company will close these acquisitions and there can be no assurance that these acquisitions efforts will prove to be beneficial to the Company. Even if the Company's board of directors, audit committee and management team believe the Company should pursue a development or acquisition opportunity and successfully negotiate the contracts critical to such venture, the Company anticipates that it may be required to seek the consent of PacLife and potentially certain other third parties before initiating development efforts or concluding an acquisition. The Company will continue to evaluate financial performance in order to obtain the necessary information to make a decision.

18. QUARTERLY FINANCIAL DATA

Unaudited summarized financial data by quarter for fiscal 2002 and 2001 is as follows:

                                      First         Second           Third         Fourth
                                      -----         ------           -----         ------
                                     Quarter        Quarter         Quarter        Quarter           Total
                                     -------        -------         -------        -------           -----
 2002
-----
Net Sales                          $ 34,782,652   $ 30,598,961    $ 31,925,390   $ 33,358,436    $ 130,665,439
Gross profit                         12,424,878     10,524,159      10,379,595      9,849,742       43,178,374
Net income (loss)                     1,813,277        436,270         349,236        318,508        2,917,291
Basic earnings per share           $       0.14   $       0.03    $       0.03   $       0.02    $        0.23
                                   ============   ============    ============   ============    =============
Diluted earnings per share         $       0.14   $       0.03    $       0.03   $       0.02    $        0.23
                                   ============   ============    ============   ============    =============
 2001
-----
Net Sales                          $ 33,278,588   $ 31,342,800    $ 31,003,403   $ 31,711,575    $ 127,336,366
Gross profit                         11,967,922      9,719,890       8,499,093     10,308,510       40,495,415
Net income (loss)                     1,427,197       (395,693)       (633,103)       950,383        1,348,784
Basic earnings per share           $       0.11   $      (0.03)   $      (0.05)  $       0.07    $        0.11
                                   ============   ============    ============   ============    =============
Diluted earnings per share         $       0.11   $      (0.03)   $      (0.05)  $       0.07    $        0.11
                                   ============   ============    ============   ============    =============


19. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit quality financial institutions.

The majority of the Company's customers are located in Costa Rica. No single customer accounted for more than ten percent of the Company's net sales or account receivable in fiscal 2002, 2001 and 2000. Credit risk is mitigated due to the fact that the Company's customer base is diverse and is located throughout Costa Rica. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, and general economic conditions. Consequently, an adverse change in these factors could affect the Company's estimate of the bad debt allowance.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

20. COMMITMENTS AND CONTINGENCIES

Insurance

The Company does not have damage insurance or a specific self-insurance fund for vehicles that are not under lease agreements. For vehicles under lease agreement, the Company has an insurance trust fund in the amount of $723,275. The Company has various other insurance coverage policies for some of its facilities, productive assets and inventory that insure the Company for an approximate amount of $32.5 million as of September 30, 2002.

Severance Pay

At the present time, labor laws in Costa Rica require all companies in Costa Rica to make a severance payment under certain conditions. Until February 2001, severance pay was equivalent to one month of salary for each year of work; commencing on March 2001, it is equivalent to an average of 20 days for each year of work, which is equivalent to approximately 5.6% of each employee's yearly gross salary. This indemnification is effective after death, retirement by pension, or separation of the employee. In addition, the Company has to deposit an additional 3% of each employee's yearly gross salary into a pension fund.

The Company deposits every month in ASERICA 5.33% of each employee's yearly gross salary as part of severance pay, and the employees are required to make a monthly deposit equivalent to 4% of their monthly salary as part of a savings program. Every February of each year, ASERICA pays each employee 1.33% of the 5.33% initially deposited. Amounts paid or transferred to ASERICA may not cover completely the severance payment at the time the employee leaves, since severance payment calculation is based on the average of the last 6 months' salary. Any remaining amount owed by the Company must be settled when the employee is terminated. As of September 30, 2002, the Company provisioned severance pay in the amount of approximately $138,000 included in accrued expenses and believes it is reasonable based on past experience.

Construction Commitments

In the normal course of business, the Company enters into commitments for construction or renovations of its buildings, plant facilities and leased outlets. As of September 30, 2002, the Company did not have any outstanding amounts under these construction commitments.

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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

On or about January 8, 2002 Richard W. Baldwin, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company., Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants"). Specifically, the plaintiffs alleged violations of Section 10(b) and Section 20(A) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs in the Class Actions sought class certification, compensatory damages, pre-judgment and post-judgment interest, attorneys' fees and costs and such other relief as the Court might deem appropriate.

On July 24, 2002, the Court granted the Company's Motion to Dismiss, without prejudice. On August 7, 2002, Baldwin filed an Amended Complaint against the Company and the Individual Defendants identified above. On August 12, 2002, Rica Foods filed a Motion to Dismiss the Amended Complaint. On November 14, 2002, the Court dismissed with prejudice the class action lawsuit.

No legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending during the fiscal year ended September 30, 2002. The Company, except for the legal proceedings disclosed above, knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of the Company's management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                             Beginning      Additions                      Non-cash                     Ending
                              Balance       Charged to       Cash         Reductions                    Balance
Description                   Accrual         Income       Reductions     (Additions)     Reversal      Accrual
-----------                   -------         ------       ----------     -----------     --------      -------
Provision for doubtful
  receivables
  2002                       $   656,543        449,598             -        559,470             -    $   546,671
  2001                           797,611        122,150             -        263,218             -        656,543
  2000                           675,334        352,058             -        229,781             -        797,611
Provision for inventory
  obsolescence
  2002                       $    86,819        139,340             -        226,159             -    $         -
  2001                            74,682         17,428             -          5,291             -         86,819
  2000                            52,620         33,004             -         10,942             -         74,682

Valuation allowance
  2002                       $ 3,394,155              -             -        289,651      (561,383)     2,543,121
  2001                         3,010,670        546,321             -        162,836             -      3,394,155
  2000                         2,897,682        294,078             -        181,090             -      3,010,670

                                 Exhibit Index

Exhibit Number       Description

A Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002