Form 10-K/A
period 2002-09-30
RICA FOODS INC
filed 2003-01-30
CIK 789881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment Number 1
                                       to

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, as of the latest practicable date, January 21, 2003, was approximately $4,255,312. The foregoing calculation assumes that the per share market value of the common stock is $0.95, the amount of the last reported trade on the American Stock Exchange of January 21, 2003.

The number of shares outstanding of the Registrant's common stock, par value $0.001 per share (the Common Stock), as of the latest practicable date, January 21, 2003, was 12,864,321. There are no shares of preferred stock of the Registrant outstanding.

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

                                               PART II

         Item 5   Market for the Registrant's Common Stock and Related Stockholder
                    Matters ................................................................. 10
         Item 6   Selected Financial Data ................................................... 11
         Item 7   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations ........................................................... 12
         Item 7A  Quantitative and Qualitative Disclosures about Market Risk ................ 21
         Item 8   Financial Statements and Supplementary Data ............................... 23
         Item 9   Changes in or Disagreements with Accountants on Accounting and Financial
                    Disclosures.............................................................. 23

                                               PART III

         Item 10  Directors and Executive Officers, Promoters and Control Persons ........... 30
         Item 11  Executive Compensation .................................................... 33
         Item 12  Security Ownership of Certain Beneficial Owners and Management ............ 36
         Item 13  Certain Relationships and Related Party Transactions ...................... 37

                                               PART IV

         Item 14  Controls and Procedures ................................................... 38
         Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K ........... 39

                                     PART I

ITEM 1. BUSINESS

Background

Rica Foods, Inc. (the "Company") was incorporated under the laws of the State of Utah on February 6, 1986 and undertook a public offering of its securities in 1987. In April 1994, the Company changed its state of incorporation from Utah to Nevada.

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income, stockholders' equity, and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

Segments

Information regarding the Company's segments for the last three fiscal years is set forth in Note 15 to the Company's consolidated financial statements unaudited for fiscal year 2002 and audited for fiscal years 2001 and 2000. Such information is incorporated herein by reference. The following is a brief description of the main business segments of the Company:

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

The Agriculture Ministry in Costa Rica together with the private industry sector of Costa Rica monitors all chicken entering the country to prevent the spread of Newcastle Disease in Costa Rica. The market in Costa Rica is also assisted by tariff agreements at the present time. Chicken importers must pay duties as dictated by the World Trade Organization ("WTO") (Formerly, General Agreement on Trade and Tariffs). These agreements were reached at the Uruguay Round of the GATT negotiations, which are scheduled to end in 2004, after which it is probable that similar negotiations will continue. The agreements and current negotiations that are being carried out with the present Costa Rican government provide quotas and scaled tariffs, and permit only certain broiler chicken cuts to enter the Costa Rican market.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Although the Company's common stock is listed on the American Stock Exchange ("AMEX") under the symbol RCF, trading of the Company's common stock on the AMEX has been halted. The Company has been advised by the AMEX that trading of the Company's common stock on the AMEX is likely to be halted at least until the Company has filed with Securities and Exchange Commission consolidated financial statements for fiscal 2002 that include a signed audit report. The Company believes that the AMEX is reviewing whether or not the Company's common stock should continue to be listed on the AMEX. There can be no assurance that trading of the Company's common stock will ever resume on the AMEX.

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



As of January 21, the Company had 12,811,469 shares of Common Stock outstanding and approximately 1,500 holders of record of such stock, and no shares of preferred stock were outstanding as of that date.

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

During fiscal year 2000, the Board of Directors of Pipasa declared a dividend of 637,000 series TCA shares of preferred stock to common stockholders of record of Pipasa as of September 30, 1999, valued at $2,143,626. Based on minority interest ownership of Pipasa (equivalent to 40.44%), Inversiones La Ribera, S.A. received 257,602 shares, valued at $866,882. Likewise, the Company received 379,398 shares valued at $1,276,744. The dividends distributed during fiscal year 2000 correspond to Pipasa's earnings pertaining to fiscal year 1999.

After the issuance of such preferred stock, Inversiones La Ribera, S.A. and the Company used such shares to cancel outstanding debts with Pipasa.

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

After the issuance of such preferred stock, the common stockholders used such shares to cancel outstanding debts with As de Oros.

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


ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included elsewhere in this Form 10-K/A. The data as of September 30, 2002 and 2001 and for the fiscal years ended September 30, 2002, 2001 and 2000, are derived from the Company's consolidated financial statements unaudited for fiscal year 2002 and audited for fiscal year 2001 and 2000. included elsewhere in this Form 10-K/A. The data as of September 30, 2000, 1999 and 1998 and for the fiscal years ended September 30, 1999 and 1998 is derived from the Company's audited financial statements not included in this Form 10-K/A.

                                               2002           2001           2000           1999          1998
                                               ----           ----           ----           ----          ----
                                               (In thousands of U.S. dollars, except share and per share data)
Sales                                         130,665        127,336        123,628        118,550       98,794
Cost of sales                                  87,487         86,841         83,757         77,275       71,464
Income from operations                          9,908          5,694          6,385         12,427        6,155
Income before income taxes and
   minority interest                            4,180          1,188          3,725          8,174        3,641
Net income applicable to
   stockholders                                 2,917          1,349          2,889          3,041        1,130
Basic earnings per common share           $      0.23    $      0.11    $      0.24     $     0.43   $     0.16
Diluted earnings per common share         $      0.23    $      0.11    $      0.24     $     0.42   $     0.16
Total assets                                   90,815         90,850         88,182         70,323       63,005
Long-term debt, net of current portion         16,018         20,890         21,821         21,444       22,559
Basic weighted average number of
   shares outstanding                      12,811,469     12,810,021     11,874,190      7,122,170    7,078,949
Diluted weighted average number of
   shares outstanding                      12,811,469     12,810,021     11,878,474      7,269,769    7,113,265

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management is responsible for preparing the Company's consolidated financial statements and related information that appears in this Form 10-K/A. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present the Company's consolidated financial condition and results of operations in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Management has included in the Company's consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at the appropriate cost, that transactions are executed in accordance with the Company's authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income, stockholders' equity, and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

Since the 2002 Financial Statements do not meet the requirements of a Form 10-K filing, the Company's Chief Executive Officer and Chief Financial Officer did not at the time of filing the Form 10-K Amendment, provide the Securities and Exchange Commission with the certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 to Form 10-K/A does include a copy of an audit report issued by Arthur Andersen on December 7, 2001 with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2001 and 2000; and (ii) the related consolidated statements of income, stockholders' equity, and cash flows for the two years ended September 30, 2001.

See "Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" for information regarding the resignation of Deloitte & Touche as the Company's independent accountants on January 23, 2003.

The Company's operations are primarily conducted through its 100% owned subsidiaries, Pipasa and As de Oros and their respective subsidiaries. The Company is the largest poultry company in Costa Rica. As de Oros also owns and operates a chain of quick service restaurants in Costa Rica operated under the name Restaurantes As de Oros.

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

For 2002, the trend of economic slow down continued from 2001. According to the Banco Central of Costa Rica ("BCCR"), the Gross Domestic Product increased by 2.8% which was the same increase experienced in 2001. The inflation rate was 10% for calendar year 2002 compared to 11% for calendar 2001. The devaluation of the colon with respect to the U.S. dollar reached 10.8% for calendar year 2002, compared to 7.4% for calendar year 2001, Exports increased 3.5% in calendar year 2002 compared to a decrease of 13.9% for calendar year 2001. External investments in the country reached approximately $642 million compared to $454 million during 2001. The deficit of the government of Costa Rica increased from 4.3% in calendar 2002 compared to 2.9% in calandar 2001.

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

Sales for the other products segment increased by 38.7% for fiscal year 2002 when compared to fiscal year 2001, mainly due to an increase in the sale of raw material. Profit margin decreased from 10.4% for fiscal year 2001 to 1.5% for fiscal year 2002, mainly due to variations in the sales mix to less profitable products.

Operating expenses decreased by 4.4% or $1.53 million for fiscal year 2002 when compared to fiscal year 2001. The decrease was mainly due to the discontinuation of the amortization of goodwill in fiscal year 2002. For fiscal 2002, General and Administrative expenses decreased by $494,402 or 3.4%; when compared to fiscal 2001 mainly due to Company's effort to improve efficiencies and adopt cost measures. Likewise, Selling expenses decrease of $249,128 or 1.28% for fiscal 2002, when compared to fiscal 2001, was mainly due to efficiencies in distribution logistics. Operating expenses represented 25.5% and 27.3% of net sales for fiscal years 2002 and 2001, respectively.

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

For September 30, 2002 and 2001 the Company established a full valuation allowance for the tax depreciation resulting from the restatement of property, plant and equipment. The Company believes that it is more likely than not that this depreciation will not continue to be deductible in the future, and has therefore, recorded a full valuation allowance.

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

The Company owns virtually all of the property, plant and equipment it uses in its production facilities and financial headquarters in Costa Rica, of which some assets are pledged as security for the credit facilities described below aggregating to $6.9 million. In addition, $1.9 million of assets are being pledged as collateral for the Polaris litigation. The Company leases or rents virtually all of the assets it uses in its distribution and retail operations. The Company has operating leases for vehicles, cooling equipment and building facilities for its restaurants and retail outlets.

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

As of January 14, 2002, the Company obtained a waiver of certain possible breaches of the Negative Covenants contained in the amended and restated note purchase agreement dated December 28, 2001, among Rica, Pipasa, As de Oros, and PacLife (the "Amended Agreement"). The potential breaches did not involve any payment violation. The Company has made all required payments to PacLife, including a payment of $4.96 million of principal and interest in January 2002 and a payment of $750,000 of interest in July 2002. In addition, the Company made the next required principal and interest payment of $4.7 million on January 15, 2003. Thereafter, the principal amount of Notes was be reduced to $8 million.

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

Pursuant to the terms of the Amended Agreement, the Company is obligated to furnish PacLife, within 120 days after the end of each fiscal year, audit financial statements for the preceding fiscal year and an auditor's certificate indicating that the auditor is not aware of any events of default under the Amended Agreement (the "Financial Certifications"). The auditing firm must be of recognized "national" standing.

As a result of the Company's inability to provide PacLife the Financial Certifications on January 28, 2002, the Company has technically defaulted under the Amended Agreement and has until February 27, 2003 to cure the event of default. If the default is not cured PacLife has the right to declare all of the outstanding Notes immediately due and payable and the entire unpaid principal amount of such Notes, plus accrued and unpaid interest thereon and a yield maintenance amount.

The Company intends to request a waiver from PacLife. Although the Company is seeking to engage new auditors and deliver the Financial Certifications, the Company cannot predict when it will secure new auditors and be in a position to deliver the Financial Certifications.

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

Inventory: Inventories are stated at the lower of cost or market and their cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. The costs associated with breeder hens during their growth period are capitalized as inventories until they reach their production stage, which is approximately 20 weeks after they hatch. Capitalized costs are amortized over the productive life of the hens based on a percentage calculated according to the estimated production cycle of the hen. The productive life of hens is estimated based on historical data. Finished products, raw materials and other supplies are regularly evaluated to determine that market conditions are correctly reflected in their recorded carrying value. An inventory obsolescence provision is provided based upon conditions such as aged products, low turnover, or damaged or obsolete products.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of," and establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying value or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on October 1, 2002 and did not have a material effect on the Company's financial position, results of operations or cash flows.

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

As of September 30, 2002, the Company had outstanding indebtedness of approximately $41.5 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase during the year in the devaluation of the colon/dollar exchange rate would be approximately $408,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar- denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

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

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges during fiscal 2002 or 2001. The Company expects that losses in the amount of $96,989 recorded in other comprehensive loss as of September 30, 2002, related to cash flow hedges, will be recognized within the following 3 months. The Company generally does not hedge anticipated transactions beyond 6 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income, stockholders' equity, and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited" and should not be relied upon as audited financial statements. This Amendment No. 1 to Form 10-K/A does not include financial statements meeting the requirements of a Form 10-K filing.

This Amendment No. 1 to Form 10-K/A does include a copy of an audit report issued by Arthur Andersen on December 7, 2001 with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2001 and 2000; and (ii) the related consolidated statements of income, stockholders' equity, and cash flows for the two year period ended September 30, 2001.

Except as noted above, the information required by this item is incorporated by reference to the independent Auditor's Report issued by Arthur Anderson on December 7, 2001 (described above) included on page F-2 and from the consolidated financial statements and supplementary date, on pages F-3 through F-31 on this Form 10-K/A.

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


Resignation of Deloitte & Touche

       On January 23, 2002, Deloitte & Touche provided the Chairman of the Company's Audit Committee a letter which read as follows:

       This is to confirm that the client-auditor relationship between Rica Foods, Inc. (Commission File No. 001-1499) and Deloitte & Touche, S.A. has ceased on January 23, 2003.

       The Company believes Deloitte & Touche has resigned as the Company's independent accountant.

Events Preceding Resignation

       Deloitte & Touche began serving as the Company's auditors on August 5, 2002, reviewed the Company's Form 10-Q for the quarter ended June 30, 2002 and, until very recently, has been conducting an audit of the Company and its major operating subsidiaries.

       Between approximately December 18, 2002 and January 13, 2002, Deloitte & Touche also assisted the Company by providing it comments to the Company's Form 10-K for the fiscal year ended September 30, 2002 (the "Form 10-K").

       At approximately 5:30 PM EST on January 13, 2003 the Company filed the Form 10-K with the Securities and Exchange Commission (the "SEC"). The Form 10-K contained a number of financial errors.

       At the time of filing, the Company's Chief Financial Officer (the "CFO") was aware that "Due from Stockholders" in the amount of $5,495,437 was classified as an asset account instead of a contra-equity account and "Preferred Stock" in the amount of $2,216,072 was classified as part of "Minority Interest" instead of a component of Stockholders' Equity (collectively, the "Non-Preferred Classifications"). The Board and Audit Committee do not believe that the CFO thought, at the time the Form 10-K was filed, that there were material errors in the consolidated financial statements included in the filing.

       At the time of filing, the Company was not aware of the following errors:
(i) Net income applicable to common shareholders for the year 2000 did not tie with the corresponding amount in Statement of Stockholders' Equity by $17,875; and (ii) Accumulated Other Comprehensive Loss in the Statement of Stockholders' Equity for the year 2002 was misstated by $36. In addition, the CFO did not realize that the certain changes to the audit report requested by Deloitte & Touche were not made.

Resignation of Deloitte & Touche

       On January 23, 2002, Deloitte & Touche provided the Chairman of the Company's Audit Committee a letter which read as follows:

       This is to confirm that the client-auditor relationship between Rica Foods, Inc. (Commission File No. 001-1499) and Deloitte & Touche, S.A. has ceased on January 23, 2003.

       The Company believes Deloitte & Touche has resigned as the Company's independent accountant.

Events Preceding Resignation

       Deloitte & Touche began serving as the Company's auditors on August 5, 2002, reviewed the Company's Form 10-Q for the quarter ended June 30, 2002 and, until very recently, has been conducting an audit of the Company and its major operating subsidiaries.

       Between approximately December 18, 2002 and January 13, 2002, Deloitte & Touche also assisted the Company by providing it comments to the Company's Form 10-K for the fiscal year ended September 30, 2002 (the "Form 10-K").

       At approximately 5:30 PM EST on January 13, 2003 the Company filed the Form 10-K with the Securities and Exchange Commission (the "SEC"). The Form 10-K contained a number of financial errors.

       At the time of filing, the Company's Chief Financial Officer (the "CFO") was aware that "Due from Stockholders" in the amount of $5,495,437 was classified as an asset account instead of a contra-equity account and "Preferred Stock" in the amount of $2,216,072 was classified as part of "Minority Interest" instead of a component of Stockholders' Equity (collectively, the "Non-Preferred Classifications"). The Board and Audit Committee do not believe that the CFO thought, at the time the Form 10-K was filed, that there were material errors in the consolidated financial statements included in the filing.

       At the time of filing, the Company was not aware of the following errors:
(i) Net income applicable to common shareholders for the year 2000 did not tie with the corresponding amount in Statement of Stockholders' Equity by $17,875; and (ii) Accumulated Other Comprehensive Loss in the Statement of Stockholders' Equity for the year 2002 was misstated by $36. In addition, the CFO did not realize that the certain changes to the audit report requested by Deloitte & Touche were not made.

       The Form 10-K also appeared to include a signed audit report from Deloitte & Touche. The Board and Audit Committee recognize that it was potentially a violation of Article III of Regulation S-X for the Company to file a Form 10-K before it received a signed audit report from Deloitte & Touche. However, until very shortly after the filing of the Form 10-K, the CFO believed the Company was in the process of receiving the Signed Audit Report.

       The CFO immediately contacted Deloitte & Touche to discuss filing an amendment to the Form 10-K that evening. The Company anticipated that the Form 10-K would disclose the errors associated with the Form 10-K filing and include an audit report signed by Deloitte & Touche (the "Form 10-K Amendment Plan"). From the evening of January 13, 2003 until the late afternoon of January 16, 2003, the Company believed that Deloitte & Touche was in agreement with the Form 10-K Amendment Plan.

       At approximately 6 PM EST on January 16, 2003, Mr. Castro and Mr. Danillo Villalta, the managing partner of Deloitte's office in Costa Rica, spoke with the Chairman of the Company's audit committee, Mr. Federicio Vargas. During the meeting, Mr. Castro and Mr. Villalta informed Mr. Vargas of Deloitte & Touche's intent to send the letter described below. Mr. Castro also indicated that Deloitte & Touche was considering sending to the SEC a letter comparable to the one described below if Deloitte and Touche's requests were not met.

       At approximately 9 PM EST on January 16, 2003, the Company's Board of Directors (the "Board") and Audit Committee of the Company received a letter from Deloitte & Touche which indicated in relevant part:

       The 2002 Form 10-K includes an audit report, dated December 13, 2002, that was purportedly issued and signed by "Deloitte & Touche's on the Company's consolidated financial statements and related financial statement schedule as of and for the year ended September 30, 2002. Deloitte and Touche has not issued any reports or provided its consent in connection with the Company's 2002 consolidated financial statements and has not provided, and does not provide, its permission for the Company to use Deloitte & Touche's name, or reports purportedly signed by "Deloitte & Touche", in connection with the 2002 Form 10-K.

       Deloitte & Touche hereby requests that you take the appropriate action to advise all recipients of the 2002 Form 10-K by filing a Form 8-K with the SEC to state (1) that the use of Deloitte & Touche's name and the inclusion of the report that was purportedly issued and signed by Deloitte & Touche was unauthorized; (2) that Deloitte & Touche has not issued any reports or provided its consent; and (iii) that Deloitte and Touche is not otherwise associated in any manner with the 2002 Form 10-K.

       Deloitte & Touche also hereby requests that you cease and desist from (1) using Deloitte & Touche's name without its prior written permission, and
       (2) using any reports or consents not issued and signed by Deloitte & Touche in any document.

       As you are aware, the Company's consolidated financial statements included in the 2002 Form 10-K are incorrect, and we are working with the Company on the correction of such financial statements. However, since the Company has not yet issued its correct financial statements, we are not in a position to report on the Company's financial statements.

       The Company's Board, Audit Committee and Executive

Officers were surprised by Deloitte & Touche's communications since the Company believed it had been working with Deloitte & Touche to effectuate the Form 10-K Amendment Plan.

       The Board, Audit Committee and Executive Officers were also surprised that Deloitte & Touche had specifically requested language to be included in the Form 8-K that, when read in its entirety, strongly suggested that: (i) Deloitte & Touche had absolutely no involvement in the preparation of the financial statements included in the Form 10-K nor in the inclusion of the audit report in the Form 10-K; and (ii) Deloitte & Touche has provided no indicia of consent to the Company that it could include the signed audit report in the Form 10-K.

       The Board and Audit Committee believed that the Form 8-K text proposed by Deloitte & Touche was not fair and balanced disclosure of the historical events. Deloitte & Touche had clearly been serving as the Company's independent accountant, reviewing its quarterly reports on Form 10-Q, and providing comments to the Form 10-K. The Board and Audit Committee also believe that the actions of Deloitte & Touche leading up to the filing of the Form 10-K contributed to the CFO's mistaken belief that the Company was in the process of receiving a Signed Audit Report.

       Nonetheless, the Board and Audit Committee recognized that the Company had filed a Form 10-K, had not received a signed audit report from Deloitte & Touche and needed to apprise the investing public as soon as possible. On January 17, 2003, the Board and Audit Committee were already concerned that they could no longer rely on Deloitte & Touche's communications from the late evening of January 13, 2003 to January 17, 2003 to the effect that Deloitte & Touche could be in a position to send the Company a signed audit report within hours or days. Despite repeated requests, Deloitte & Touche had not provided the Company with a specific list of remaining open audit items.

       The Board and Audit Committee informed Deloitte & Touche in writing on January 17, 2003 that, given the delays already experienced, the Company believed it would be best to apprise the investing public of any errors in the Form 10-K pursuant to a Form 10-K amendment to be filed on January 20th or 21st of 2003. The Company believed that, relative to a Form 8-K, a Form 10-K Amendment would provide investors far more comprehensive, detailed and balanced textual and financial information.

       At 9:40 PM EST on January 17, 2003, Mr. Castro advised the General Counsel and the Chairman of the Company's Audit Committee that unless the Company filed the form of Form 8-K requested by Deloitte & Touche, Deloitte & Touche would send to the SEC a copy of a letter comparable to Deloitte & Touche's January 16, 2003 letter to the Company.

       The Company became increasingly suspicious of Deloitte & Touche's actions when Mr. Castro repeatedly refused to discuss the Company's proposal that it might be in the best interest of the investing public, the Company and Deloitte to announce any Form 10-K deficiencies in a Form 10-K amendment rather than a Form 8-K.

       Despite the growing lack of confidence in Deloitte & Touche by the Board and Audit Committee, the CFO continued to incorporate Deloitte & Touche's comments into a draft

Form 10-K Amendment. The Company was not aware of any disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make reference to the subject of the disagreement in connection with its report. The Company also continued to speak to Mr. Castro and draft a Form 8-K.

       At approximately 9 PM EST on January 20, 2003 the Company provided Mr. Castro with a proposed draft of the Form 8-K which reads in relevant part as follows:

       It has come to the Company's attention that Deloitte & Touche, the Company's independent auditors ("Deloitte"), did not provide the Company with a signed audit report for inclusion in the Company's Form 10-K. Accordingly, the independent accountant's report apparently contained in the Form 10-K should not be relied upon.

       The Company does not intend to file an amendment to its Form 10-K for the fiscal year ended September 30, 2002 until Deloitte has completed its audit and provided the Company with a signed audit report.

       The Company has received some preliminary comments from Deloitte and anticipates correcting some errors that appear in its financial statements. The Company does not know if the changes to its financial statements requested by Deloitte will be material. The Company has requested more definitive guidance from Deloitte pursuant to Section 10A(k) of the Securities Exchange Act of 1934 and hopes to hear from Deloitte in the near future.

       At approximately 11 PM EST on January 20, 2003, Mr. Castro provided the Company with a proposed draft of the Form 8-K which reads in relevant part as follows:

       The Company wishes to advise all recipients of its Form 10-K for the year ended September 30, 2002 filed on January 13, 2003 (1) that the use of the name of Deloitte & Touche, the Company's independent auditors, and the inclusion of the audit report that was purportedly issued and signed by Deloitte & Touche was unauthorized; (2) that Deloitte & Touche has not issued any reports or provided its consent; and (3) that Deloitte & Touche is not otherwise associated in any manner with the 2002 Form 10-K.

       The Company does not intend to file an amendment to its Form 10-K for the fiscal year ended September 30, 2002 until Deloitte & Touche has completed its audit and provided the Company with a signed audit report.

       The Company has determined that there are material errors in its consolidated financial statements and will correct those errors in an amended Form 10-K/A as soon as possible.

       The Company had not determined that there were material errors in its financial statements at the time of the filing of the Form 10-K. The Company was also discouraged by Deloitte & Touche's insistence upon including in the text the exact same wording that the Company had previously identified to Deloitte & Touche as less than a fair and balanced disclosure of historical events. The Company was also discouraged by Mr. Castro's refusal to provide the Company with the contact information of the individuals at Deloitte &

Touche's national office who Mr. Castro claimed were dictating the terms of the proposed Form 8-K.

       The Company reiterated its concerns to Deloitte and at approximately 7:30 AM EST on January 21, 2003 Mr. Castro sent the Company another proposed draft of the Form 8-K which reads in relevant part as follows:

       The Company wishes to advise all recipients of its Form 10-K for the year ended September 30, 2002 filed on January 13, 2003 (1) that the use of the name of Deloitte & Touche, the Company's independent auditors, and the inclusion of the audit report that was purportedly issued and signed by Deloitte & Touche was unauthorized; (2) that Deloitte & Touche has not issued any reports or provided its consent; and (3) that Deloitte & Touche is not otherwise associated in any manner with the 2002 Form 10-K.

       The Company does not intend to file an amendment to its Form 10-K for the fiscal year ended September 30, 2002 until Deloitte & Touche has completed its audit and provided the Company with a signed audit report.

       The Company is aware that the financial statements that were filed on January 13, 2003 contain errors. At this time the Company is not aware of all of the changes to its financial statements that will be required but will correct all errors in an amended Form 10-K/A as soon as possible.

       At approximately 3 PM EST on January 21, 2003, Mr. Castro sent the Company an email that reads in relevant part as follows (translated from Spanish):

       I confirm to you that the terms in which the revised phrase "3) that Deloitte & Touche is not otherwise associated in any manner with the Company's 2002 Form 10-K" refers to the filing with the errors that were sent on Monday and in no instance does it mean that we are not involved with the work to complete the audit for the 2002 10-K.

       Also, I confirm in writing our conversation regarding the fact that the Form 8-K should be filed no later than one hour prior to the market closing today. In the event this does not occur, we would be sending the SEC a letter within the same parameters as the one sent via fax to Don Federico last Friday.

       Based upon conversations between Mr. Castro and the Company between January 17, 2003 and January 20, 2003, by January 21, 2003 the Company believed that Deloitte & Touche did not intend to provide the Company with a signed audit report for the proposed Form 10-K by the close of business by January 21, 2003. By January 21, 2003, the Company also believed that Deloitte &Touche was not willing to meaningfully negotiate the terms of the Form 8-K.

       On January 21, 2003, the Company filed a Form 8-K announcing the following:

       It has come to the Company's attention that Deloitte & Touche, the Company's independent auditors, did not provide the Company with a signed audit report for inclusion in the Company's Form 10-K. Accordingly, the independent accountant's report apparently contained in the Form 10-K should not be relied upon.

       The Company does not intend to file an amendment to its Form 10-K for the fiscal year ended September 30, 2002 until Deloitte & Touche has completed its audit and provided the Company with a signed audit report.

       The Company has been working with Deloitte & Touche to finalize the financials to be included in the Form 10-K amendment. The Company has received some preliminary comments from Deloitte & Touche and anticipates correcting some errors that appear in the financial statements of the Form 10-K. The Company does not know if Deloitte & Touche will have additional comments to the financial statements or if the requested changes by Deloitte & Touche will be material.

       On the evening of January 22, 2002, the CFO, the General Counsel and outside counsel to the Company received a phone call from various representatives of Deloitte & Touche. Deloitte & Touche notified the Company that it was considering withdrawing from its relationship with the Company due to Deloitte & Touche's inability to trust management of the Company and Deloitte & Touche's perception that the Company had responded inappropriately to Deloitte's letter of January 16, 2002. However, Deloitte & Touche confirmed that prior to the filing of the Form 10-K Deloitte & Touche had never called into question its ability to rely upon or trust management of the Company.

       On the evening of January 22, 2003, the Board and Audit Committee also received a letter from Deloitte & Touche that reads in relevant parts as follows:

       We believe the Form 8-K is inaccurate and did not take into account (a) our letter to you dated January 16, 2003, a copy of which is attached, advising you of the actions we believed the Company should take with respect to the Form 10-K filed by the Company on January 13, 2003 and (b) the extensive comments we provided to you on your proposed draft of the Form 8-K.

       Contrary to the statements made in the Form 8-K filed, we believe that the Company was aware that we had neither issued an auditors' report on the Company's financial statements for the fiscal year ended September 30, 2002 nor provided our consent in connection with the Company's 2002 consolidated financial statements included in the 2002 Form 10-K filed on January 13, 2003. Also, we believe that the Company knowingly included an auditors' report purportedly issued and signed by "Deloitte & Touche." The Company was also aware, at the time the 2002 Form 10-K was filed, that there were material errors in the consolidated financial statements included in such filing.

       As a result of the above, we are seriously evaluating our existing client-auditor relationship.

       The Company believes that some of the beliefs expressed in Deloitte's letter of January 22, 2002 are unfounded. The Company believes the Form 8-K is materially accurate and that the text proposed by Deloitte & Touche was not a fair and balanced disclosure of historical events

(see discussion above). The Company further believes that, until very shortly after the filing of the Form 10-K, the Company's CFO believed the Company was in the process of receiving the Signed Audit Report. In addition, the Board and the Audit Committee believe that the actions of Deloitte & Touche leading up to the filing contributed to the CFO's belief that the Company was in the process of receiving a Signed Audit Report from Deloitte & Touche.

       Contrary to Deloitte's statements of January 22, 2003, the Board and the Audit Committee do not believe that the CFO thought, at the time the Form 10-K was filed, that there were material errors in the consolidated financial statements included in such filing.

       Aside from the events described above, the Company does not believe there were any disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make reference to the subject of the disagreement in connection with its report.

       The Company anticipates that it will authorize Deloitte & Touche to respond fully to the inquiries of the Company's prospective successor accountant concerning any disagreements the Company has had, if any, with Deloitte & Touche on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

       The Company is in the process of interviewing several accounting firms to serve as the Company's new independent accountants.

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

Dr. Federico Vargas. Dr. Vargas has been a member of the Board of Directors since August 1996 and is currently the Chairman of the Audit Committee. Dr. Vargas has also served on the board of directors of Pipasa since January 1995, served on the board of directors of Restaurante As de Oros, a subsidiary of As de Oros, from November 1999 until June 2001, and served as a member of the board of directors of Financiera Belen from February 1999 until July 2001. He has served as a Professor of Economics and Social Sciences at the University of Costa Rica from 1963 to the present. Dr. Vargas has been extensively involved in political activities since 1974. From 1990 to 1994, he served as a Deputy in the Costa Rican Assembly. From 1993 to 1994, he was Chairman of the Legislative Section of the Partido Liberacion Nacional of Costa Rica. Prior to 1990, Dr. Vargas held a number of political offices including Minister of Finance on two occasions, Ambassador of Costa Rica to the United States, Ambassador of Costa Rica to the Organization of American States, Counselor to the President of Costa Rica in Finance and External Debt, with the rank of Minister of Economics, and Advisor to the President of Costa Rica. Dr. Vargas serves on the boards of directors and advisory bodies of numerous charitable and educational organizations and is the author of a number of publications in economic and educational matters. He obtained his Bachelor's degree in Business Administration from Nichols College in Massachusetts in 1954 and his Ph.D. from the University of Colorado in 1967. He has also attended the Wharton School of Finance and Commerce at the University of Pennsylvania. Dr. Vargas graduated from the University of Costa Rica with a degree in Business Administration.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) Financial Statements

          The financial statements incorporated by reference in Item 8 of this Form 10-K are included beginning on page F-1 as follows:

          (A)  Independent Auditors' Report for fiscal year 2001

          (B) Consolidated Balance Sheets unaudited for September 30, 2002 and audited for September 30, 2001.

          (C) Consolidated Statements of Income unaudited for the year ended September 30, 2002 and audited for the years ended September 30, 2001 and 2000.

          (D) Consolidated Statements of Stockholders' Equity unaudited for the year ended September 30, 2002 and audited for the years ended September 30, 2001 and 2000.

          (E) Consolidated Statements of Cash Flows unaudited for the year ended September 30, 2002 and audited for the years ended September 30, 2001 and 2000.

          (F) Notes to Consolidated Financial Statements unaudited for fiscal year 2002, and audited for fiscal years 2001 and 2000.

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

                                          Rica Foods, Inc.




Dated: January 30, 2003                   By: /s/ Calixto Chaves
                                              ----------------------------
                                                  Calixto Chaves
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: January 30, 2003                    /s/ CALIXTO CHAVES
                                   --------------------------------------
                                          Calixto Chaves, Director,
                                          Chairman of the Board, Chief Executive
                                          Officer and President

DATE: January 30, 2003                    /s/ GINA SEQUEIRA
                                   --------------------------------------
                                          Gina Sequeira, Chief Financial Officer

DATE: January 30, 2003                    /s/ JORGE M. QUESADA
                                   --------------------------------------
                                          Jorge M. Quesada, Director, Treasurer,
                                          and Executive President,

DATE: January 30, 2003                    /s/ PEDRO J. MATTEU
                                   --------------------------------------
                                          Pedro J. Matteu, Director

DATE: January 30, 2003                    /s/ FEDERICO VARGAS
                                   --------------------------------------
                                          Dr. Federico Vargas, Director

DATE: January 30, 2003                    /s/ MONICA CHAVES
                                   ---------------------------------------
                                          Monica Chaves, Director and Secretary

DATE: January 30, 2003                    /s/ LUIS LAUREDO
                                   ---------------------------------------
                                          Luis J. Lauredo, Director

DATE: January 30, 2003                    /s/ GRANT "JACK" PEEPLES
                                   ---------------------------------------
                                          Grant "Jack" Peeples, Director

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Calixto Chaves, certify that:

1. I have reviewed this annual report on Form 10-K/A of Rica Foods, Inc.;

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

DATE: January 30, 2003


                             /s/ CALIXTO CHAVES
                            ------------------------
                                  Calixto Chaves
                             Chief Executive Officer
                              Chairman of the Board

I, Gina Sequeria , certify that:

1. I have reviewed this annual report on Form 10-K/A of Rica Foods, Inc.;

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

DATE: January 30, 2003



                              /s/ GINA SEQUEIRA
                              --------------------
                                  Gina Sequeria
                             Chief Financial Officer
                          Principal Accounting Officer

          This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income, stockholders' equity, and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited" and should not be relied upon as audited financial statements. This Amendment No. 1 to Form 10-K/A does not include financial statements meeting the requirements of a Form 10-K filing.

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

This is a copy of the audit report previously issued by Arthur Andersen in connection with Rica Foods, Inc. filing on Form 10-K for the year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen in connection with this filing on Form 10-K/A.

                        RICA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2001

      Assets                                                        2002            2001
      ------                                                        ----            ----
      Current assets:
           Cash and cash equivalents                                $ 2,728,293     $  4,920,870
           Short-term investments                                     2,492,266          851,905
           Notes and accounts receivable                             16,542,374       12,277,131
           Due from related parties                                   1,178,775        1,421,812
           Inventories                                               14,145,070       12,833,325
           Deferred income taxes                                        385,968          412,854
           Prepaid expenses                                             417,234          796,671
                                                                    -----------     ------------
       Total current assets                                          37,889,980       33,514,568

      Property, plant and equipment                                  39,627,144       45,827,917
      Long-term receivables-trade                                       901,009          595,596
      Long-term investments                                           4,109,309        4,312,411
      Other assets                                                    6,564,407        4,413,723
      Goodwill                                                        1,723,414        2,186,090
                                                                    -----------     ------------
      Total assets                                                  $90,815,263     $ 90,850,305
                                                                    ===========     ============

      Liabilities and Stockholders' Equity
      ------------------------------------

      Current liabilities:
           Accounts payable                                         $18,975,032     $ 14,444,895
           Accrued expenses                                           3,428,707        3,917,787
           Notes payable                                             17,074,336       18,175,269
           Current portion of long-term debt                          8,190,702        7,216,726
           Due to stockholders                                                -           74,634
                                                                    -----------     ------------
      Total current liabilities                                      47,668,777       43,829,311

      Long-term debt, net of current portion                         16,018,388       20,889,821
      Due to stockholders                                                     -           15,368
      Deferred income taxes                                           2,093,066        2,162,090
                                                                    -----------     ------------
      Total liabilities                                              65,780,231       66,896,590

      Minority interest                                               1,336,445        1,336,445

      Commitments and contingencies (Note 20)

      Stockholders' equity:
           Common stock                                                  12,865           12,865
           Preferred stock                                            2,216,072        2,216,072
           Additional paid-in capital                                25,800,940       25,800,940
           Accumulated other comprehensive loss                     (12,206,661)      (9,625,035)
           Retained earnings                                         13,654,202       10,736,911
                                                                    -----------     ------------
                                                                     29,477,418       29,141,753
           Less:
             Due from stockholders                                   (5,495,437)      (6,256,089)
             Treasury stock, at cost                                   (283,394)        (268,394)
                                                                    -----------     ------------
      Total stockholders' equity                                     23,698,587       22,617,270
                                                                    -----------     ------------

      Total liabilities and stockholders' equity                    $90,815,263     $ 90,850,305
                                                                    ===========     ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

                        RICA FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended September 30, 2002, 2001 and 2000

                                                              2002                2001               2000
                                                              ----                ----               ----
Sales                                                       $ 130,665,439       $ 127,336,366      $ 123,628,327
Cost of sales                                                  87,487,065          86,840,951         83,756,904
                                                            -------------       -------------      -------------
Gross profit                                                   43,178,374          40,495,415         39,871,423
                                                            -------------       -------------      -------------

Operating expenses:
    General and administrative                                 14,054,980          14,549,382         13,577,143
    Selling                                                    19,215,331          19,464,459         18,955,061
    Amortization of goodwill                                            -             787,535            953,828
                                                            -------------       -------------      -------------
                                                               33,270,311          34,801,376         33,486,032
                                                            -------------       -------------      -------------

Income from operations                                          9,908,063           5,694,039          6,385,391

Other expenses (income):
    Interest expense                                            4,662,341           4,638,878          3,548,935
    Interest income                                            (1,501,963)         (1,182,587)        (1,110,747)
    Foreign exchange loss, net                                  3,298,051           2,319,389          1,562,549
    Miscellaneous, net                                           (730,610)         (1,269,231)        (1,340,039)
                                                            -------------       -------------      -------------
                                                                5,727,819           4,506,449          2,660,698
                                                            -------------       -------------      -------------
Income before income taxes and minority interest                4,180,244           1,187,590          3,724,693
Income tax expense (benefit)                                    1,041,596            (390,833)            80,223
                                                            -------------       -------------      -------------
Income before minority interest                                 3,138,648           1,578,423          3,644,470
Minority interest                                                  75,959              77,293            572,631
                                                            -------------       -------------      -------------
Net income                                                      3,062,689           1,501,130          3,071,839
Preferred stock dividends                                         145,398             152,346            182,892
                                                            -------------       -------------      -------------
Net income applicable to common stockholders                $   2,917,291       $   1,348,784      $   2,888,947
                                                            =============       =============      =============

    Basic earnings per share                                $        0.23       $        0.11      $        0.24
                                                            =============       =============      =============
    Diluted earnings per share                              $        0.23       $        0.11      $        0.24
                                                            =============       =============      =============

Basic weighted average number of common shares
  outstanding                                                  12,811,469          12,810,021         11,874,190
                                                            =============       =============      =============
Diluted weighted average number of common shares
  outstanding                                                  12,811,469          12,810,021         11,878,474
                                                            =============       =============      =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

                        RICA FOODS INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended September 30, 2002, 2001 and 2000


                                  Common Stock         Treasury Stock                                            Accumulated
                                  ------------         --------------               Additional                      Other
                                                                        Preferred    Paid-In       Due from     Comprehensive
                                Shares     Amount    Shares     Amount    Stock      Capital     Stockholders       Loss
                                ------    -------    ------     ------    -----      -------     -------------      ----
Balance, September 30,
 1999                         7,485,805   $ 7,486    47,752  $(268,394) $2,216,072 $ 12,137,326     $(644,988)    $(6,828,500)
Pipasa's "TCA" preferred
   stock issued as
   dividend to common
   stockholders                       -         -         -          -   2,143,626            -             -               -
Repurchase of Pipasa's
 "TCA" preferred shares               -         -         -          -  (2,143,626)           -             -               -
Cash dividends on
 preferred stock of Pipasa            -         -         -          -           -            -             -               -
Acquisition of 40.44%
 interest in Pipasa
 and 43.62% interest
 in As de Oros                5,354,516     5,355         -          -           -   13,463,640             -               -
Shares granted to
 employees                        7,600         8         -          -           -       86,856             -               -
Exercise of employee
 stock options                    6,400         6         -          -           -       73,128             -               -
Interest and other amounts
 due from stockholders                -         -         -          -           -            -    (4,255,511)              -
Net income                            -         -         -          -           -            -             -               -
Translation adjustment                -         -         -          -           -            -             -      (1,930,237)

Total comprehensive
   income                             -         -         -          -           -            -             -               -
                             ----------   -------    ------  ---------  ---------- ------------  ------------     -----------
Balance, September 30,
    2000                     12,854,321   $12,855    47,752  $(268,394) $2,216,072  $25,760,950  $ (4,900,499)    $(8,758,737)

    (Continued on next page)

                                                          Comprehensive
                                             Total           Income
                               Retained   Stockholders'     For the
                               Earnings      Equity          Period
                               --------      ------          ------
Balance, September 30,
 1999                         $6,481,305   $13,100,307
Pipasa's "TCA" preferred
   stock issued as
   dividend to common
   stockholders                        -     2,143,626
Repurchase of Pipasa's
 "TCA" preferred shares                -    (2,143,626)

Cash dividends on
 preferred stock of Pipasa      (165,017)     (165,017)
Acquisition of 40.44%
 interest in Pipasa
 and 43.62% interest
 in As de Oros                         -    13,468,995
Shares granted to
 employees                             -        86,864
Exercise of employee
 stock options                         -        73,134
Interest and other amounts
 due from stockholders                      (4,255,511)
Net income                     3,071,839     3,071,839      3,071,839
Translation adjustment                      (1,930,237)    (1,930,237)
                                          ------------
Total comprehensive
   income                              -             -     $1,141,602
                              ----------  ------------     ==========
Balance, September 30,
    2000                      $9,388,127   $23,450,374

    (Continued on next page)

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

                        RICA FOODS INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended September 30, 2002, 2001 and 2000
                                   (Continued)

                                    Common Stock        Treasury Stock                                               Accumulated
                                    ------------        --------------                  Additional                      Other
                                                                           Preferred     Paid-In       Due from     Comprehensive
                                 Shares      Amount    Shares     Amount     Stock       Capital     Stockholders       Loss
                                 ------      ------    ------     ------     -----       -------     ------------       ----
Cash dividends on
  preferred stock of Pipasa             -          -         -           -           -             -             -                -
Interest and other
  amounts due stockholders              -          -         -           -           -             -    (1,355,590)               -
Issuance of common stock           10,000         10         -           -           -        39,990             -                -
Net income                              -          -         -           -           -             -             -
Translation adjustment                  -          -         -           -           -             -             -         (866,298)
Total comprehensive
  income                                -          -         -           -           -             -             -                -
                               ----------   --------    ------   ---------  ----------   -----------  ------------     ------------
Balance, September 30, 2001    12,864,321   $ 12,865    47,752   ($268,394) $2,216,072   $25,800,940   ($6,256,089)     ($9,625,035)
                               ----------   --------    ------   ---------  ----------   -----------  ------------     ------------
Cash dividends on
  preferred stock of Pipasa
Payment received from
  stockholders                                                                                             760,652
Repurchase of common stock                               5,100     (15,000)
Net income
Translation adjustment                                                                                                   (2,484,637)
Derivative unrealized loss                                                                                                  (96,989)
Total comprehensive income              -          -         -           -           -             -             -                -
                               ----------   --------    ------   ---------  ----------   -----------  ------------     ------------
Balance, September 30, 2002    12,864,321   $ 12,865    52,852   ($283,394) $2,216,072   $25,800,940   ($5,495,437)    ($12,206,661)
                               ==========   ========    ======   =========  ==========   ===========  ============     ============

                                                                 Comprehensive
                                                   Total            Income
                                Retained       Stockholders'       For the
                                Earnings          Equity            Period
                               ---------          ------            ------
Cash dividends on
  preferred stock of Pipasa       (152,346)          (152,346)
Interest and other
  amounts due stockholders               -         (1,355,590)
Issuance of common stock                 -             40,000
Net income                       1,501,130          1,501,130          1,501,130
Translation adjustment                               (866,298)          (866,298)
                                                                    ------------
Total comprehensive
  income                               -                    -       $    634,832
                               -----------      -------------       ============
Balance, September 30, 2001    $10,736,911      $  22,617,270
                               -----------      -------------
Cash dividends on
  preferred stock of Pipasa       (145,398)          (145,398)
Payment received from
  stockholders                                        760,652
Repurchase of common stock                            (15,000)
Net income                       3,062,689          3,062,689          3,062,689
Translation adjustment                             (2,484,637)        (2,484,637)
Derivative unrealized loss                            (96,989)           (96,989)
                                                                    ------------
Total comprehensive income               -                  -       $    481,063
                               -----------      -------------       ============
Balance, September 30, 2002    $13,654,202      $  23,698,587
                               ===========      =============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended September 30, 2002, 2001 and 2000

                                                                     2002             2001             2000
                                                                     ----             ----             ----
    Cash flows from operating activities:
        Net income                                              $  3,062,689     $  1,501,130     $  3,071,839
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                        5,078,259        4,307,654        4,038,238
              Production poultry                                   3,463,403        3,262,770        2,331,767
              Allowance for inventory obsolescence                   139,340           17,428           33,004
              Amortization of goodwill                                     -          787,535          953,828
              Stock options and grants issued to employees                 -                -          159,998
              Derivative unrealized loss                             (96,989)               -                -
              Gain on sale of productive assets                     (227,557)        (579,298)        (509,272)
              Deferred income tax benefit                            (78,471)        (412,854)        (323,798)
              Provision for doubtful accounts                        449,598          122,150          352,058
              Minority interest                                       75,959           77,293          572,631
        Changes in operating assets and liabilities:
              Notes and trade receivables                         (4,704,148)      (1,437,642)      (1,994,653)
              Inventories                                         (4,910,227)      (1,721,099)      (2,708,186)
              Prepaid expenses                                       379,437         (258,309)        (168,793)
              Accounts payable                                     4,530,138       (1,716,183)       4,162,139
              Accrued expenses                                      (489,080)          55,129          258,264
              Long-term receivables-trade                           (378,872)           4,133         (449,519)
                                                                ------------     ------------     ------------
              Net cash provided by operating activities            6,293,479        4,009,837        9,779,545
                                                                ------------     ------------     ------------

    Cash flows from investing activities:
        Short-term investments                                    (1,640,361)        (765,349)         (53,809)
        Additions to property, plant and equipment                (4,996,703)      (8,403,574)     (17,253,793)
        Increase in long-term investments                           (186,731)        (281,858)               -
        Proceeds from sales of productive assets                   4,145,084        1,205,870        1,850,024
        Increase in other assets                                  (3,413,375)        (559,744)      (1,995,606)
                                                                ------------     ------------     ------------
        Net cash used in investing activities                     (6,092,086)      (8,804,655)     (17,453,184)
                                                                ------------     ------------     ------------

    Cash flows from financing activities:
        Preferred stock cash dividends                              (221,356)        (229,639)        (271,296)
        Short-term financing:
              New loans                                           26,507,366       21,958,360       21,317,219
              Payments                                           (27,664,430)     (16,601,868)     (16,620,357)

(Continued on next page)

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

In April 1996, Pipasa, entered into an agreement and plan of reorganization with the Company, pursuant to which the Company acquired 59.56% of the common stock of Pipasa in exchange for the issuance of 5,191,190 shares of the Company's common stock to the stockholders of Pipasa. On December 7, 1999, the Company consummated the acquisition of 40.44% remaining minority interest in exchange for a total of 3,683,595 shares of the Company's common stock valued at $4.7 per share (as of the date in which the purchase agreement was announced), resulting in an aggregate purchase price of $17,312,897. These acquisitions were accounted for as a reverse acquisition, whereby Pipasa was treated as the accounting acquirer and the Company as the legal acquirer; therefore, first and second acquisitions are under common control. No goodwill resulted from these transactions.

On February 26, 1998, the Company consummated an agreement with Comercial Angui, S.A., a Corporation in Costa Rica, to purchase 56.38% of the outstanding common stock of As de Oros for consideration consisting of a promissory note with a stated amount of $2.4 million due in January, 2000, and 815,686 shares of the Company's common stock, having a then current market value of approximately $2.6 million. On November 22, 1999, the Company consummated the acquisition of the remaining 43.62% shares of common stock of As de Oros in exchange of a total of 1,670,921 shares of the Company's common stock valued at $4.7 per share (as of the date in which the purchase agreement was announced), resulting in an aggregate purchase price of $7,853,328. The Company accounted for these acquisitions under the purchase method of accounting and allocated $11.5 million of excess purchase price over book value to property, plant and equipment and $3.9 million to goodwill. These transactions did not involve common control.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

As of September 30, 2002, Short-term investments were primarily comprised of certificate of deposits in U.S. dollars, and are carried on the balance sheet at fair market value, which approximates cost. Certificates have a maturity from 6 to 12 months and bear interest at rates from 6.79% to 9.50%.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

Futures Contracts

Futures and option contracts with original maturities of less than one year are used to hedge fluctuations in corn and soybean meal prices, which are considered to be a hedge against changes in the amount of future cash flows related to commodities purchases. The Company does not enter into derivative transactions for speculative purposes. The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges during fiscal 2002 or 2001. The Company expects that losses in the amount of $96,989 recorded in other comprehensive loss as of September 30, 2002, related to cash flow hedges, will be recognized into costs of production within the next 3 months. The adoption of SFAS No. 133 effective beginning in fiscal year 2001 did not have a material effect on the Company's financial position or results of operations. As of September 30, 2002, the Company has futures contracts in place to hedge purchases of commodities for $1.76 million, with a fair value of approximately $1.64 million. The Company generally does not hedge anticipated transactions beyond 6 months.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Live poultry inventory represents chicks in grow-out stage, breeders and layer hens. Breeder and layer hen costs are accumulated up to the production stage (approximately 20 weeks) and are amortized over the estimated production lives (approximately 65 weeks for breeder and approximately 80 weeks for layer hens) based on a percentage calculated according to the estimated production cycle of the hen, including a residual value. After approximately 43 days, chicks in grow-out stage are transferred to the processing plants. Accumulated costs consist primarily of animal feed and labor costs. Production poultry represents the accumulated amortization of breeder and layer hens in their productive stage.

The Company contracts farmers for its grow-out process. These farmers have a long-term contract with the Company to raise the baby chicks to adult birds. Ownership of the chickens is not transferred to the farmers, and all animal feed, medicine and other expenses incurred are accumulated as Live Poultry inventory. These farmers are paid according to the weight and quality of the chickens produced, which is recorded as inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Improvements to property, plant and equipment that extend their useful lives are capitalized. Costs for maintenance, repairs and minor renewals are charged to expense when incurred.

Depreciation expense is recorded using the straight-line method over the following estimated useful lives: buildings and facilities--50 years; machinery and equipment from 5 to 20 years. Guidelines used to establish useful life of depreciable assets are primarily tax driven. The Company has reviewed these guidelines and has deemed them appropriate based on assessments made by engineers and past experience, which are consistent with management's estimates of the useful lives. Land is recorded at cost and is not depreciated.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of," and establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying value or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on October 1, 2002 and did not have a material effect on the Company's financial position, results of operations or cash flows.

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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
                                                ===========    ============

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

Real estate held for future development mainly consist of land, located in urban and rural areas which can either be used for chicken farms, distribution warehouses and for production facilities. These are recorded at cost of acquisition which is lower than its fair market value as determined by independent appraisals.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

During fiscal year 1998, the Company completed a private placement (the "Private Placement") with Pacific Life Insurance Company ("PacLife") of $20 million in notes payable, denominated in U.S. dollars bearing an annual interest rate of 11.71%, (11.96% beginning in January 2001) comprised of $8 million in Series A Senior Notes and $12 million in Series B Senior Notes (collectively the "Notes"). The closing date of the Private Placement was on January 23, 1998 for Series A and February 26, 1998 for Series B Notes. Pipasa and As de Oros serve as guarantors for this Private Placement. Costs associated with issuance of private placement amounted to $540,000, which is being deferred through out the life of the loan using straight-line method of amortization.

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

As of January 14, 2002, the Company obtained a waiver of certain possible breaches of the Negative Covenants contained in the amended and restated note purchase agreement dated December 28, 2001, among Rica, Pipasa, As de Oros, and PacLife (the "Amended Agreement"). The potential breaches did not involve any payment violation. The Company has made all required payments to PacLife, including a payment of $4.96 million of principal and interest in January 2002 and a payment of $750,000 of interest in July 2002. In addition, the Company made the next required principal and interest payment of $4.7 million on January 15, 2003. Thereafter, the principal amount of Notes was reduced to $8 million.

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

Pursuant to the terms of the Amended Agreement, the Company is obligated to furnish PacLife, within 120 days after the end of each fiscal year, audit financial statements for the preceding fiscal year and an auditor's certificate indicating that the auditor is not aware of any events of default under the Amended Agreement (the "Financial Certifications"). The auditing firm must be of recognized "national" standing.

As a result of the Company's inability to provide PacLife the Financial Certifications on January 28, 2002, the Company has technically defaulted under the Amended Agreement and has until February 27, 2003 to cure the event of default. If the default is not cured PacLife has the right to declare all of the outstanding Notes immediately due and payable and the entire unpaid principal amount of such Notes, plus accrued and unpaid interest thereon and a yield maintenance amount.

The Company intends to request a waiver from PacLife. Although the Company is seeking to engage new auditors and deliver the Financial Certifications, the Company cannot predict when it will secure new auditors and be in a position to deliver the Financial Certifications.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

During fiscal year 2000, the Board of Directors of Pipasa declared a dividend of 637,000 series TCA shares of preferred stock to common stockholders of record of Pipasa as of September 30, 1999, valued at $2,143,626. Based on minority interest ownership of Pipasa (equivalent to 40.44%), Inversiones La Ribera, S.A. received 257,602 shares, valued at $866,882. Likewise, the Company received 379,398 shares valued at $1,276,744. The dividends distributed during fiscal year 2000 correspond to Pipasa's earnings pertaining to fiscal year 1999.

After the issuance of such preferred stock, Inversiones La Ribera, S.A. and the Company used such shares to cancel outstanding debts with Pipasa.

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

After the issuance of such preferred stock, the common stockholders used such shares to cancel outstanding debts with As de Oros.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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
                                                            ===========        ============

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Business Segments
-----------------
(In millions)

                                           Animal                         Quick
                                           ------                         -----
                                 Broiler    Feed        By -Products     Service     Exports     Other     Corporate  Consolidated
                                 -------    ----        ------------     -------     -------     -----     ---------  ------------
2002
----
Net sales                         $ 67.87      26.00         14.78           5.58        7.94       8.50           -     $ 130.67
Gross profit less selling
  expenses                          16.89       3.40          2.68           0.06        0.80       0.13           -        23.96
General and Administrative
  expenses                              -          -             -              -           -          -       14.05        14.05
Income from operations                  -          -             -              -           -          -        9.91         9.91
Depreciation and amortization
  expense                            2.41       0.43          0.27           0.39        0.03       0.01        1.54         5.08
Goodwill                             0.91       0.37          0.00           0.39        0.00       0.00        0.05         1.72
Total assets                        37.84       9.50          5.48           3.79        1.15       3.29       29.77        90.82
2001
----
Net sales                         $ 70.20    $ 24.62       $ 13.74         $ 6.47      $ 6.18     $ 6.13           -     $ 127.34
Gross profit less selling
  expenses                          14.74       2.82          2.02           0.36        0.45       0.64           -        21.03
General and Administrative
  expenses and goodwill
  amortization                          -          -             -              -           -          -       15.34        15.34
Income from operations                  -          -             -              -           -          -        5.69         5.69
Depreciation and amortization
  expense                            1.86       0.60          0.08           0.37        0.03       0.02        1.35         4.31
Total assets                        36.46      13.79          4.66           4.92        1.44       1.31       28.27        90.85
2000
----
Net sales                         $ 73.48    $ 22.42       $ 11.69         $ 8.03      $ 4.56     $ 3.45           -     $ 123.63
Gross profit less selling
  expenses                          15.03       2.45          2.70           0.33        0.02       0.39           -        20.92
General and Administrative
  expenses and goodwill
  amortization                          -          -             -              -           -          -       14.53        14.53
Income from operations                  -          -             -              -           -          -        6.39         6.39
Depreciation and amortization
  expense                            2.57       0.63          0.08           0.22           -          -        0.54         4.04
Total assets                        34.85      10.62          4.41           6.66        1.31       0.61       29.72        88.18

Geographic Information
----------------------

    The following represents net sales and long-lived assets by geographic location:

                                    2002           2001           2000
                                    ----           ----           ----
    Net sales:
     Costa Rica                     $ 122.73       $ 121.16       $ 119.07
     Other                              7.94           6.18           4.56
                                    --------       --------       --------
      Total                         $ 130.67       $ 127.34       $ 123.63
                                    --------       --------       --------
    Long-lived assets:
     Costa Rica                     $  38.48       $  45.74       $  44.30
     Other                              1.15           0.09           1.13
                                    --------       --------       --------
      Total                         $  39.63       $  45.83       $  45.43
                                    --------       --------       --------

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16. OTHER INCOME

Miscellaneous, net consists of the following:

                                          2002         2001          2000
                                          ----         ----          ----

  Dividends from INOLASA                 $ 392,000   $  395,000    $  550,000
  Gains on sale of assets                  227,557      579,298       509,272
  Services charged and materials
     and supplies sold to
     contracted farmers                     42,161       92,862        33,083
  Income tax refund                              -      168,663             -
  Other                                     68,892       33,408       247,684
                                         ---------   ----------    ----------
                                         $ 730,610   $1,269,231    $1,340,039
                                         =========   ==========    ==========

During fiscal 2001, the Company made an over-payment of income taxes, and was subsequently refunded.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

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

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                             Beginning      Additions                      Non-cash                     Ending
                              Balance       Charged to       Cash         Reductions                    Balance
Description                   Accrual         Income       Reductions     (Additions)     Reversal      Accrual
-----------                   -------         ------       ----------     -----------     --------      -------
Provision for doubtful
  receivables
  2002                       $   656,543        449,598             -        559,470             -    $   546,671
  2001                           797,611        122,150             -        263,218             -        656,543
  2000                           675,334        352,058             -        229,781             -        797,611
Provision for inventory
  obsolescence
  2002                       $    86,819        139,340             -        226,159             -    $         -
  2001                            74,682         17,428             -          5,291             -         86,819
  2000                            52,620         33,004             -         10,942             -         74,682

Valuation allowance
  2002                       $ 3,646,549        125,756             -        289,651      (561,383)     2,921,271
  2001                         3,884,947        798,715             -      1,037,113             -      3,646,549
  2000                         4,153,400        294,078             -        562,531             -      3,884,947

This Amendment No. 1 to Form 10-K/A does not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company and subsidiaries as of September 30, 2002; and (ii) the related consolidated statement of income stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited", should not be relied upon as audited financial statements, and do not meet the requirements of a Form 10-K filing.