Form 10-Q
period 2002-12-31
RICA FOODS INC
filed 2003-02-19
CIK 789881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002
                                       OR
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission file number: 0-18222

                                RICA FOODS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     Nevada                                87-0432572
          (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)               Identification No.)

        1840 Coral Way, Suite 101, Miami, Fl                  33145
  (Address of Registrant's Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including area code: (305) 858-9480 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

As of February 19, 2003, the number of shares issued and outstanding of the Company's common stock, par value $0.001 per share was 12,864,321.

                        RICA FOODS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                               Page
                                                                                               ----
                                   PART I - FINANCIAL INFORMATION

 ITEM 1. Financial Statements
         Consolidated Balance Sheets as of December 31, 2002 (Unaudited) and September 30,
            2002 (Unaudited) .................................................................    3
         Consolidated Statements of Operations for the three months ended December 31,
            2002 and 2001 (Unaudited) ........................................................    4
         Consolidated Statements of Cash Flows for the three months ended December 31,
            2002 and 2001 (Unaudited) ........................................................    5
         Notes to Unaudited Consolidated Financial Statements ................................    7

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations ......................................................................    12
 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..........................    20
 ITEM 4. Controls and Procedures ............................................................    22

                                    PART II - OTHER INFORMATION

 ITEM 1.  Legal Proceedings .................................................................    23
 ITEM 2.  Changes in Securities and use of Proceeds .........................................    23
 ITEM 3.  Defaults upon Senior Securities ...................................................    23
 ITEM 4.  Submissions of Submissions of Matters to a Vote of Security Holders ...............    23
 ITEM 5.  Other Information .................................................................    23
 ITEM 6.  Exhibits and Reports on Form 8-K ..................................................    23

ITEM 1. FINANCIAL SATEMENTS

                        RICA FOODS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                               December 31, 2002               September 30, 2002
                                               -----------------               ------------------
                   Assets
                   ------
Current assets:
 Cash and cash equivalents                              $  5,113,556                     $  2,728,293
 Short-term investments                                    2,493,443                        2,492,266
 Notes and accounts receivable                            19,367,867                       16,542,374
 Due from related parties                                  1,170,260                        1,178,775
 Inventories                                              12,781,474                       14,145,070
 Deferred income taxes                                       289,315                          385,968
 Prepaid expenses                                            442,238                          417,234
                                                        ------------                     ------------
Total current assets                                      41,658,153                       37,889,980

Property, plant and equipment                             38,540,640                       39,627,144
Long-term receivables-trade                                  722,056                          901,009
Long-term investments                                      4,020,039                        4,109,309
Other assets                                               7,262,851                        6,564,408
Goodwill                                                   1,701,291                        1,723,414
                                                        ------------                     ------------
Total assets                                            $ 93,905,030                     $ 90,815,264
                                                        ============                     ============

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
 Accounts payable                                       $ 21,094,407                     $ 18,975,032
 Accrued expenses                                          2,785,655                        3,428,708
 Notes payable                                            19,695,511                       17,074,336
 Current portion of long-term debt                         8,009,564                        8,190,702
 Due to stockholders                                          67,274                                -
                                                        ------------                     ------------
Total current liabilities                                 51,652,411                       47,668,778

Long-term debt, net of current portion                    15,011,017                       16,018,388
Deferred income tax liability                              2,089,159                        2,093,066
                                                        ------------                     ------------
Total liabilities                                         68,752,587                       65,780,232

Minority interest                                          1,336,445                        1,336,445

Stockholders' equity:
 Common stock                                                 12,865                           12,865
 Preferred stock                                           2,216,072                        2,216,072
 Additional paid-in capital                               25,800,940                       25,800,940
 Accumulated other comprehensive loss                    (13,166,882)                     (12,206,661)
 Retained earnings                                        14,719,477                       13,654,202
                                                        ------------                     ------------
                                                          29,582,472                       29,477,418
 Less:
   Due from stockholders                                  (5,483,080)                      (5,495,437)
   Treasury stock, at cost                                  (283,394)                        (283,394)
                                                        ------------                     ------------
Total stockholders' equity                                23,815,998                       23,698,587
                                                        ------------                     ------------
Total liabilities and stockholders' equity              $ 93,905,030                     $ 90,815,264
                                                        ============                     ============

The accompanying notes to the unaudited financial statements are an integral part of these balance sheets.

The consolidated balance sheet as of December 31, 2002, the consolidated statement of income for the three months ended December 31, 2002 and the consolidated statement of cash flows for the three months ended December 31, 2002 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing. The Company has not received a signed audit report with respect to the consolidated balance sheets of the Company as of September 30, 2002. Accordingly, the balance sheet for September 30, 2002 has been identified herein as "unaudited" and should not be relied upon as an audited balance sheet.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three months ended December 31,
                                                           ------------------------------
                                                               2002                2001
                                                               ----                ----
    Sales                                                 $ 35,158,870       $  34,782,652
    Cost of sales                                           23,644,264          22,357,774
                                                          ------------       -------------
    Gross profit                                            11,514,606          12,424,878
                                                          ------------       -------------

    Operating expenses:
        Selling                                              5,026,519           5,059,589
        General and administrative                           3,340,657           3,392,612
                                                          ------------       -------------
        Total operating expenses                             8,367,176           8,452,201
                                                          ------------       -------------

    Income from operations                                   3,147,430           3,972,677

    Other expenses (income):
        Interest expense                                     1,153,303           1,306,400
        Interest income                                       (421,522)           (369,099)
        Foreign exchange loss, net                             814,318             821,414
        Miscellaneous, net                                     (22,498)            (95,501)
                                                          ------------       -------------
        Other expenses, net                                  1,523,601           1,663,214
                                                          ------------       -------------

    Income before income taxes and minority
        interest                                             1,623,829           2,309,463
    Provision for income tax expense                           504,161             441,433
                                                          ------------       -------------
    Income before minority interest                          1,119,668           1,868,030
    Minority interest                                           18,138              19,048
                                                          ------------       -------------
    Net income loss                                          1,101,530           1,848,982
    Preferred stock dividends                                   36,252              35,705
                                                          ------------       -------------
    Net income loss applicable to common
        stockholders                                      $  1,065,278       $   1,813,277
                                                          ============       =============

        Basic earnings per share                          $       0.08       $        0.14
                                                          ============       =============
        Diluted earnings per share                        $       0.08       $        0.14
                                                          ============       =============
    Basic weighted average number of common
        shares outstanding                                  12,811,469          12,811,469
                                                          ============       =============
    Diluted weighted average number of common
        shares outstanding                                  12,811,469          12,811,469
                                                          ============       =============

The accompanying notes to the unaudited financial statements are an integral part of these statements.

The consolidated balance sheet as of December 31, 2002, the consolidated statement of income for the three months ended December 31, 2002 and the consolidated statement of cash flows for the three months ended December 31, 2002 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing. The Company has not received a signed audit report with respect to the consolidated balance sheets of the Company as of September 30, 2002. Accordingly, the balance sheet for September 30, 2002 has been identified herein as "unaudited" and should not be relied upon as an audited balance sheet.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                 2002               2001
                                                                 ----               ----
      Cash flows from operating activities:
        Net income                                           $ 1,101,530       $ 1,848,982
        Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization                      1,189,998         1,195,573
            Production poultry                                   866,705           864,769
            Amortization of deferred costs of loans               50,194            36,318
            Allowance for inventory obsolescence                   9,769             5,913
            Derivative unrealized loss                          (161,638)                -
            Gain on sale of productive assets                     (7,918)          (80,915)
            Deferred income tax benefit                           84,114           (30,359)
            Provision for doubtful receivables                    27,649           135,574
            Minority interest                                     18,138            19,048
        Changes in operating assets and liabilities:
               Notes and accounts receivable                  (2,877,784)       (1,550,085)
               Inventories                                       487,217          (916,924)
               Prepaid expenses                                  (25,004)          254,232
               Accounts payable                                2,119,374         3,254,184
               Accrued expenses                                 (643,053)         (246,899)
               Long-term receivables-trade                       157,410            45,260
                                                             -----------       -----------
               Net cash provided by operating activities       2,396,701         4,834,671
                                                             -----------       -----------

      Cash flows from investing activities:
         Short-term investments                                   (1,177)          682,439
         Long-term investments                                   (18,675)          (18,420)
         Additions to property, plant and equipment             (938,515)       (2,382,691)
         Proceeds from sales of productive assets                230,229           122,501
         Increase in other assets                             (1,082,704)           (2,494)
                                                             -----------       -----------
          Net cash used in investing activities               (1,810,842)       (1,598,665)
                                                             -----------       -----------

      Cash flows from financing activities:
         Preferred stock cash dividends                          (54,390)          (54,753)
         Short-term financing:
            New loans                                          6,107,133         6,516,173
            Payments                                          (3,478,828)       (8,328,509)

                                                        (Continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 2002 and 2001
                                   (Unaudited)
                                   (Continued)

                                                                     2002            2001
                                                                     ----            ----
             Long-term financing:
                New loans                                                  -      2,868,986
                Payments                                          (1,193,082)    (1,392,227)

             Treasury stock acquired                                       -        (15,000)
             Due from stockholders and related party                  67,274              -
                                                                 -----------    -----------
                Net cash provided by (used in) financing
                        activities                                 1,448,107       (405,330)
                                                                 -----------    -----------

         Effect of exchange rate changes on cash and cash
            equivalents                                              351,297        222,989
                                                                 -----------    -----------

         Increase in cash and cash equivalents                     2,385,263      3,053,665
         Cash and cash equivalents at beginning of period          2,728,293      4,920,870
                                                                 -----------    -----------
         Cash and cash equivalents at end of period              $ 5,113,556    $ 7,974,535
                                                                 ===========    ===========

         Supplemental disclosures of cash flow information:
         Cash paid during year for:
            Interest                                             $   796,254    $   945,774
                                                                 ===========    ===========
            Income taxes                                         $  341,7555    $    25,664
                                                                 ===========    ===========

The accompanying notes to the unaudited financial statements are an integral part of these statements.

The consolidated balance sheet as of December 31, 2002, the consolidated statement of income for the three months ended December 31, 2002 and the consolidated statement of cash flows for the three months ended December 31, 2002 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing. The Company has not received a signed audit report with respect to the consolidated balance sheets of the Company as of September 30, 2002. Accordingly, the balance sheet for September 30, 2002 has been identified herein as "unaudited" and should not be relied upon as an audited balance sheet.

                        RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its subsidiaries: Corporacion Pipasa, S.A. and Subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and Subsidiaries ("As de Oros") (collectively the "Company") that appear in this Quarterly Report on Form 10-Q. Rica Foods, Inc. owns 100% of the outstanding common stock of Pipasa and As de Oros. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's unaudited consolidated financial statements for the fiscal year ended September 30, 2002, which are included in the Company's Annual Report on Form 10-K/A. Management has included in the Company's financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2003. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management's authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KA for the fiscal year ended September 30, 2002.

The consolidated balance sheet as of December 31, 2002, the consolidated statement of income for the three months ended December 31, 2002 and the consolidated statement of cash flows for the three months ended December 31, 2002 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

The Company's Form 10-K/A did not include a signed audit report with respect to:
(i) the consolidated balance sheets of the Company as of September 30, 2002; and
(ii) the related consolidated statement of income,. stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited" and should not be relied upon as audited financial statements.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications in the statement of cash flows have been made to prior period to conform to current presentation.

The consolidated balance sheet as of December 31, 2002, the consolidated statement of income for the three months ended December 31, 2002 and the consolidated statement of cash flows for the three months ended December 31, 2002 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

                        RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 3 - INVENTORIES AND PRODUCTION POULTRY

Inventories consist of the following:

                                               December 31,     September 30,
                                               ------------     -------------
                                                   2002             2002
                                                   ----             ----
                                               (Unaudited)       (Unaudited)
                                               -----------       -----------
             Finished products                $  3,284,383      $ 4,290,293
             Live poultry - net                  5,360,243        5,519,611
             Materials and supplies              1,996,452        1,798,148
             Raw materials                       1,810,859        2,214,286
             In transit                            336,728          322,732
                                              ------------      -----------
                                                12,788,665       14,145,070
             Less:
              Allowance for obsolescence            (7,192)               -
                                              ------------      -----------
                                              $ 12,781,474      $14,145,070
                                              ============      ===========

Inventories are stated at the lower of cost or market. Cost is determined using the weight-average method, except for inventories in transit, which are valued at specific cost. Live poultry inventory represents chicks in grow-out stage, breeders and layer hens. Breeder and layer hen costs are accumulated up to the production stage (approximately 20 weeks) and are amortized over the estimated production lives (approximately 65 weeks for breeder and approximately 80 weeks for layer hens) based on a percentage calculated according to the estimated production cycle of the hen, including a residual value. After approximately 43 days, chicks in grow-out stage are transferred to the processing plants. Accumulated costs consist primarily of animal feed and labor costs. Production poultry represents the accumulated amortization of breeder and layer hens in their productive stage.

NOTE 4 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure (SFAS 148). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of FASB 123 and Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" (APB 28) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Amendments to SFAS 123 related to the transition and annual disclosures are effective for fiscal year ending after December 15, 2002. Amendments to disclosure requirements of Opinion No.28 are effective for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 will have a material impact on its financial position, results of operations or cash flows.

The consolidated balance sheet as of December 31, 2002, the consolidated statement of income for the three months ended December 31, 2002 and the consolidated statement of cash flows for the three months ended December 31, 2002 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

                        RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 5 - SEGMENT INFORMATION (in millions) (unaudited):

                                                 Three months ended December 31,
                                                 -------------------------------
                                                       2002          2001
                                                       ----          ----
 Net sales:
     Broiler                                        $ 16.07        $ 18.88
     Animal feed                                       8.26           6.47
     By-products                                       4.72           3.88
     Exports                                           1.74           2.22
     Quick service                                     2.21           1.78
     Other                                             2.16           1.55
                                                    -------        -------
        Total net sales                               35.16          34.78
                                                    -------        -------
Segment profit:
     Broiler                                           4.02           5.14
     Animal feed                                       0.87           1.01
     By-products                                       0.81           0.65
     Exports                                           0.27           0.26
     Quick service                                     0.18           0.18
     Other                                             0.34           0.13
                                                    -------        -------
        Gross profit less selling expenses             6.49           7.37
                                                    -------        -------


General and administrative expenses                    3.34           3.39
Other non-operating expenses                           1.52           1.66
                                                    -------        -------
    Income before provision for income
      tax expenses and minority interest            $  1.63        $  2.32
                                                    =======        =======

The Company measures segment profit as gross profit less selling expenses, since selling expenses and costs have a direct effect on sales per segment. The Company operates in the production and marketing of poultry products, animal feed and quick service chicken restaurants ("quick service"). The Company's subsidiaries distribute these products primarily throughout Costa Rica. The Company also exports primarily to other countries in Central America and the Caribbean. The basis for determining the Company's operating segments is the means in which management uses financial information in its operations. Management operates and organizes the financial information according to the types of products offered to its customers.

The consolidated balance sheet as of December 31, 2002, the consolidated statement of income for the three months ended December 31, 2002 and the consolidated statement of cash flows for the three months ended December 31, 2002 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

                        RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 6 - COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) are as follows (unaudited):

                                                 Three Months ended December 31,
                                                 -------------------------------
                                                     2002            2001
                                                     ----            ----
Net income                                        $1,101,530     $1,848,982
    Derivative unrealized loss                      (161,638)             -
    Foreign currency translation adjustment         (798,583)      (610,487)
                                                  ----------     ----------
Total comprehensive income                        $  141,309     $1,238,495
                                                  ==========     ==========

NOTE 7 - LITIGATION

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

On January 13, 2003 the Company filed a Form 10-K that appeared to include an audit report of Deloitte & Touche. The Company recognizes that it was potentially a violation of provisions of the Securities Exchange Act of 1934 (the "Exchange Act") for the Company to file the Form 10- K before it received a signed audit report from Deloitte & Touche (the "Mistake"). Until very shortly after the filing of the Form 10-K, the Company's Chief Financial Officer (the "CFO") believed the Company was in the process of receiving the signed audit report. Shortly after the Company learned that a signed audit report had not in fact been received prior to filing the Form 10-K, the Company commenced the process of collecting information regarding how the Mistake occurred and initiated an internal investigation.

On January 24, 2003, the Staff (the "Staff") of the Securities and Exchange Commission (the "Commission") notified the Company that it was conducting an informal inquiry of the Company. In response to such notification, the Company began providing the Staff information regarding the Mistake.

The consolidated balance sheet as of December 31, 2002, the consolidated statement of income for the three months ended December 31, 2002 and the consolidated statement of cash flows for the three months ended December 31, 2002 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing

                        RICA FOODS, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

On February 4, 2003, the Staff advised the Company that on February 7, 2003 the Staff intended to recommend that the Commission bring a civil injunctive action against the Company, alleging that the Company violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-1 promulgated thereunder. The Staff further advised the Company that the Staff intended to recommend that the Commission bring a civil injunctive action against the Company's Chief Executive Officer (the "CEO") and CFO, alleging they violated Section 13(b)(5) of the Exchange Act and Rules 13a-14, 13b2-1 and 13b2-2 promulgated thereunder, and that they aided and abetted the Company's alleged violations.

The Company believes that the Mistake may constitute a violation of Section 13(a) of the Exchange Act and Rules 13a-1 and 12b-20 promulgated thereunder. However, the Company does not believe that it has violated Sections 13(b)(2)(A) or 13(b)(2)(B) of the Exchange Act and has so advised the Staff. The Company believes it has been cooperating fully with the Staff and hopes to settle the dispute prior to the Commission's initiation of any civil proceedings against the Company. The Company and the Staff have been in detailed settlement conversations since February 10, 2003. Nonetheless, there can be no assurance that the Company and the Staff will agree to a settlement.

The Company is in the process of investigating whether there is a factual and legal basis to the Staff's allegations that the CEO and CFO violated various provisions of the Exchange Act. Based upon its internal investigation to date, the Company believes that, until very shortly after the filing of the Form 10-K, the CFO believed the Company was in the process of receiving the signed audit report. The Company believes that the CEO and CFO have each recently retained legal counsel to address the Staff's allegations.

Except for the legal proceedings discussed above, no legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending as of the date of this report. Except for the legal proceedings disclosed above, the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of the Company's management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The consolidated balance sheet as of December 31, 2002, the consolidated statement of income for the three months ended December 31, 2002 and the consolidated statement of cash flows for the three months ended December 31, 2002 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management is responsible for preparing the Company's consolidated financial statements and related information that appears in this Form 10-Q. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present the Company's consolidated financial condition and results of operations in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Management has included in the Company's consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at the appropriate cost, that transactions are executed in accordance with the Company's authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

The consolidated balance sheet as of December 31, 2002, the consolidated statement of income for the three months ended December 31, 2002 and the consolidated statement of cash flows for the three months ended December 31, 2002 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

The Company's Form 10-K/A did not include a signed audit report with respect to:
(i) the consolidated balance sheets of the Company as of September 30, 2002; and
(ii) the related consolidated statement of income, stockholders' equity and cash flows for the year ended September 30, 2002 (the "2002 Financial Statements"). Accordingly, the 2002 Financial Statements have been identified herein as "unaudited" and should not be relied upon as audited financial statements.

The Company is seeking to engage a new independent public accounting firm, has entered into discussions with a number of firms, but has not yet engaged a new public accounting firm to perform an audit of its 2002 Financial Statements and otherwise serve as its independent auditor. As of the date of the filing of this report, the registrant had not engaged an independent public accountant to serve as its auditor. Accordingly, paragraph 5 of the Section 302 certifications contained within this report has been modified to exclude any reference to the registrant's auditors.

Since the financial statements included in this Form 10Q do not meet the requirements of a Form 10-Q filing, the Company's Chief Executive Officer and Chief Financial Officer did not at the time of filing the Form 10-Q provide the Securities and Exchange Commission with the certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

The Company's operations are primarily conducted through its 100% owned subsidiaries: Pipasa and As de Oros and their respective subsidiaries. The Company, through its subsidiaries, is the largest poultry company in Costa Rica. As de Oros also owns and operates a chain of quick service restaurants in Costa Rica called "Restaurantes As"

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002 and with the Company's unaudited consolidated interim financial statements as of December 31, 2002 and for the three-month period ended December 31, 2002 and 2001 contained herein.

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

During the three months ended December 31, 2002, the Company did not incur any significant costs related to environmental compliance.

Results of operations for the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

For the three months ended December 31, 2002, the Company generated net income applicable to common stockholders of $1,065,278 ($0.08 earnings per share), compared to $1,813,276 ($0.14 earnings per share) for the three months ended December 31, 2001. For the three months ended December 31, 2002, net sales increased by 1.08% when compared to the three months ended December 31, 2001, mainly due to increases in the sales of the animal feed, by-products, quick service and others, offset by decrease in sales of broiler and export segments. Cost of sales increased by 5.75%, mainly due to increases costs of imported raw material and increase in volumes of primarily the animal feed segment.

The Company uses segment profit margin information to analyze segment performance, which is defined as gross profit less selling expenses as a percentage of sales, since selling expenses and costs have a direct effect on sales per segment.

Broiler sales decreased by 14.89% primarily due to a volume decrease of 11.07%. The Company believes that the decrease is mainly due to a relative reduction in consumer purchasing power due to economic conditions in Costa Rica, which causes a reduction in the consumption of the product of this particular segment. There was also an increase domestic competition which resulted in a decrease in the number of broiler customers. To counteract the effects of a decrease in the demand of broiler, the Company offered temporary sales discounts, which resulted in a lower sales price when compared to the three months ended December 31, 2001. The profit margin for the Broiler segment decreased from 27.23% to 25.00%, primarily due to a decrease in the average sales prices of broilers.

Animal feed sales increased by 27.57%, mainly due to a volume increase of 28.72%. The Company believes the increase in volume is mainly attributable to increase in the number of commercial animal feed customers. The profit margin for animal feed decreased from 15.57% to 10.56%, mainly due to an increase costs primarily due to increases in costs of imported raw material.

Sales of by-products increased by 21.52% mainly due to a volume increase of 27.85%. The Company believes the increase in volume is primarily due to an improvement in the quality of the product and an increase in distribution channels. The profit margin remained at approximately 17.15%.

Export sales decreased by 21.32%, which is mainly due to the discontinuation of broiler exports to Honduras, due to the Honduran government restriction of import of poultry related products. In addition, the Company did not export broiler products to Hong Kong for the three months ended December 31, 2002. In addition, there was a decrease in some products exported to Colombia, Nicaragua and El Salvador. Profit margin increased from 11.50% to 15.43%, mainly due to a shift in the sales mix to more profitable products sold.

Sales for the quick service segment increased by 24.32%, mainly as a result of a sales price campaign to increase demand of the product. Profit margin decreased from 10.20% to 8.38%, mainly due to sales price reductions in addition to an increase in operating expenses such as promotional events, advertising and other marketing strategies.

Sales for the other products segment increased by 39.12% mainly due to an increase in sales of commercial eggs. Segment profit margin increased from 6.36% to 15.52% due to variations in the sales mix and realization of certain production economies of scale.

Operating expenses decreased by 1.91% for the three months ended December 31, 2002 when compared to the three months ended December 31, 2001. The decrease was primarily a result of the Company's effort to adopt cost efficient measures in its General and Administrative expenses. Likewise, the Company continues to seek additional efficiencies in its Selling expenses by improving its distributions logistics and adopting cost efficiencies measures. Operating expenses represented 23.80% and 24.30% of net sales for the three months ended December 31, 2002 and December 31, 2001, respectively.

Other expenses decreased by 8.39% for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. This decrease is mainly due to a decrease in interest expenses, mainly due to a decrease in debt bearing higher interest rates.

The provision for income tax expense for the three months ended December 31, 2002 amounted to $504,161 compared to $441,433 for the three months ended December 31, 2001. This represents an increase in the effective income tax rate from 19.11% to 31.05%. In December 2002, the government of Costa Rica enacted temporary changes in the income tax law, applicable for the twelve months beginning in January 2003 through December 2003. Such changes provide a temporary increase in the tax rate from 30% to 34%, as part of the solutions to decrease the actual governmental deficit.

Financial condition

Operating activities: As of December 31, 2002, the Company had $5.11 million in cash and cash equivalents. The working capital deficit was $9.99 million and $9.78 million as of December 31, 2002 and September 30, 2002, respectively. The current ratio was 0.81 as of December 31, 2002 and 0.79 as of September 30, 2001.

Cash provided by operating activities amounted to approximately $2.40 million and $4.83 million for the there months ended December 31, 2002 and December 31, 2001, respectively. The decrease in cash provided by operations is mainly due to a decrease in net income, a relative decrease in the deferred payment of accounts payables and a relative increase in the amounts of note and accounts receivables paid. The relative decrease in cash provided by operations was, partly offset by a decrease in inventories.

Funds used for investing activities for the three months ended December 31, 2002 totaled approximately $1.81 million, compared to $1.60 million for the three months ended December 31, 2001. The Company invested $938,000 in property, plant and equipment for the three months ended December 31, 2002 as well as $1.08 in other assets, compared to $2.39 million for the three months ended December 31, 2001.

Historically, the Company has made significant capital investments in property, plant and equipment in order to obtain operating efficiencies, facilitate expansion into new markets and develop new products. The Company's capital expenditures in the three months ended December 31, 2002 are primarily related to replacing production equipment.

The Company intends to acquire, for an aggregate of $2.58 million a stake participation of 51% in Logistica de Granos, S.A. ("Logistica"), from Port Ventures, S.A. (the "Seller"), a Company owned by Jose Pablo Chaves, son of the Company's Chairman and C.E.O. Notwithstanding, Jose Pablo Chaves is not an insider nor officer of the Company. The Company has obtained a fairness opinion valuation of the transaction which has been analyzed by the Audit Committee and Board of Directors of the Company, the Board of Directors of Corporacion As de Oros, S.A. as the proposed acquirer, and Pacific Life Insurance Company. The transaction is subject to final approval of the stock purchase agreement by the Board of Directors of the Company.

Logistica is a Costa Rican Company who holds a 19% minority participation in two Costa Rican private companies who as part of modernization process of seaport activity in Costa Rica, obtained a public bidding for the construction, operation, maintenance, exploit and subsequent transfer to the Government, of a new terminal for bulk in Puerto Caldera, and the operations, maintenance and exploit of actual installations in Puerto Caldera. Puerto Caldera is the largest Seaport in the Pacific Coast of Costa Rica. This acquisition will add further expand the vertical integration of the Company, incorporating the disembarkment of the imported grains to its process

The Company expects to close this transaction on or about April 2003, when the definitive approval of the Government of Costa Rica is expected to be obtained.

In addition, the Company believes for the rest of fiscal year 2003, it will invest in approximately an additional $4.4 million of property, plant and equipment.

Cash provided by financing activities for the three months ended December 31, 2002 amounted to $1.45 million compared to cash provided by financing activities amounting to $397,000 during the three months ended December 31, 2001. For the three months ended December 31, 2002, the Company retired $4.67 million of short-term and long-term debt compared to $9.71 million for its comparable period during fiscal year 2002.

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

Short-Term Debt

As of December 31, 2002, the Company had arranged 9 short-term lines of credit and commitments (the "Lines of Credit") with banks and raw material suppliers for a maximum aggregate principal amount of $ $24.5 million, of which $22.0 million has been utilized.

As of December 31, 2002, Notes payable amounted to $19.6 million, and were due from January 2003 through December 2003 and bear annual interest at rates ranging from 3.62% to 10.00% in U.S. dollars and from 16.2% to 20.0% in Costa Rican colones. As of December 31, 2002, Lines of Credit with a maximum principal balance of $7.0 million were secured by property with an estimated market value of approximately $2.14 million. The other Lines of Credit are not secured by assets of the Company.

As of December 31, 2002, $6.15 million of the Lines of Credit with raw material suppliers are included in accounts payable on the Company's balance sheet.

Long-Term Debt

As of December 31, 2002, Long-term debt amounted to $23.0 million of which $8.0 million in principal amount was due in the short-term. Long-term debt is primarily denominated in U.S. dollars and bears interest at rates that range from 2.15% to 11.96% in U.S. dollars and 24.00% in colones. As of December 31, 2002, Long-term debt amounting to $4.9 million was secured by property valued at $4.8 million.

As of December 31, 2002, the Company had long-term line of credit agreements with banks for a maximum aggregate amount of $1 million, which had not been used, bearing interest rates of 8.75%, which is unsecured. Bank loans are due from January 2003 to October 2008.

As a general practice in Costa Rica, banks require high-ranking executives of the companies to serve as guarantors of loans. Accordingly, Mr. Calixto Chaves and/or Mr. Jorge Quesada personally guaranteed (the "Guarantee Services") the repayment of Lines of Credit, and the Short and Long-Term Bank Lines. As of December 31, 2002, Mr. Chaves and Mr. Quesada had provided Guarantee Services with respect to bank lines with a maximum principal balance of $27,279,083 and $13,349,083, respectively. The Company believes that it is, and in the near future will be substantially dependent on Mr. Chaves, Mr. Quesada, or another third party to provide the Guarantee Services in order for the Company to secure financing on terms comparable to the terms provided by the Lines of Credit and Long-Term Bank Lines. Neither Mr. Chaves nor Mr. Quesada have an obligation to provide Guarantee Services to the Company in the future.

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

As of January 14, 2002, the Company obtained a waiver of certain possible breaches of the Negative Covenants contained in the amended and restated note purchase agreement dated December 28, 2001, among Rica, Pipasa, As de Oros, and PacLife (the "Amended Agreement"). The potential breaches did not involve any payment violation. The Company has made all required payments to PacLife, including a payment of $4.96 million of principal and interest in January 2002, a payment of $750,000 of interest in July 2002 and a payment of $4.7 million of principal and interests on January 15, 2003. Thereafter, the principal amount of Notes was being reduced to $8 million.

As of September 30, 2002 and December 31, 2002, the Company had regained compliance with the provisions of all except one of the Note's covenants regarding transactions with affiliates (the "Affiliate Covenant"). However, PacLife has granted the Company a conditional waiver with respect to the Company's breach of the Affiliate Covenant. As a condition to the waiver, the Company has agreed that the aggregate amount of the loans to affiliates shall not be increased at any time, and, if any of such loans are repaid, neither the Company nor any of its subsidiaries shall make any additional affiliate loans.

Pursuant to the terms of the Amended Agreement, the Company is obligated to furnish PacLife, within 120 days after the end of each fiscal year, audited financial statements for the preceding fiscal year and an auditor's certificate indicating that the auditor is not aware of any events of default under the Amended Agreement (the "Financial Certifications"). The auditing firm must be of recognized "national" standing.

As a result of the Company's inability to provide PacLife the Financial Certifications on January 28, 2003, the Company has technically defaulted under the Amended Agreement and has until February 27, 2003 to cure the event of default. If the default is not cured PacLife has the right to declare all of the outstanding Notes immediately due and payable and demand immediate payment of the entire unpaid principal amount of such Notes, plus accrued and unpaid interest thereon plus a yield maintenance amount.

The Company intends to request a waiver from PacLife. Although the Company is seeking to engage new auditors and deliver the Financial Certifications, the Company cannot predict when it will secure new auditors and be in a position to deliver the Financial Certifications.

As of December 31, 2002, the Company's short term (within one year) payment obligations under short-term and long-term debt and operating leases were as follows:

Short-term debt     $19,695,511
Long-term debt        8,009,564
Leases                1,160,966
Total               $28,866,041

The Company projects that as of December 31, 2002, it will need to satisfy at least $28.9 million of short-term debt, long-term debt and capital lease payments within the next twelve months. The Company also projects that it will seek to acquire the use of approximately an additional $4.4 million of property, plant and equipment within fiscal 2003, the use of which equipment may be secured by purchase or lease. Aside from cash generated from operations and the financing sources previously described, the Company has not secured financing to satisfy the Company's projected capital needs.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of long-lived assets and goodwill: The Company assesses long-lived assets for impairment. If impairment indicators are present, the Company must measure the fair value of the assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" to determine if adjustments are to be recorded.

Contingent liabilities: We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies" which requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Management's judgment is based on a review of all cases brought against it in collaboration with the Company internal and external legal council to determine the amount of any claims and the likelihood that such claim will be successful.

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

Income taxes: The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement-carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing a valuation allowance for a deferred tax asset, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would need to be adjusted.

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

Property, plant and equipment: Property, plant and equipment are recorded at cost. Property plant and equipment acquired through purchase method accounting reflect market value at the date of acquisition. Management must evaluate whether improvements to property, plant and equipment that extend their useful lives are capitalized or expensed. The Company uses the straight-line method over the estimated useful live. Useful lives assigned to depreciable assets are based on guidelines used for manufacturing companies. The Company has reviewed these guidelines and has deemed them appropriate based on assessments made by engineers and past experience

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

As of December 31, 2002, the Company had outstanding indebtedness of approximately $42.72 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the three months ended December 31, 2002 in the devaluation of the colon/dollar exchange rate would be approximately $113,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar- denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of December 31,, 2002, the Company had outstanding a total of approximately $42,72 million in loans and other debt, of which $30.72 million bore variable interest rates, based primarily on LIBOR or U.S. Prime Rate for its colones and dollar-denominated indebtedness. A hypothetical, simultaneous and unfavorable change of 10% in the Company's variable rate in effect for the three months ended December 31, 2002, would result in a potential increase in interest expense of $93,500. The sensitivity analysis model may overstate the impact of the Company's interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company purchases its corn through the Chicago Board of Trade ("CBOT") and has been actively hedging its exposure to corn price fluctuations since 1991. The Company's strategy is to hedge against price increases in corn and soybean meal, and it is not involved in speculative trading. Contract terms range from one month to six months. The Company buys directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company's hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company bases its target prices on the worst-case price assumptions (i.e. high prices). The prices paid by the Company for corn and soy bean meal were 0.13% above and 0.40% below its budgeted prices, respectively, for the three months ended December 31, 2002. The Company purchases its soybean meal through a company in Costa Rica, INOLASA, in which the Company holds a 10% equity interest. In Costa Rica, there is an applicable 5% tax for soybean meal imports, which is not levied if such imports are purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT.

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges for the three months ended December 31, 2002. The Company expects that losses in the amount of $258,627 recorded in other comprehensive loss as of , related to cash flow hedges, will be recognized within the following 3 months. The Company generally does not hedge anticipated transactions beyond 6 months.

The Company has a $500,000 credit line with Futures U.S.A., Inc. ("FIMAT") and draws upon this credit line to cover its initial margin deposit. The interest rate paid on this line of credit averages an annual rate of less than 10% on drawn amounts.

For the three months ended December 31, 2002, a hypothetical 10% increase in the monthly price of corn and soybean meal would have resulted in an increase in cost of sales of approximately $697,509.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Please see Note 7: Litigation of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report which text is incorporated herein by reference

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not Applicable

ITEM 5. OTHER INFORMATION

Listing on American Stock Exchange

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following is a list of Current Reports on Form 8-K filed during the first quarter of fiscal 2003:

        The Company filed a Current Report on Form 8-K dated November 20, 2002 under Item 5 relating to a press release disclosing the Company's Fitch rating and the appointment of a new Chief Financial Officer.

        The Company filed a Current Report on Form 8-K dated January 13, 2003 under Item 5 relating to the Company's filing of the Form 10-K for the year ended September 30, 2002 without obtaining a signed audit report from Deloitte & Touche.

        The Company filed a Current Report on Form 8-K dated January 23, 2003 under Item 4 relating to the resignation of Deloitte & Touche as the Company's independent public accountants.

        The Company filed a Current Report on Form 8-K dated January 30, 2003 under Item 9 relating to the Chief Executive Officer and the Chief Financial Officer's inability to make the certifications required by Section 906 of the Sarbanes-Oxley Act in connection with the Company's filing of Amendment No. 1 to the Form 10-K/A for the year ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         RICA FOODS, INC.


Date:  February 19, 2003                 /s/ CALIXTO CHAVES
       -----------------                 ------------------
                                         Calixto Chaves
                                         Chief Executive Officer


Date:  February 19, 2003                 /s/ GINA SEQUEIRA
       -----------------                 -----------------
                                         Gina Sequeira
                                         Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Calixto Chaves, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rica Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AS OF THE DATE OF THE FILING OF THIS REPORT, THE REGISTRANT HAD NOT ENGAGED AN INDEPENDENT PUBLIC ACCOUNTANT TO SERVE AS ITS AUDITOR. ACCORDINGLY, PARAGRAPH 5 OF THE SECTION 302 CERTIFICATIONS CONTAINED WITHIN THIS REPORT HAS BEEN MODIFIED TO EXCLUDE ANY REFERENCE TO THE REGISTRANT'S AUDITORS.

Date:  February 19, 2003                           /s/ CALIXTO CHAVES
       -----------------                           ------------------
                                                   Calixto Chaves
                                                   Chief Executive Officer

I, Gina Sequeira, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rica Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AS OF THE DATE OF THE FILING OF THIS REPORT, THE REGISTRANT HAD NOT ENGAGED AN INDEPENDENT PUBLIC ACCOUNTANT TO SERVE AS ITS AUDITOR. ACCORDINGLY, PARAGRAPH 5 OF THE SECTION 302 CERTIFICATIONS CONTAINED WITHIN THIS REPORT HAS BEEN MODIFIED TO EXCLUDE ANY REFERENCE TO THE REGISTRANT'S AUDITORS.


Date:  February 19, 2003                 /s/ GINA SEQUEIRA
       -----------------                 -----------------
                                         Gina Sequeira
                                         Chief Financial Officer