Form 10-Q
period 2003-03-31
RICA FOODS INC
filed 2003-05-20
CIK 789881

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-18222

RICA FOODS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0432572
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1840 Coral Way, Suite 101, Miami, Fl	33145
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 858-9480 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

As of May 20, 2003, the number of shares issued and outstanding of the Company’s common stock, par value $0.001 per share was 12,864,321.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL SATEMENTS

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	September 30, 2002
Assets
Current assets:

Cash and cash equivalents	$3,073,107	$2,728,293
Short-term investments	2,468,022	2,492,266
Notes and accounts receivable	16,452,731	16,542,374
Due from related parties	1,167,108	1,178,775
Inventories	15,349,306	14,145,070
Deferred income taxes	273,354	385,968
Prepaid expenses	828,875	417,234

Total current assets	39,612,503	37,889,980

Property, plant and equipment	37,259,432	39,627,144
Long-term receivables-trade	731,044	901,009
Long-term investments	3,949,107	4,109,309
Other assets	7,398,331	6,564,407
Goodwill	1,636,054	1,723,414

Total assets	$90,586,471	$90,815,263

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$23,314,554	$18,975,032
Accrued expenses	2,672,191	3,428,708
Notes payable	19,611,312	17,074,336
Current portion of long-term debt	7,847,068	8,190,702
Due to stockholders	93,566	—

Total current liabilities	53,538,691	47,668,778

Long-term debt, net of current portion	10,942,393	16,018,388
Deferred income tax liability	2,087,748	2,093,066

Total liabilities	66,568,832	65,780,232

Minority interest	1,336,445	1,336,445

Stockholders’ equity:
Common stock	12,865	12,865
Preferred stock	2,216,072	2,216,072
Additional paid-in capital	25,800,939	25,800,940
Accumulated other comprehensive loss	(13,562,601)	(12,206,661)
Retained earnings	13,977,637	13,654,202

	28,444,912	29,477,418
Less:
Due from stockholders	(5,480,324)	(5,495,437)
Treasury stock, at cost	(283,394)	(283,394)

Total stockholders’ equity	22,681,194	23,698,587

Total liabilities and stockholders’ equity	$90,586,471	$90,815,264

The accompanying notes to the unaudited financial statements are an integral part of these balance sheets.

The consolidated balance sheet as of March 31, 2003, the consolidated statement of income for the three and months ended March 31, 2003 and the consolidated statement of cash flows for the six months ended March 31, 2003 contained within this Form 10-Q have not been reviewed by an independent public accountant nor outside counsel. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing. The Company has not received a signed audit report with respect to the consolidated balance sheets of the Company as of September 30, 2002. Accordingly, the balance sheet for September 30, 2002 has been identified herein as “unaudited” and should not be relied upon as an audited balance sheet.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Sales	$30,833,541	$30,598,961	$65,992,411	$65,381,613
Cost of sales	21,926,982	20,074,802	45,571,246	42,432,576

Gross profit	8,906,559	10,524,159	20,421,165	22,949,037

Operating expenses:
Selling	4,739,141	4,672,871	9,765,660	9,732,460
General and administrative	3,410,222	3,564,287	6,750,879	6,956,899

Total operating expenses	8,149,363	8,237,158	16,516,539	16,689,359

Income from operations	757,196	2,287,001	3,904,626	6,259,678

Other expenses (income):
Interest expense	1,072,970	1,119,851	2,226,273	2,426,251
Interest income	(393,845)	(325,338)	(815,367)	(694,437)
Foreign exchange loss, net	719,474	801,182	1,533,792	1,622,596
Miscellaneous, net	(12,184)	(93,431)	(34,682)	(188,932)

Other expenses, net	1,386,415	1,502,264	2,910,016	3,165,478

Income (loss) before income taxes and minority interest	(629,219)	784,737	994,610	3,094,200
Provision for income tax expense	63,798	293,929	567,959	735,362

Income (loss) before minority interest	(693,017)	490,808	426,651	2,358,838
Minority interest	17,708	19,409	35,846	38,457

Net income (loss)	(710,725)	471,399	390,805	2,320,381

Preferred stock dividends	31,115	35,129	67,367	70,834

Net income (loss) applicable to common stockholders	$(741,840)	$436,270	$323,438	$2,249,547

Basic earnings (loss) per share	$(0.06)	$0.03	$0.03	$0.18

Diluted earnings (loss) per share	$(0.06)	$0.03	$0.03	$0.18

Basic weighted average number of common shares outstanding	12,811,469	12,864,321	12,811,469	12,854,321

Diluted weighted average number of common shares outstanding	12,811,469	12,864,321	12,811,469	12,854,321

The accompanying notes to the unaudited financial statements are an integral part of these statements.

The consolidated balance sheet as of March 31, 2003, the consolidated statement of income for the three and six months ended March 31, 2003 and the consolidated statement of cash flows for the six months ended March 31, 2003 contained within this Form 10-Q have not been reviewed by an independent public accountant nor outside legal counsel. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing. The Company has not received a signed audit report with respect to the consolidated balance sheets of the Company as of September 30, 2002. Accordingly, the balance sheet for September 30, 2002 has been identified herein as “unaudited” and should not be relied upon as an audited balance sheet.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$390,805	$2,320,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,317,566	2,458,715
Production poultry	1,729,348	1,715,051
Allowance for inventory obsolescence	73,861	11,680
Derivative unrealized loss	78,208	—
Gain on sale of productive assets	(22,464)	(117,318)
Deferred income tax benefit	90,761	(46,968)
Provision for doubtful receivables	138,945	289,822
Minority interest	35,846	38,457
Changes in operating assets and liabilities:
Notes and accounts receivable	(24,883)	(1,803,493)
Inventories	(3,007,446)	(2,890,766)
Prepaid expenses	(411,641)	230,939
Accounts payable	4,339,521	2,395,593
Accrued expenses	(756,516)	(361,017)
Long-term receivables-trade	127,525	59,080

Net cash provided by operating activities	5,099,436	4,300,156

Cash flows from investing activities:
Short-term investments	24,244	(988,447)
Long-term investments	(49,449)	(19,101)
Additions to property, plant and equipment	(2,294,464)	(1,366,042)
Proceeds from sales of productive assets	1,082,713	260,007
Increase in other assets	(1,526,878)	(2,583,017)

Net cash used in investing activities	(2,763,834)	(4,696,600)

Cash flows from financing activities:
Preferred stock cash dividends	(103,213)	(109,291)
Short-term financing:
New loans	11,237,167	12,146,871
Payments	(8,787,477)	(11,052,227)

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended March 31, 2003 and 2002

(Unaudited)

(Continued)

	2003	2002
Long-term financing:	802,977	2,834,302
New loans	(6,257,412)	(6,357,486)
Payments
Amortization of deferred debt costs	116,694	50,584
Treasury stock acquired	—	(15,000)
Due from stockholders and related party	93,566	914,041

Net cash provided by (used in) financing activities	(2,897,698)	(1,588,206)

Effect of exchange rate changes on cash and cash equivalents	906,910	680,808

Increase in cash and cash equivalents	344,814	(1,303,842)
Cash and cash equivalents at beginning of period	2,728,293	4,920,870

Cash and cash equivalents at end of period	$3,073,107	$3,617,028

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$2,310,590	$2,588,546

Income taxes	$534,013	$120,485

The accompanying notes to the unaudited financial statements are an integral part of these statements.

The consolidated balance sheet as of March 31, 2003, the consolidated statement of income for the three and six months ended March 31, 2003 and the consolidated statement of cash flows for the three and six months ended March 31, 2003 contained within this Form 10-Q have not been reviewed by an independent public accountant nor outside legal counsel. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing. The Company has not received a signed audit report with respect to the consolidated balance sheets of the Company as of September 30, 2002. Accordingly, the balance sheet for September 30, 2002 has been identified herein as “unaudited” and should not be relied upon as an audited balance sheet.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its subsidiaries: Corporacion Pipasa, S.A. and Subsidiaries (“Pipasa”) and Corporacion As de Oros, S.A. and Subsidiaries (“As de Oros”) (collectively the “Company”) that appear in this Quarterly Report on Form 10-Q. Rica Foods, Inc. owns 100% of the outstanding common stock of Pipasa and As de Oros. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s unaudited consolidated financial statements for the fiscal year ended September 30, 2002, which are included in the Company’s Annual Report on Form 10-K/A. Management has included in the Company’s financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three and six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2003. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management’s authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K/A for the fiscal year ended September 30, 2002.

The consolidated balance sheet as of March 31, 2003, the consolidated statement of income for the three and six months ended March 31, 2003 and the consolidated statement of cash flows for the six months ended March 31, 2003 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

The Company’s Form 10-K/A did not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company as of September 30, 2002; and (ii) the related consolidated statement of income,. stockholders’ equity and cash flows for the year ended September 30, 2002 (the “2002 Financial Statements”). Accordingly, the 2002 Financial Statements have been identified herein as “unaudited” and should not be relied upon as audited financial statements.

NOTE 2 – RECLASSIFICATIONS

Certain reclassifications in the statement of cash flows have been made to prior period to conform to current presentation.

The consolidated balance sheet as of March 31, 2003, the consolidated statement of income for the three and six months ended March 31, 2003 and the consolidated statement of cash flows for the six months ended March 31, 2003 contained within this Form 10-Q have not been reviewed by an independent public accountant nor outside legal counsel. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 3 – INVENTORIES AND PRODUCTION POULTRY

Inventories consist of the following:

	March 31, 2003 (Unaudited)	September 30, 2002 (Unaudited)
Finished products	$3,376,702	$4,290,293
Live poultry – net	5,439,897	5,519,611
Materials and supplies	1,817,164	1,798,148
Raw materials	2,715,807	2,214,286
In transit and others	1,999,736	322,732

	$15,349,306	$14,145,070

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

NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of FASB 123 and Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” (APB 28) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Amendments to SFAS 123 related to the transition and annual disclosures are effective for fiscal year ending after December 15, 2002. Amendments to disclosure requirements of Opinion No.28 are effective for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 will have a material impact on its financial position, results of operations or cash flows.

The consolidated balance sheet as of March 31, 2003, the consolidated statement of income for the three and six months ended March 31, 2003 and the consolidated statement of cash flows for the six months ended March 31, 2003 contained within this Form 10-Q have not been reviewed by an independent public accountant nor outside legal counsel. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 5 – SEGMENT INFORMATION (in millions) (unaudited):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Net sales:
Broiler	$14.89	$16.71	$30.96	$35.60
Animal feed	7.60	5.80	15.86	12.27
By-products	3.41	3.53	8.13	7.41
Exports	1.44	1.83	3.18	4.04
Quick service	1.56	1.32	3.77	3.10
Other	1.93	1.41	4.09	2.96

Total net sales	30.83	30.60	$65.99	$65.38

Segment profit:
Broiler	3.10	4.32	7.12	9.46
Animal feed	0.61	0.80	1.48	1.80
By-products	0.30	0.55	1.11	1.23
Exports	0.22	0.16	0.49	0.41
Quick service	0.03	0.09	0.22	0.27
Other	(0.09)	(0.06)	0.24	0.04

Gross profit less selling expenses	$4.17	$5.86	$10.66	$13.21

General and administrative expenses	3.41	3.56	6.75	6.96
Other non-operating expenses	1.39	1.50	2.91	3.17

Income (loss) before provision for income tax expenses and minority interest	$(0.63)	$0.80	$1.00	$3.08

The Company measures segment profit as gross profit less selling expenses, since selling expenses and costs have a direct effect on sales per segment. The Company operates in the production and marketing of poultry products, animal feed and quick service chicken restaurants (“quick service”). The Company’s subsidiaries distribute these products primarily throughout Costa Rica. The Company also exports primarily to other countries in Central America and the Caribbean. The basis for determining the Company’s operating segments is the means in which management uses financial information in its operations. Management operates and organizes the financial information according to the types of products offered to its customers.

The consolidated balance sheet as of March 31, 2003, the consolidated statement of income for the three and six months ended March 31, 2003 and the consolidated statement of cash flows for the six months ended March 31, 2003 contained within this Form 10-Q have not been reviewed by an independent public accountant nor outside legal counsel. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) are as follows (unaudited):

	Three Months ended March 31,		Six Months ended March 31,
	2003	2002	2003	2002
Net income (loss)	$(710,725)	$471,399	$390,805	$2,320,381
Derivative unrealized loss	239,846	—	78,208	—
Foreign currency translation adjustment	(635,565)	(769,036)	(1,434,149)	(1,379,522)

Total comprehensive income (loss)	$(1,106,444)	$(297,637)	$(965,136)	$940,859

NOTE 7 – LITIGATION

Pipasa is a defendant in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action is seeking damages in an amount equal to $3.6 million. Pipasa was served with prejudgment liens for $1.5 million and, with the approval of the Juzgado Sexto Civil, the court with jurisdiction over the lawsuit, certain parcels of real estate owned by Pipasa have been substituted for such liens. This approval was ratified by the Superior Court on November 11, 1999, and all funds initially attached have been released and returned to Pipasa. Costa Rica law requires the posting of guarantees by a plaintiff seeking prejudgment liens A ruling on these objections is pending. Pipasa has filed several pleadings in opposition to the underlying lawsuit; a ruling on these pleadings also remains pending.

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit has been dismissed without prejudice. The Florida lawsuit is still pending Pipasa’s defense. The Company and its Chairman, Calixto Chaves, as a non-related third party, were subject to a Request to Produce Documents to the extent each possesses information and/or documents related to the case. The Company cannot ascertain the basis of the claim or the relief sought, but believes the lawsuits are without merit and intends to assert an appropriate defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company, nor can the Company assess the likelihood of an unfavorable outcome.

On January 13, 2003 the Company filed a Form 10-K that appeared to include an audit report of Deloitte & Touche. The Company recognizes that it was potentially a violation of provisions of the Securities Exchange Act of 1934 (the “Exchange Act”) for the Company to file the Form 10- K before it received a signed audit report from Deloitte & Touche (the “Mistake”). Until very shortly after the filing of the Form 10-K, the Company’s Chief Financial Officer (the “CFO”) believed the Company was in the process of receiving the signed audit report. Shortly after the Company learned that a signed audit report had not in fact been received prior to filing the Form 10-K, the Company commenced the process of collecting information regarding how the Mistake occurred and initiated an internal investigation.

The consolidated balance sheet as of March 31, 2003, the consolidated statement of income for the three and six months ended March 31, 2003 and the consolidated statement of cash flows for the six months ended March 31, 2003 contained within this Form 10-Q have not been reviewed by an independent public accountant nor outside legal counsel. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On January 24, 2003, the Staff (the “Staff”) of the Securities and Exchange Commission (the “Commission”) notified the Company that it was conducting an informal inquiry of the Company. In response to such notification, the Company began providing the Staff information regarding the Mistake.

On February 4, 2003, the Staff advised the Company that on February 7, 2003 the Staff intended to recommend that the Commission bring a civil injunctive action against the Company, alleging that the Company violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-1 promulgated thereunder. The Staff further advised the Company that the Staff intended to recommend that the Commission bring a civil injunctive action against the Company’s Chief Executive Officer (the “CEO”) and CFO, alleging they violated Section 13(b)(5) of the Exchange Act and Rules 13a-14, 13b2-1 and 13b2-2 promulgated thereunder, and that they aided and abetted the Company’s alleged violations.

The Company believes that the Mistake may constitute a violation of Section 13(a) of the Exchange Act and Rules 13a-1 and 12b-20 promulgated there under. However, the Company does not believe that it has violated Sections 13(b)(2)(A) or 13(b)(2)(B) of the Exchange Act and has so advised the Staff. The Company believes it has been cooperating fully with the Staff and hopes to settle the dispute . The Company and the Staff have been in detailed settlement conversations since February 10, 2003. Nonetheless as of today, the Company and the Staff have not definitely settled this matter

Except for the legal proceedings discussed above, no legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending as of the date of this report. Except for the legal proceedings disclosed above, the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The consolidated balance sheet as of March 31, 2003, the consolidated statement of income for the three and six months ended March 31, 2003 and the consolidated statement of cash flows for the six months ended March 31, 2003 contained within this Form 10-Q have not been reviewed by an independent public accountant nor outside counsel. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management is responsible for preparing the Company’s consolidated financial statements and related information that appears in this Form 10-Q. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s consolidated financial condition and results of operations in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Management has included in the Company’s consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at the appropriate cost, that transactions are executed in accordance with the Company’s authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

The consolidated balance sheet as of March 31, 2003, the consolidated statement of income for the three and six months ended March 31, 2003 and the consolidated statement of cash flows for the six months ended March 31, 2003 contained within this Form 10-Q have not been reviewed by an independent public accountant. Accordingly, these financial statements should not be relied upon as reviewed, and do not meet the requirements of a Form 10-Q filing.

The Company’s Form 10-K/A did not include a signed audit report with respect to: (i) the consolidated balance sheets of the Company as of September 30, 2002; and (ii) the related consolidated statement of income, stockholders’ equity and cash flows for the year ended September 30, 2002 (the “2002 Financial Statements”). Accordingly, the 2002 Financial Statements have been identified herein as “unaudited” and should not be relied upon as audited financial statements.

On April 1, 2003, the audit committee of Rica Foods, Inc. (the “Company”) engaged the services of Stonefield Josephson, Inc. (“Stonefield Josephson”) as its new independent auditors. Stonefield Josephson has been engaged to audit the financial statements of the Company for the fiscal year ending September 30, 2002 and review the financial statements of the Company for the each quarter of Fiscal year 2003. Since the date of their engagement, Stonefield Josephson has been focused in performing their audit for the 2002 Financial Statements.

As of the date of the filing of this report, Stonefield has not reviewed the financial statements for the quarter ended December 31, 2002 or for the financial statements for the quarter ended March 31, 2003. Accordingly, paragraph 5 of the Section 302 certifications contained within this report has been modified to exclude any reference to the registrant’s auditors.

Since the financial statements included in this Form 10Q do not meet the requirements of a Form 10-Q filing, the Company’s Chief Executive Officer and Chief Financial Officer did not at the time of filing the Form 10-Q provide the Securities and Exchange Commission with the certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

The Company’s operations are primarily conducted through its 100% owned subsidiaries: Pipasa and As de Oros and their respective subsidiaries. The Company, through its subsidiaries, is the largest poultry company in Costa Rica. As de Oros also owns and operates a chain of quick service restaurants in Costa Rica called “Restaurantes As”

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002 and with the Company’s unaudited consolidated interim financial statements as of March 31, 2003 and for the three and six-month period ended March 31, 2003 and 2002 contained herein.

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

During the six months ended March 31, 2003, the Company did not incur any significant costs related to environmental compliance.

Results of operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

For the three months ended March 31, 2003, the Company generated a loss applicable to common stockholders of $741,840 ($0.06 losses per share), compared to a net income of $436,270 ($0.03 earnings per share) for the three months ended March 31, 2002. For the three months ended March 31, 2003, net sales increased by 0.77% and Cost of Sales by 9.23%. Increase in costs is mainly due to increases in prices of imported raw material.

The Company uses segment profit margin information to analyze segment performance, which is defined as gross profit less selling expenses as a percentage of sales, since selling expenses and costs have a direct effect on sales per segment.

Broiler sales decreased by 10.89% primarily due to a volume decrease of 8.15%. The Company believes that the decrease is mainly due an increase of domestic competition, which resulted in a decrease in the number of broiler customers and a reduction in consumer purchasing power due to economic conditions of Costa Rica, which affect this particular segment. The profit margin for the Broiler segment decreased from 25.82% to 20.81%, primarily due to an increase in cost of imported raw material.

Animal feed sales increased by 31.13%, mainly due to a volume increase of 34.59%. The Company believes the increase in volume is mainly attributable to an increase in the number of commercial animal feed customers, an increase in and a higher demand of aquaculture and live-stock feed, due to an increase in the commercial activity in this sector of the economy. In addition, pet food products increased due to an increase in distribution channels and sales coverage in new areas. The profit margin for animal feed decreased from 13.75% to 7.99%, mainly due to an increase costs of imported raw material and variations in sales mix to less profitable products.

Sales of by-products decreased by 3.31% mainly due to a volume decrease of 3.98%. The Company believes the decrease is mainly due to a decrease in production due to burning of further processing plant during February 2003. Due to the partial destruction of the by-product production plant by a fire, the Company has been producing its by-products in three rented different facilities from three different companies. The production is administrated and performed in its entirety by the Company. Notwithstanding the Company has been able to continue producing products with the same quality.

Production costs for by-products are expected to increase by an estimated 15% to 17% for the remaining of fiscal year 2003 due to the cost of renting production facilities from third parties. The Company believes that the plant will return to its full working condition by the end of September of 2003. The profit margin for by-products decreased from 15.69% to 8.67%, mainly due to an increase costs of imported and higher production costs.

Export sales decreased by 21.37%, which is mainly due to the discontinuation of broiler exports to Honduras, due to the Honduran government restriction of import of poultry related products. In addition, the Company decreased sales of animal feed products in the aquaculture sector mainly due to bad credit status of customers. Profit margin increased from 8.49% to 15.45%, mainly due to a shift in the sales mix to more profitable products sold.

Sales for the quick service segment increased by 17.83%, mainly as a result of a sales price campaign to increase demand of the product. Profit margin decreased from 6.83% to 2.13%, mainly due to sales price reductions.

Sales for the other products segment increased by 37.20% mainly due to an increase in sales of commercial eggs. Segment profit margin did not vary significantly.

Operating expenses decreased by 1.07% for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. The decrease was primarily a result of the Company’s effort to adopt cost efficient measures in its General and Administrative expenses. Operating expenses represented 26.43% and 26.92% of net sales for the three months ended March 31, 2003 and March 31, 2002, respectively.

Other expenses decreased by 7.71% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Interest expense and foreign exchange loss, net decrease mainly due to a decrease in debt amounts and debt with lower interest rates.

The provision for income tax expense for the three months ended March 31, 2003 amounted to $63,798 compared to $293,929 for the three months ended March 31, 2002. Effective income tax rates decreases from 37.46% to –10.14%, mainly due to a decrease in taxable income.

In December 2002, the government of Costa Rica enacted temporary changes in the income tax law, applicable for the twelve months beginning in January 2003 through December 2003. Such changes provide a temporary increase in the tax rate from 30% to 36%, as part of the solutions to decrease the actual governmental deficit. As a result, proportional tax rate for the Company’s fiscal period is of 34%.

Results of operations for the six months ended March 31, 2003 compared to the six months ended March 31, 2002.

For the six months ended March 31, 2003, the Company generated net income applicable to common stockholders of $323,438 ($0.03 earnings per share), compared to a net income of $2,249,544 ($0.17 earnings per share) for the six months ended March 31, 2002. For the six months ended March 31, 2003, net sales increased by 0.93% when compared to the six months ended March 31, 2003 and cost of sales increase by 7.40% for the same period. Cost of sales increase mainly to increases costs of imported raw material.

Broiler sales decreased by 13.01% primarily due to a volume decrease of 9.70%. The Company believes that the decrease is mainly due to a combination of a relative reduction in consumer purchasing power due to economic conditions in Costa Rica, which causes a reduction in the consumption of the product of this particular segment and an increase domestic competition which resulted in a decrease in the number of broiler customers. To counteract the effects of a decrease in the demand of broiler, the Company offered temporary sales discounts, which resulted in a lower sales price when compared to the six months ended March 31, 2002. The profit margin for the Broiler segment decreased from 26.57% to 22.99%, primarily due to an increase in costs of imported raw material and a decrease in the average sales prices of broilers.

Animal feed sales increased by 29.25%, mainly due to a volume increase of 31.46%. The Company believes the increase in volume is mainly attributable to an increase in the number of commercial animal feed customers. The profit margin for animal feed decreased from 14.71% to 9.33%, mainly due to an increase costs primarily due to increases in costs of imported raw material.

Sales of by-products increased by 9.69% mainly due to a volume increase of 12.76%. The Company believes the increase in volume is primarily due to an improvement in the quality of the product and an increase in distribution channels, offset by a decrease in production levels, due to the partial damage of the further processing plant. The profit margin decreased from 16.65% to a 13.59%, mainly due to higher production costs.

Export sales decreased by 21.34%, which is mainly due to the discontinuation of broiler exports to Honduras, due to the Honduran government restriction of import of poultry related products and a decrease in customer of aquaculture feed. In addition, the Company decreased exports of other products to other countries. Profit margin increased from 10.14% to 15.44%, mainly due to a shift in the sales mix to more profitable products sold.

Sales for the quick service segment increased by 21.55%, mainly as a result of a sales price campaign to increase demand of the product. Profit margin decreased from 8.76% to 5.80%, mainly due to sales price reductions.

Sales for the other products segment increased by 38.21% mainly due to an increase in sales of commercial eggs. Segment profit margin increased from 1.27% to 5.96% due to variations in the sales mix.

Operating expenses decreased by 1.04% for the six months ended March 31, 2003 when compared to the six months ended March 31, 2002. The decrease was primarily a result of the Company’s effort to adopt cost efficient measures in its General and Administrative expenses. Operating expenses represented 25.53% and 25.03% of net sales for the six months ended March 31, 2003 and March 31, 2002, respectively.

Other expenses decreased by 8.07% for the six months ended March 31, 2003, as compared to the six months ended March 31, 2002. This decrease is mainly due to a decrease in interest expenses and foreign exchange loss, net mainly due to a decrease in amount of debt and decrease in debt bearing higher interest rates.

The provision for income tax expense decreased from $735,362 for the six months ended March 31, 2002 to $567,959 for the six months ended March 31, 2003, mainly due to a decrease income of subsidiaries. The effective tax rate increased from 23.77% to 57.10%

Financial condition

Operating activities: As of March 31, 2003, the Company had $3.07 million in cash and cash equivalents. The working capital deficit was $13.93 million and $9.78 million as of March 31, 2003 and September 30, 2002, respectively. The current ratio was 0.74 as of March 31, 2003 and 0.79 as of September 30, 2002.

Cash provided by operating activities amounted to approximately $5.13 million and $4.31 million for the six months ended March 31, 2003 and March 31, 2002, respectively. The decrease in cash provided by operations is mainly due to a decrease in net income, offset by a relative increase in accounts payables and a decrease in amounts of notes and accounts receivables.

The Company retired damaged production equipment from the further processing plant with a book value amounting to approximately $1 million. Currently, the Company is reconstructing plant facilities and purchasing production equipment. The Company anticipates that approximately 60% of total reconstruction cost will be covered by insurance. The Company has received an approximated 30% cash in advance from the insurance and estimated the remaining amount will be received by the end of June 2003. Currently, the Company has invested approximately $384,000 for reconstructing facilities and purchasing equipment of which 80% was received from the insurance company. For the remaining of fiscal 2003, the Company believes will need funds of approximately $1.3 million to conclude the reconstruction of the further processing plant, of which approximately 57% will be covered by insurance coverage and the remaining to be covered by the company from external financing sources and operating cash flow.

The Company intends to acquire, for an aggregate of $2.58 million a stake participation of 51% in Logistica de Granos, S.A. (“Logistica”), from Port Ventures, S.A. (the “Seller”), a Company owned by Jose Pablo Chaves, son of the Company’s Chairman and C.E.O. Notwithstanding, Jose Pablo Chaves is not an insider nor officer of the Company. The Company has obtained a fairness opinion valuation of the transaction which has been analyzed by the Audit Committee and Board of Directors of the Company, the Board of Directors of Corporacion As de Oros, S.A. as the proposed acquirer, and Pacific Life Insurance Company. The transaction is subject to final approval of the stock purchase agreement by the Audit Committee and the Board of Directors of the Company.

Logistica is a Costa Rican Company who holds a 19% minority participation in two Costa Rican private companies who as part of modernization process of seaport activity in Costa Rica, obtained a public bidding for the construction, operation, maintenance, exploit and subsequent transfer to the Government, of a new terminal for bulk in Puerto Caldera, and the operations, maintenance and exploit of actual installations in Puerto Caldera. Puerto Caldera is the largest Seaport in the Pacific Coast of Costa Rica. This acquisition will add further expand the vertical integration of the Company, incorporating the disembarkment of the imported grains to its process

The Company expects to close this transaction before fiscal year end, when the definitive approval of the Government of Costa Rica is expected to be obtained.

In addition, the Company believes for the rest of fiscal year 2003, it will invest in approximately an additional $2.5 million of property, plant and equipment, of which approximately $1.6 million is related to reconstruction of the further processing plant.

Cash used for financing activities for the six months ended March 31, 2003 amounted to $2.90 million compared to cash used for financing activities amounting to $1.64 million during the six months ended March 31, 2002. For the six months ended March 31, 2003, the Company retired $15.04 million of short-term and long-term debt compared to $17.41 million for its comparable period during fiscal year 2002. Financing activities reflect required principal and interest payment of $4.7 million on January 15, 2003, thereby reducing the outstanding amount to $8 million from an original $20 million.

The Company owns virtually all of the property, plant and equipment it uses in its production facilities and financial headquarters in Costa Rica, of which some assets are pledged as security for the credit facilities aggregating to $7.3 million. In addition, $1.7 million of assets are being pledged as collateral for the Polaris litigation. The Company leases or rents the majority of the assets it uses in its distribution and retail operations. The Company has operating leases for vehicles, equipments and building facilities for its restaurants and retail outlets.

The Company has been reliant and continues to rely upon cash from operations, short-term bank lines of credit, vendor financing, and long-term debt to provide cash to finance its operational, investing and financial activities.

Short-Term Debt

As of March 31, 2003, the Company had arranged 8 short-term lines of credit and commitments (the “Lines of Credit”) with banks and raw material suppliers for a maximum aggregate principal amount of $20 million, of which $17.5 million has been utilized.

As of March 31, 2003, Notes payable amounted to $19.61 million, and were due from April 2003 through November 2003 and bear annual interest at rates ranging from 3.62% to 9.50% in U.S. dollars and from 24.00% to 24.75% in Costa Rican colones. As of March 31, 2003, Lines of Credit with a maximum principal balance of $7 million were secured by property with an estimated market value of approximately $2.14 million. The other Lines of Credit are not secured by assets of the Company.

As of March 31, 2003, $7.2 million of the Lines of Credit with raw material suppliers are included in accounts payable on the Company’s balance sheet.

Long-Term Debt

As of March 31, 2003, Long-term debt amounted to $18.79 million which $7.85 million in principal amount was due in the short-term. Long-term debt is primarily denominated in U.S. dollars and bears interest at rates that range from 2.78% to 11.96% in U.S. dollars and 24% in colones. As of March 31, 2003, Part of the Long-term debt was secured by property valued at $4.8 million.

As of March 31, 2003, the Company had long-term line of credit agreements with banks for a maximum aggregate amount of $1 million, which had not been used, bearing interest rates of 8.75%, which is unsecured.

As a general practice in Costa Rica, banks require high-ranking executives of the companies to serve as guarantors of loans. Accordingly, Mr. Calixto Chaves and/or Mr. Jorge Quesada personally guaranteed (the “Guarantee Services”) the repayment of Lines of Credit, and the Short and Long-Term Bank Lines. As of March 31, 2003, Mr. Chaves and Mr. Quesada had provided Guarantee Services with respect to bank lines with a maximum principal balance of $27 million and $13 million, respectively. The Company believes that it is, and in the near future will be substantially dependent on Mr. Chaves, Mr. Quesada, or another third party to provide the Guarantee Services in order for the Company to secure financing on terms comparable to the terms provided by the Lines of Credit and Long-Term Bank Lines. Neither Mr. Chaves nor Mr. Quesada have an obligation to provide Guarantee Services to the Company in the future.

During the first quarter of 1998, the Company completed a private placement with Pacific Life Insurance Company (“PacLife”) of $20 million in notes payable bearing an annual interest rate of 11.71%, (11.96% beginning in January 2001) and comprised of $8 million in Series A Senior Notes and $12 million in Series B Senior Notes (collectively, the “Notes”). The Notes are not secured by the Company’s assets. However, Pipasa and As de Oros serve as guarantors of the Notes. The principal amount of the Notes is payable in five consecutive annual installments of $4 million each commencing January 15, 2001. Interest is payable semiannually on the unpaid balance until the principal amount is paid in full.

In connection with the issuance of the Notes, the Company entered into certain negative covenants (the “Negative Covenants”) in favor of PacLife. More specifically, among other things, the Company covenanted to refrain from participating in any material transaction, except transactions in the ordinary course of business with arms-length terms with any person (other than a subsidiary) which directly or indirectly through one or more intermediaries controls, is controlled by, or is in common control with the Company. The Company further agreed that it would not incur additional debt unless that ratio of the Company’s consolidated total debt to the Company’s consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was less than 3 to 1. (the “New Debt Covenant”). Likewise, the Company agreed to restrict its subsidiaries from incurring any additional debt unless the sum of (i) the total debt outstanding of all subsidiaries and (ii) debt secured by liens does not exceed .5 times the Company’s EBITDA (the “Subsidiary Debt Covenant”). The Company also covenanted that it would not create or incur any lien securing its consolidated total debt unless the sum of (i) the debt secured by such liens and (ii) the debt incurred by the Company’s subsidiaries pursuant to the Subsidiary Debt Covenant would not exceed 0.5 times the Company’s consolidated earnings before interest, taxes, depreciation, and amortization and the debt could be incurred by the Company pursuant to the New Debt Covenant. The Notes contain a provision requiring the Company to pay PacLife a fee in the event the Notes are satisfied prior to their scheduled maturity.

The Company has paid PacLife all required principal and interest payments due under the Notes in accordance with the term of the Notes.

As of January 14, 2002, the Company obtained a waiver of certain possible breaches of the Negative Covenants contained in the Amended and Restated Note Purchase Agreement dated December 28, 2001, among Rica, Pipasa, As de Oros, and PacLife (the “Amended Agreement”). The potential breaches did not involve any payment violation. As of September 30, 2002 and December 31, 2002, the Company had regained compliance with the provisions of all except one of the Note’s covenants regarding transactions with affiliates (the “Affiliate Covenant”) of which, PacLife has granted the Company a conditional waiver with respect to the Company’s breach of the Affiliate Covenant. As a condition to the waiver, the Company has agreed that the aggregate amount of the loans to affiliates shall not be increased at any time, and, if any of such loans are repaid, neither the Company nor any of its subsidiaries shall make any additional affiliate loans.

Pursuant to the terms of the Amended Agreement, the Company is obligated to furnish PacLife, within 120 days after the end of each fiscal year, audited financial statements for the preceding fiscal year and an auditor’s certificate indicating that the auditor is not aware of any events of default under the Amended Agreement (the “Financial Certifications”). The auditing firm must be of recognized “national” standing.

As a result of the Company’s inability to provide PacLife the Financial Certifications on January 28, 2003, the Company has technically defaulted under the Amended Agreement and has until February 27, 2003 to cure the event of default. If the default is not cured PacLife has the right to declare all of the outstanding Notes immediately due and payable and demand immediate payment of the entire unpaid principal amount of such Notes, plus accrued and unpaid interest thereon plus a yield maintenance amount. The Company is in the process of requesting a waiver from PacLife.

As of March 31, 2003, the Company believes it has breached on of the Negative Covenant relating to excess of liens permitted. The Company has requested a waiver from PacLife.

Although the Company has engaged a new Independent Auditor, as of the date of this report has not yet issued an audited financial statements for fiscal year 2002.

As of March 31, 2003, the Company’s short term (within one year) payment obligations under short-term and long-term debt and operating leases were as follows:

Short-term debt	$19,611,312
Long-term debt	7,847,068
Leases	836,128

Total	$28,294,508

The Company projects that as of March 31, 2003, it will need to satisfy at least $1 million of short-term debt, long-term debt and capital lease payments within the next twelve months. The Company also projects that it will seek to acquire the use of approximately an additional $2.5 million of property, plant and equipment within fiscal 2003, the use of which equipment may be secured by purchase or leased. Aside from cash generated from operations and the financing sources previously described, the Company has not secured financing to satisfy the Company’s projected capital needs.

The Company expects to continue to generate cash from operations and has been seeking to conserve its capital resources by leasing and renting items of property, plant and equipment. The Company has used lines of credit as a means of financing for more than 25 years, and has historically been able to increase limits on its lines of credit when necessary.

Although the Company has been exploring more cost efficient and longer term sources of capital, the Company has not yet secured an alternative long-term financing source that would insulate it from the risks associated with a loss of one of its relatively short-term capital sources. Nevertheless, management expects that there will be sufficient resources available to meet the Company’s cash requirements for the next 12 months.

Potential Acquisitions

The Company is continuing to explore the acquisition of majority of the outstanding common stock of Industrias Avicolas Integradas, S.A. (“Indavinsa”), and Avicola Core Etuba Ltda. (“Core”), both engaged in the production and distribution of poultry. The Company is closely evaluating the performance of these companies to determine if, when and how the Company should integrate its business with the acquisition targets, and has postponed indefinitely investments in these two companies.

As with any business acquisition, there can be no assurance that the Company will close these acquisitions and there can be no assurance that these acquisitions efforts will prove to be beneficial to the Company. Even if the Company’s board of directors, audit committee and management team believe the Company should pursue a development or acquisition opportunity and successfully negotiate the contracts critical to such venture, the Company anticipates that it may be required to seek the consent of PacLife and potentially certain other third parties before initiating development efforts or concluding an acquisition. The Company will continue to evaluate financial performance and giving the necessary collaboration in order to obtain the necessary judging elements to arrive to a definite decision.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of long-lived assets and goodwill: The Company assesses long-lived assets for impairment. If impairment indicators are present, the Company must measure the fair value of the assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” to determine if adjustments are to be recorded.

Contingent liabilities: We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” which requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Management’s judgment is based on a review of all cases brought against it in collaboration with the Company internal and external legal council to determine the amount of any claims and the likelihood that such claim will be successful.

Provision for severance pay: At the present time, labor laws in Costa Rica require all companies in Costa Rica to make a payment equivalent to 5.6% of an employee’s yearly gross salary for every year of employment, as part of a severance payment upon the termination of an employee. The Company deposits every month 5.33% of each employee gross salary, of which 1.33% is paid every February of each year, and the remaining 4% deposited in ASERICA is paid upon termination. Amounts paid or transferred to ASERICA may not completely cover the severance payment at the time the employee leaves, since the severance payment calculation is based on the average of the last 6 months’ salary. Any remaining amount owed by the Company must be settled when the employee is terminated. The Company must assess the adequacy of the provisioned amount, which is estimated using historical experience and other critical factors. The assumptions used to arrive at provisioned amounts are reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Income taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement-carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing a valuation allowance for a deferred tax asset, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would need to be adjusted.

Allowance for doubtful accounts: The allowance for doubtful accounts reflects estimated losses resulting from the inability to collect required payments from our customers. The allowance for doubtful accounts is based on management’s review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

The Company and its representatives may, from time to time, make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties, which could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) market conditions for finished products, including the supply and pricing of alternative proteins which may impact the Company’s pricing power; (iii) risks associated with leverage, including cost increases attributable to rising interest rates; (iv) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational and labor laws, health and safety regulations, and currency fluctuations; and (v) the effect of, or changes in, general economic conditions.

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

Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include, without limitation, general industrial and economic conditions; cost of capital and capital requirements; shifts in customer demands; changes in the continued availability of financial amounts and the terms necessary to support the Company’s future business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risks relating to the Company’s operations result primarily from changes in currency exchange rates, interest rates and commodity prices. The sections below describe the Company’s exposure to interest rates, foreign exchange rates and commodities prices. The sensitivity analyses presented below are illustrative and should not be viewed as predictive of future financial performance. Additionally, the Company cannot assure that the Company’s and/or its subsidiaries’ actual results in any particular year will not differ from the amounts indicated below.

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

As of March 31, 2003, the Company had outstanding indebtedness of approximately $38.4 million denominated in U.S.dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the six months ended March 31, 2003 in the devaluation of the colon/dollar exchange rate would be approximately $197,600. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar- denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of March 31, 2003, the Company had outstanding a total of approximately $38.38 million in loans and other debt, of which $30.38 million bore variable interest rates, based primarily on LIBOR or Prime Rate for its colones and dollar-denominated indebtedness. A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect for the six months ended March 31, 2003, would result in a potential increase in interest expense of $161,000. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

Commodity Risk

The Company imports all of its corn and soybean meal, the primary ingredients in chicken feed, from the United States. Fluctuations in the price of corn may significantly affect the Company’s profit margin. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires constant and daily hedging in order to minimize the effect of price increases on the Company’s profit margin.

The Company purchases its corn through the Chicago Board of Trade (“CBOT”) and has been actively hedging its exposure to corn price fluctuations since 1991. The Company’s strategy is to hedge against price increases in corn and soybean meal, and it is not involved in speculative trading. Contract terms range from one month to six months. The Company buys directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company’s hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company bases its target prices on the worst-case price assumptions (i.e. high prices). The prices paid by the Company for corn and soybean meal were 0.52% and 1.92% above its budgeted prices, respectively, for the six months ended March 31, 2003. The Company purchases its soybean meal through a company in Costa Rica, INOLASA, in which the Company holds a 10% equity interest. In Costa Rica, there is an applicable 5% tax for soybean meal imports, which is not levied if such imports are purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT.

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges for the six months ended March 31, 2003. The Company expects that losses in the amount of $18,780 recorded in other comprehensive loss as of March 31, 2003, related to cash flow hedges, will be recognized within the following 3 months. The Company generally does not hedge anticipated transactions beyond 6 months.

The Company has a $500,000 credit line with Futures U.S.A., Inc. (“FIMAT”) and draws upon this credit line to cover its initial margin deposit. The interest rate paid on this line of credit averages an annual rate of less than 10% on drawn amounts.

For the six months ended March 31, 2003, a hypothetical 10% increase in the monthly price of corn and soybean meal would have resulted in an increase in cost of sales of approximately $1.33 million.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the

Company’s disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

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

Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.    OTHER INFORMATION

Listing on American Stock Exchange

Although the Company’s common stock is listed on the American Stock Exchange (“AMEX”) under the symbol RCF, trading of the Company’s common stock on the AMEX has been halted. The Company has been advised by the AMEX that trading of the Company’s common stock on the AMEX has been halted at least until the Company has filed with Securities and Exchange Commission consolidated financial statements for fiscal 2002 that include a signed audit report. The Company believes that the AMEX is reviewing whether or not the Company’s common stock should continue to be listed on the AMEX. There can be no assurance that trading of the Company’s common stock will ever resume on the AMEX.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The following is a list of Current Reports on Form 8-K filed during the first two quarters of fiscal 2003:

The Company filed a Current Report on Form 8-K dated November 20, 2002 under Item 5 relating to a press release disclosing the Company’s Fitch rating and the appointment of a new Chief Financial Officer.

The Company filed a Current Report on Form 8-K dated January 13, 2003 under Item 5 relating to the Company’s filing of the Form 10-K for the year ended September 30, 2002 without obtaining a signed audit report from Deloitte & Touche.

The Company filed a Current Report on Form 8-K dated January 23, 2003 under Item 4 relating to the resignation of Deloitte & Touche as the Company’s independent public accountants.

The Company filed a Current Report on Form 8-K dated January 30, 2003 under Item 9 relating to the Chief Executive Officer and the Chief Financial Officer’s inability to make the certifications required by Section 906 of the Sarbanes-Oxley Act in connection with the Company’s filing of Amendment No. 1 to the Form 10-K/A for the year ended September 30, 2002.

The Company filed a Current Report on Form 8-K/A dated January 23, 2003 under Item 4, as an amendment No.1 to Form 8-K relating to resignation of Deloitte & Touche as the company’s independent public accountants.

The Company filed a Current Report on Form 8-K/A dated January 23, 2003 under Item 4, as an amendment No.2 to Form 8-K relating to the response of Deloitte & Touche regarding their resignation as the Company’s independent public accountants.

The Company filed a Current Report on Form 8-K dated February 19, 2003 under Item 9 relating to the Chief Executive Officer and the Chief Financial Officer’s inability to make the certifications required by Section 906 of the Sarbanes-Oxley Act in connection with the Company’s filing of Form 10-Q for the three months ended December 31, 2002.

The Company filed a Current Report on Form 8-K/A dated January 23, 2003 under Item 4, as an amendment No.3 to Form 8-K relating to the response of Deloitte & Touche regarding their resignation as the Company’s independent public accountants.

The Company filed a Current Report on Form 8-K dated February 21, 2003 under Item 5 relating to the damage of the Company’s by-product plant by a fire.

The Company filed a Current Report on Form 8-K dated April 4, 2003 under Item 4 relating to engagement of services of Stonefield Josephson, Inc as its new independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICA FOODS, INC.

Date: May 20, 2003	/s/ CALIXTO CHAVES

Calixto Chaves Chief Executive Officer

Date: May 20, 2003	/s/ GINA SEQUEIRA

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AS OF THE DATE OF THE FILING OF THIS REPORT, THE REGISTRANT INDEPENDENT PUBLIC ACCOUNTANT HAS NOT REVIWED THIS FORM 10Q, SINCE THEY ARE IN THE PROCESS OF AUDITING THE COMPANY’S FINANCIAL STATEMENTS FOR ITS FISCAL YEAR ENDED SEPTEMBER 30, 2002. ACCORDINGLY, PARAGRAPH 5 OF THE SECTION 302 CERTIFICATIONS CONTAINED WITHIN THIS REPORT HAS BEEN MODIFIED TO EXCLUDE ANY REFERENCE TO THE REGISTRANT’S AUDITORS.

Date: May 20, 2003	/s/ CALIXTO CHAVES

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AS OF THE DATE OF THE FILING OF THIS REPORT, THE REGISTRANT INDEPENDENT PUBLIC ACCOUNTANT HAS NOT REVIWED THIS FORM 10Q, SINCE THEY ARE IN THE PROCESS OF AUDITING THE COMPANY’S FINANCIAL STATEMENTS FOR ITS FISCAL YEAR ENDED SEPTEMBER 30, 2002. ACCORDINGLY, PARAGRAPH 5 OF THE SECTION 302 CERTIFICATIONS CONTAINED WITHIN THIS REPORT HAS BEEN MODIFIED TO EXCLUDE ANY REFERENCE TO THE REGISTRANT’S AUDITORS.

Date: May 20, 2003	/s/ GINA SEQUEIRA

Gina Sequeira Chief Financial Officer