Form 10-K/A
period 2002-09-30
RICA FOODS INC
filed 2003-07-28
CIK 789881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               Amendment Number 2
                                       to
                                   FORM 10-K/A
                           FOR ANNUAL AND TRANSITIONAL
                     REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)

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
                         Commission file number: 0-18222
                                RICA FOODS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Nevada                                             87-0432572
  (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

            1840 Coral Way 101   Miami Florida                        33145
(Address of Registrant's Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code: (305) 858-9480
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, as of the latest practicable date, June 2, 2003, was approximately $4,255,312. The foregoing calculation assumes that the per share market value of the common stock is $0.95, the amount of the last reported trade on the American Stock Exchange of January 21, 2003.

The number of shares outstanding of the Registrant's common stock, par value $0.001 per share (the Common Stock), as of the latest practicable date June 2, 2003, was 12,864,321. There are no shares of preferred stock of the Registrant outstanding.

                                RICA FOODS, INC.
                                TABLE OF CONTENTS

                                                                                              Page
                                          PART I

Item 1    Business .........................................................................    3
Item 2    Properties .......................................................................   10
Item 3    Legal Proceedings ................................................................   11
Item 4    Submission of Matters to a Vote of Security Holders ..............................   13

                                         PART II

Item 5    Market for the Registrant's Common Equity and Related Stockholder
              Matters ......................................................................   14
Item 6    Selected Financial Data ..........................................................   16
Item 7    Management's Discussion and Analysis of Financial Condition and Results of
              Operations ...................................................................   17
Item 7A   Quantitative and Qualitative Disclosures about Market Risk .......................   32
Item 8    Financial Statements and Supplementary Data ......................................   34
Item 9    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure .........................................................   34

                                         PART III

Item 10   Directors and Executive Officers of the Registrant ...............................   41
Item 11   Executive Compensation ...........................................................   42
Item 12   Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters ..................................................   48
Item 13   Certain Relationships and Related Transactions ...................................   49

                                         PART IV

Item 14   Controls and Procedures ..........................................................   53
Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................   53

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

As de Oros, founded in 1954, is Costa Rica's second largest poultry producer, comprising approximately 20% of the country's poultry market, according to information provided by CANAVI and several Company surveys, and is one of the leaders in the Costa Rican animal feed market with a market share of approximately 28%. As de Oros subsidiaries' also operate a chain of 28 fried chicken quick service restaurants in Costa Rica called Restaurantes As, and Kokoroko operated by Planeta Dorado, S.A, a Costa Rican corporation.

The Company's subsidiaries own a total of 97 urban and rural outlets throughout Costa Rica, three modern processing plants and four animal feed plants. Due to similar business activities, the combined operations of the subsidiaries permit the Company to achieve operational efficiencies.

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

Segments

Information regarding the Company's segments for the last three fiscal years is set forth in Note 15 to the Company's consolidated financial statements for fiscal year 2002, 2001 and 2000. Such information is incorporated herein by reference. The following is a brief description of the main business segments of the Company:

Broiler Chicken: Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats, according to information provided by the Junta de Fomento Avicola, a Costa Rican governmental institution. Poultry is a generic product, consumed at all social levels and is not defined by geographic markets. The Company's main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa(TM) and As de Oros(TM). Polls and consumer information gathered by the Company indicate that Costa Ricans eat chicken at least once a week. Chicken is sold to institutional customers, schools, hospitals, hotels, supermarkets, restaurants and small grocery stores.

Animal Feed: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses, shrimp and domestic pets. The Company's animal feed products are sold through the Ascan(TM), Aguilar y Solis(TM), Mimados(TM), Kan Kan (TM) and Nutribel(TM) brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through the Mimados(TM), Dogpro(TM), Kan Kan (TM) and Ascan(TM) brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels. The Company is currently the leader in the animal feed market in Costa Rica, with an approximate 28% market share.

By-products: By-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. The Zaragoza (TM) brand name includes chicken, beef and pork by-products. The Company's chicken by-products are sold through the Kimby(TM), Tiquicia(TM), Chulitas(TM), Zaragoza(TM), Pimpollo (TM) and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets, and sales are predominantly driven by price. The Kimby(TM) brand name is the leading seller of chicken by-products in Costa Rica.

Exports: Subsidiaries of the Company export different products to all countries in Central America and the Caribbean and make occasional exports to Hong Kong and Colombia. The Company exports the majority of its products, including broiler chicken, by-products, animal feed and pet foods.

Quick Service: Corporacion Planeta Dorado, S.A. and its subsidiary operate 28 restaurants ( the "Restaurants") located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. The Restaurants distinguish themselves from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

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

These agreements provide that for fiscal year 2003, only 1,227 metric tons ("MT") of poultry meat and 143 MT of poultry by-products can be imported to Costa Rica from countries outside of the Central American Common Market. This quota is taxed at a rate of 34% for poultry, 29% for poultry sausages and 19% for poultry patties. Amounts in excess of these quotas are subject to a 150% tariff, except for whole chicken, patties and breast cuts, which are subject to a 40% tariff.

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

Employee Compensation and Incentives

As of May 30, 2003, the Company employed approximately 3,300 persons.

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

At the present time, labor laws in Costa Rica require all companies to make a severance payment under certain conditions. This law requires all companies in Costa Rica to make a payment equivalent to 5.6% of an employee's yearly gross salary for every year of employment up to 8 years of labor, as part of a severance payment upon the termination of an employee. This benefit is payable after the employee's death, retirement, or termination without cause. An employee who resigns voluntarily or is terminated for cause forfeits his right to any severance benefit. Since 1991, the Company has waived the 8-year limit dictated by the labor law, and pays severance based on years of service. The Company is also required by Costa Rican law to deposit an additional 3% of each employee's yearly gross salary into a pension fund.

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

Poultry Raising Process

The poultry raising process starts with the import of one-day old breeder hens from the United States. After approximately 24 weeks the breeder hens reach reproductive maturity and begin laying fertile eggs. The hatching period lasts 21 days, which is divided into 19 days in hatching machines and two days in birth chambers. These baby chicks are inoculated to prevent diseases. The chicks are then brought to the Company's own raising house or to grow-out contract farmers who raise the chicken to full size (for approximately 43 days) and provide basic elements such as vitamins, formula and a balanced ration of feed.

The grow-out contract farmers are a group of 168 farmers who own their own land and facilities. These farmers have a long-term contract with the Company to raise the baby chicks to adult birds. During fiscal year 2002, grow-out contract farmers supplied approximately 58% of the total number of chickens needed by the Company. These farmers are paid according to the weight and quality of the chickens produced and the mortality rate of the chickens raised. The Company provides veterinary services and offers vaccines and chicken feed to the farmers at wholesale prices. Regardless of whether the Company or grow-out contract farmers raise the chickens, they are regularly inspected for immune deficiencies, vitamin levels and general diseases. By working in conjunction with these grow-out contract farmers, the Company has greater flexibility to increase or decrease the number of chickens raised depending on the Company's growth objectives.

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

ITEM 2. PROPERTIES

The Company conducts its operations through its production facilities and executive offices, which are all located in Costa Rica. All facilities are owned by the Company's subsidiaries, Pipasa and As de Oros. The Company owns seven processing plants, two hatcheries, and various other grow-out farms, retail outlets, and restaurants. Corporate offices of the subsidiaries and most important processing plants are located in the central valley of Costa Rica. Grow-out farms are located in urban and rural areas.

On February 21, 2003, the By-products plant was partially damaged by a fire. As a result the Company has been producing its by-products in three different facilities from three different companies. The production of by-products is performed and managed in its entirety by the Company. The Company is in the process of renovating the plant and estimates the reconstructed facilities will be concluded by the end of fiscal year 2003.

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

The Company owns four processing plants for its Animal Feed division. These plants perform activities that include grinding grains, mixing flour and packing different types of animal feed products. The facilities have a maximum capacity to produce an aggregate of approximately 391,500 tons of animal feed annually.

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

One day after birth, chicks are transferred to the Grow-out division. During this stage, the chicks receive three types of diet, according to growth requirements. The growth stage lasts approximately 43 to 45 days. The Company owns 23 grow-out farms, and leases 168 contracted grow-out farms where owners of these farms provide service needed to grow the chicks. The Company transfers these farmers' one-day old chicks, animal feed, and provides veterinary services, technical advice and other services. Once chicks reach a target weight, the Company pays the farmers an agreed upon fee for the chickens. The facilities production capacity is approximately 31 million chickens annually, which includes grow-out farmers.

The Broiler division is divided into slaughter and pluck, coolers and retailers, packing and cuts and sub-products processes. The facilities have a maximum production capacity of approximately 59 million kilograms annually.

The By-products processing division is divided into sausage, formed, packaging, oven and cooking areas. As of September 30, 2002, the facilities of the By-product division had a maximum production capacity of 9.8 million kilograms annually.

Distribution

Distribution is conducted through retail outlets in Costa Rica, the majority of which are leased. There are a total of 28 restaurants, the majority of which are also leased.

Administrative Area

Administrative offices of the Company are located in Miami, Florida. Staff, administrative, marketing and financial headquarters of Pipasa and As de Oros are located in La Ribera de Belen, Heredia, Costa Rica.

ITEM 3. LEGAL PROCEEDINGS

Pipasa is a defendant in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action is seeking damages in an amount equal to $3.6 million. Pipasa was served with prejudgment liens for $1.5 million and, with the approval of the Juzgado Sexto Civil, the court with jurisdiction over the lawsuit, certain parcels of real estate owned by Pipasa have been substituted for such liens. This approval was ratified by the Superior Court on November 11, 1999, and all funds initially attached have been released and returned to Pipasa. Costa Rica law requires the posting of guarantees by a plaintiff seeking prejudgment liens. A ruling on these objections is pending. Pipasa has filed several pleadings in opposition to the underlying lawsuit; a ruling on these pleadings also remains pending.

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit has been dismissed without prejudice.

In Response to plaintiff's amended complaint filed in Miami-Dade County Circuit Court on May 7, 1999, Pipasa, on July 19, 1999, filed a motion to dismiss for lack of personal jurisdiction. The motion was denied on March 31, 2003. Pipasa has appealed the denial to Florida's Third District Court of Appeal. No decision is expected for at least until August 2003. Pipasa has also moved in the Circuit Court for a stay of the Circuit Court case pending appeal. The Circuit Court has taken the stay request under advisement. If the court grants a stay, it may also require Pipasa to post a bond, the amount of which would have to be determined.

A separate lawsuit against Pipasa, filed by the same plaintiff in the North District of California and styled Polaris Holding Company v. Corporacion Pipasa, S.A., No. C 99-2160 CRB (N.D. Calif.), has been dismissed, without prejudice for plaintiff to refile the action after resolution of the Florida action as well as a similar action, brought by the same plaintiff against Pipasa, that is pending in Costa Rica.

The Company cannot ascertain the basis of the claim or the relief sought, but believes the lawsuits are without merit and intends to assert an appropriate defense. At the present time, neither the Company nor Pipasa can evaluate the potential impact of this lawsuit on the financial results of the Company, nor can the Company assess the likelihood of an unfavorable outcome.

On or about January 8, 2002 Richard W. Baldwin, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, Calixto Chaves, Jose Pablo Chaves, Randall Piedra and Monica Chaves (collectively the "Defendants"). Specifically, the plaintiffs alleged violations of Section 10(b) and Section 20(A) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under. The plaintiffs in the Class Actions sought class certification, compensatory damages, pre-judgment and post-judgment interest, attorneys' fees and costs and such other relief as the Court might deem appropriate.

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

On January 24, 2003, the Staff (the "Staff") of the Securities and Exchange Commission (the "Commission") notified the Company that it was conducting an informal inquiry of the Company. In response to such notification, the Company provided the Staff information regarding the Mistake.

On February 4, 2003, the Staff advised the Company that on February 7, 2003 the Staff intended to recommend that the Commission bring a civil injunctive action against the Company, alleging that the Company violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-1 promulgated there under. The Staff further advised the Company that the Staff intended to recommend that the Commission bring a civil injunctive action against the Company's Chief Executive Officer (the "CEO") and CFO, alleging they violated Section 13(b)(5) of the Exchange Act and Rules 13a-14, 13b2-1 and 13b2-2 promulgated there under, and that they aided and abetted the Company's alleged violations.

The Company believes that the Mistake may constitute a violation of Section 13(a) of the Exchange Act and Rules 13a-1 and 12b-20 promulgated there under. However, the Company does not believe that it has violated Sections 13(b)(2)(A) or 13(b)(2)(B) of the Exchange Act and has so advised the Staff. The Company believes it has been cooperating fully with the Staff and hopes to settle the dispute. The Company and the Staff have been in detailed settlement conversations with the Staff since February 10, 2003. Nonetheless as of the day of this report, neither the Company, the CEO nor the CFO have definitely settled this matter with the Staff.

Except for the legal proceedings disclosed above, no legal proceedings of a material nature against to which the Company or subsidiaries are a party, exist or were pending as of the date of this report. Except for the legal proceedings disclosed above, the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of the Company's management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Although the Company's common stock is listed on the American Stock Exchange ("AMEX") under the symbol RCF, trading of the Company's common stock on the AMEX has been halted since January 21, 2003. The Company has been advised by the AMEX that trading of the Company's common stock on the AMEX will be halted at least until the Company has filed with Securities and Exchange Commission consolidated financial statements for fiscal 2002 that include a signed audit report. There can be no assurance that trading of the Company's common stock will ever resume on the AMEX.

On March 4, 2003, the Company received notice from the staff of the American Stock Exchange (the "AMEX") indicating that the Company was not in compliance with Section 1003(d) of the AMEX's continued listing standards due to having filed a Form 10-K for the period ended September 30, 2002, which did not have a signed Independent Auditor's Opinion, as well as a Form 10-Q for the period ended December 31, 2002, which was not reviewed by an Independent Auditor. Since such notice, the Company has also filed a Form 10-Q for the period ended March 31, 2003, which was not reviewed by an Independent Auditor.

On July 7, the Company announced that it received notice from the AMEX indicating the Company is no longer in compliance with certain continued listing standards and that the staff of the AMEX intends to file an application with the Securities and Exchange Commission to strike the Company's common stock listing and registration on the AMEX. The Company has exercised its right to appeal the decision and has requested a formal hearing to continue its listing on the AMEX. The hearing date has been set for August 26, 2003.

There can be no assurance that the Company's request for continued listing will be granted. If the Company is unsuccessful in its appeal, the Company will seek to take steps to enable its shares of common stock to trade on the Over-the-Counter Bulleting Board (OTCBB), a regulated quotation service that offers real time quotes and volume information in over-the-counter securities. There can be no assurance that the Company's shares of common stock will be eligible to trade on the OTCBB since, among other things, the Company has not timely filed all of the reports it is required to file pursuant to the Securities Exchange Act of 1934.

                                                              Market Price Range
                                                              ------------------
                                                               High        Low
                                                               ----        ---
                                  Fiscal Year 2002
                                  ----------------
       First Fiscal Quarter       (10/1/01 to 12/31/01)       $ 3.89      $1.30
       Second Fiscal Quarter      (01/1/02 to 03/31/02)       $ 1.50      $0.45
       Third Fiscal Quarter       (04/1/02 to 06/30/02)       $ 1.56      $1.00
       Fourth Fiscal Quarter      (07/1/02 to 09/30/02)       $ 1.02      $0.70

                                  Fiscal Year 2001
                                  ----------------

       First Fiscal Quarter       (10/1/00 to 12/31/00)       $17.44      $5.00
       Second Fiscal Quarter      (01/1/01 to 03/31/01)       $ 5.38      $2.40
       Third Fiscal Quarter       (04/1/01 to 06/30/01)       $ 5.15      $2.65
       Fourth Fiscal Quarter      (07/1/01 to 09/30/01)       $ 4.55      $3.60

As of June 2, 2003, the Company had 12,811,469 shares of Common Stock outstanding and approximately 1,500 holders of record of such stock, and no shares of preferred stock were outstanding as of that date.

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

Securities Authorized For Issuance Under Equity Compensation Plans

                                             Number of                                Number of securities
                                             ---------                                --------------------
                                          securities to be     Weighted- average       remaining available
                                          ----------------     -----------------       -------------------
                                            issued upon        exercise price of       for issuance under
                                            -----------        -----------------       ------------------
                                            exercise of           outstanding          equity compensation
                                            -----------           -----------          -------------------
                                        outstanding options         options                   plans
                                        -------------------         -------                   -----
Equity compensation plans approved
   by security holders                                 0                  n/a                      192,400
Equity compensation plans not
   approved by security holders                      n/a                  n/a                          n/a

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included elsewhere in this Form 10-K/A. The data as of September 30, 2002 and 2001 and for the fiscal years ended September 30, 2002, 2001 and 2000, are derived from the Company's audited consolidated financial statements for fiscal years 2002, 2001 and 2000 included elsewhere in this Form 10-K/A. The data as of September 30, 2000, 1999 and 1998 and for the fiscal years ended September 30, 1999 and 1998 is derived from the Company's audited financial statements not included in this Form 10-K/A.

                                                  2002            2001           2000          1999           1998
                                                  ----            ----           ----          ----           ----
                                                (In thousands of U.S dollars, except share and per share data)
Sales                                             130,665        127,336       123,628        118,550        98,794
Cost of sales                                      87,487         86,841        83,757         77,275        71,464
Income from operations                              9,908          5,694         6,385         12,427         6,155
Income before income taxes and minority
     interest                                       4,180          1,188         3,725          8,174         3,641
Net income applicable to stockholders               2,917          1,349         2,889          3,041         1,130
Basic earnings per common share               $      0.23    $      0.11   $      0.24     $     0.43    $     0.16
Diluted earnings per common share             $      0.23    $      0.11   $      0.24     $     0.42    $     0.16
Total assets                                       90,847         90,850        88,182         70,323        63,005
Long-term debt, net of current portion             16,018         20,890        21,821         21,444        22,559
Basic weighted average number of shares
     outstanding                               12,811,469     12,810,021    11,874,190      7,122,170     7,078,949
Diluted weighted average number of
     shares outstanding                        12,811,469     12,810,021    11,878,474      7,269,769     7,113,265

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

On March 4, 2003, the Company received notice from the staff of the American Stock Exchange (the "AMEX") indicating that the Company was not in compliance with Section 1003(d) of the AMEX's continued listing standards due to having filed a Form 10-K for the period ended September 30, 2002, which did not have a signed Independent Auditor's Opinion, as well as a Form 10-Q for the period ended December 31, 2002, which was not reviewed by an Independent Auditor. Since such notice, the Company has also filed a Form 10-Q for the period ended March 31, 2003, which was not reviewed by an Independent Auditor.

On July 7, the Company announced that it received notice from the AMEX indicating the Company is no longer in compliance with certain continued listing standards and that the staff of the AMEX intends to file an application with the Securities and Exchange Commission to strike the Company's common stock listing and registration on the AMEX. The Company has exercised its right to appeal the decision and has requested a formal hearing to continue its listing on the AMEX. The hearing date has been set for August 26, 2003.

There can be no assurance that the Company's request for continued listing will be granted. If the Company is unsuccessful in its appeal, the Company will seek to take steps to enable its shares of common stock to trade on the Over-the-Counter Bulleting Board (OTCBB), a regulated quotation service that offers real time quotes and volume information in over-the-counter securities. There can be no assurance that the Company's shares of common stock will be eligible to trade on the OTCBB since, among other things, the Company has not timely filed all of the reports it is required to file pursuant to the Securities Exchange Act of 1934.

The Company's operations are primarily conducted through its 100% owned subsidiaries, Pipasa and As de Oros and their respective subsidiaries. The Company is the largest poultry company in Costa Rica. As de Oros also owns and operates a chain of quick service restaurants in Costa Rica operated under the name Restaurantes As de Oros and Kokoroko.

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

For calendar year 2002, according to the Banco Central of Costa Rica ("BCCR"), the Gross Domestic Product ("GDP") increased by 2.8% for calendar year 2002, compared to 0.9% for calendar year 2001. The inflation rate was 9.7% for calendar year 2002 compared to 11.0% for calendar 2001. The devaluation of the colon with respect to the U.S. dollar reached 10.8% for calendar year 2002, compared to 7.4% for calendar year 2001. Exports increased 4.7% in calendar year 2002 compared to a decrease of 14.2% for calendar year 2001. External investments in the country reached approximately $642 million for 2002 compared to $454 million during 2001. The deficit of the government of Costa Rica increased to 4.0% of GDP in calendar 2002 compared to 2.9% of GDP in calendar 2001.

The following describes the performance by segment (in millions of U.S.
dollars):

Segments:                                                 2002             2001            2000
---------                                                 ----             ----            ----
Sales, net
    Broiler                                             $ 67.87          $ 70.20         $ 73.48
    Animal Feed                                           26.00            24.62           22.42
    By-Products                                           14.78            13.74           11.69
    Exports                                                7.94             6.18            4.56
    Quick Service                                          5.58             6.47            8.03
    Other                                                  8.50             6.13            3.45
                                                        -------          -------         -------
Total net sales                                          130.67           127.34          123.63
                                                        -------          -------         -------
    Broiler                                               16.89            14.74           15.03
    Animal Feed                                            3.40             2.82            2.45
    By-Products                                            2.68             2.02            2.70
    Exports                                                0.80             0.45            0.02
    Quick Service                                          0.06             0.36            0.33
    Other                                                  0.13             0.64            0.39
                                                        -------          -------         -------
Gross profit less selling expenses                        23.96            21.03           20.92
                                                        -------          -------         -------
General and administrative expenses and
    goodwill amortization                                 14.05            15.34           14.53
Other non-operating expenses                               5.73             4.50            2.66
                                                        -------          -------         -------
Income before taxes and minority interest               $  4.18          $  1.19         $  3.73
                                                        =======          =======         =======

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

Operating expenses decreased by 4.4% or $1.53 million for fiscal year 2002 when compared to fiscal year 2001. The decrease was mainly due to the discontinuation of the amortization of goodwill in fiscal year 2002. For fiscal 2002, General and Administrative expenses decreased by $494,402 or 3.4% when compared to fiscal year 2001 mainly due to Company's effort to improve efficiencies and adopt cost measures. Likewise, Selling expenses decrease of $249,128 or 1.28% for fiscal year 2002, when compared to fiscal 2001, was mainly due to efficiencies in distribution logistics. Operating expenses represented 25.5% and 27.3% of net sales for fiscal years 2002 and 2001, respectively.

For fiscal year 2002, non-operating expenses increased by 27.1%, mainly due to an increase in the devaluation rate in Costa Rica, which resulted in an increase in the foreign exchange loss, and the absence of offsetting gains from the sale of fixed assets in fiscal year 2002 when compared to fiscal year 2001.

The Company's income tax expense was $1,041,596 for fiscal year 2002, compared to a benefit of $390,833 for fiscal year 2001. Effective rates for fiscal years 2002 and 2001 were 24.9% and 32.9%, respectively. The variation is mainly due to the elimination of significant tax benefits in

Costa Rica and an increase in taxable income for fiscal year 2002. During 2001, the government of Costa Rica enacted changes in the income tax law, applicable for fiscal years ending after September 30, 2001. Such changes provide, among other things, the elimination of the restatement of property, plant and equipment, thereby significantly reducing the related tax depreciation; and elimination of the one-time deduction equivalent to 50% of the prior year's investment in property, plant and equipment to be used in agricultural and industrial activities.

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

Sales of by-products increased by 17.5% for fiscal year 2001 when compared to fiscal year 2000. This increase was primarily due to a sales volume increase of 29.9%, offset by temporary decreases of sales prices for some products offered by the Company. Sales for fiscal 2001 include sales of the new Zaragoza brand name. The temporary decrease in sales prices offered, variations in the sales mix to include more lower profit products and an increase in the cost of raw materials contributed to a decrease in the segment profit margin from 23.1% for fiscal year 2000 to 14.7% for fiscal year 2001.

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

Financial condition

As of September 30, 2002, the Company had $2.73 million in cash and cash equivalents. The working capital deficit was $9.78 million and $10.31 million as of September 30, 2002 and 2001, respectively. The current ratios were 0.79 and
0.76 as of September 30, 2002 and 2001, respectively.

Cash provided by operating activities amounted to approximately $6.66 million and $4.22 million for fiscal years 2002 and 2001, respectively. The increase is mainly due to increases in net income and accounts payable, partly offset by increases in accounts receivables and inventories. Due to the Company's increased use of vendor financing in lieu of credit facilities, accounts payable balances have increased as inventory balances have increased.

Funds used for investing activities for fiscal year 2002 totaled approximately $6.46 million, compared to $8.80 million for fiscal year 2001. The Company invested $5.0 million in property, plant and equipment for fiscal year 2002, compared to $8.40 million for fiscal year 2001. Historically, the Company has made significant capital investments in property, plant and equipment in order to obtain operating efficiencies, allow expansion into international markets and develop new products. As a result, capital expenditures for fiscal year 2002 are primarily related to replacing equipment. In June 2002, the Company sold assets for approximately $2 million, which was originally acquired with external financing. This sale was used as a financial strategy to decrease outstanding debt. During fiscal year 2002, the Company also invested in other assets of strategic importance. Although the book value of the Company's property, plant and equipment has decreased since September 30, 2001, the Company believes the productive capacity was not materially impacted in the year ended September 30, 2002. The book value of property, plant and equipment decreased mainly as a result of translation adjustment, depreciation, and retirement or sale of assets.

Cash used for financing activities for fiscal year 2002 amounted to $4.41 million compared to cash provided by financing activities amounting to $3.10 million during fiscal year 2001. In the fiscal year ended September 30, 2002, the Company retired $27.6 million and $10.1 million of short-term and long-term debt, respectively, and incurred $26.5 million and $6.1 million of new short-term and long-term debt, respectively.

As of September 30, 2002, the Company owned virtually all of the property, plant and equipment it uses in its production facilities and financial headquarters in Costa Rica, of which some assets are pledged as security for the credit facilities described below aggregating to $6.9 million. In addition, $1.9 million of assets are being pledged as collateral for the Polaris litigation. The Company leases or rents virtually all of the assets it uses in its distribution and retail operations. The Company has operating leases for vehicles, cooling equipment and building facilities for its restaurants and retail outlets.

The Company has been reliant and continues to rely upon cash from operations, short-term bank lines of credit, vendor financing, and long-term debt to provide cash to finance its operational, investing and financial activities.

Short-Term Debt

As of September 30, 2002, the Company had arranged 12 short-term lines of credit and commitments (the "Lines of Credit") with banks and raw material suppliers for a maximum aggregate principal amount of $26.8 million, of which $23.5 million has been utilized.

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

In connection with the issuance of the Notes, the Company entered into certain negative covenants (the "Negative Covenants") in favor of PacLife. More specifically, among other things, the Company covenanted to refrain from participating in any material transaction, except transactions in the ordinary course of business with arms-length terms with any person (other than a subsidiary) which directly or indirectly through one or more intermediaries controls, is controlled by, or is in common control with the Company. The Company further agreed that it would not incur additional debt unless that ratio of the Company's consolidated total debt to the Company's consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") was less than 3 to 1 (the "New Debt Covenant"). Likewise, the Company agreed to restrict its subsidiaries from incurring any additional debt unless the sum of (i) the total debt outstanding of all subsidiaries and (ii) debt secured by liens does not exceed .5 times the Company's EBITDA (the "Subsidiary Debt Covenant"). The Company also covenanted that it would not create or incur any lien securing its consolidated total debt unless the sum of (i) the debt secured by such liens and
(ii) the debt incurred by the Company's subsidiaries pursuant to the Subsidiary Debt Covenant would not exceed .5 times the Company's EBITDA (the "Lien Covenant"). The Notes contain a provision requiring the Company to pay PacLife a fee in the event the Notes are satisfied prior to their scheduled maturity.

The Company has paid PacLife all principal and interest due under the Notes in accordance with the term of the Notes.

As of January 14, 2002, the Company obtained a waiver of certain possible breaches of the Negative Covenants contained in the amended and restated note purchase agreement dated December 28, 2000, among Rica, Pipasa, As de Oros, and PacLife (the "Amended Agreement"). The potential breaches did not involve any payment violation. The Company has made all required payments to PacLife, including a payment of $4.96 million of principal and interest in January 2002 and a payment of $750,000 of interest in July 2002. In addition, the Company made the next required principal and interest payment of $4.7 million on January 15, 2003. Thereafter, the principal amount of Notes was reduced to $8 million.

As of September 30, 2002 and December 31, 2002, the Company had regained compliance with the provisions of all except one of the Note's covenants regarding transactions with affiliates (the "Affiliate Covenant"). However, on January 9, 2002, PacLife granted the Company a conditional waiver with respect to the Company's breach of the Affiliate Covenant. As a condition to the waiver, the Company has agreed that the aggregate amount of the loans to affiliates shall not be increased at any time, and, if any of such loans are repaid, neither the Company nor any of its subsidiaries shall make any additional affiliate loans.

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

As a result of the Company's inability to provide PacLife the Financial Certifications by February 27, 2003, the Company technically defaulted under the Amended Agreement and PacLife had the right to declare all of the outstanding Notes immediately due and payable and the entire unpaid principal amount of such Notes, plus accrued and unpaid interest thereon and a yield maintenance amount.

As of March 31, 2003 the Company was not in compliance with the Lien Covenant, Financial Certification requirement and the Affiliate Covenant. On July 9, 2003, PacLife granted the Company a conditional waiver with respect to the Company's breach of the Affiliate and Lien Debt Covenants as of March 31, 2003. On May 5, 2003, Pacific Life granted the Company with a conditional waiver for the provision of the Financial Certifications, which is conditioned upon the Company delivering the Financial Certifications to PacLife no later than July 31, 2003.

Obligations under short-term and long-term debt and operating leases as of September 30, 2002 are as follows:

                                                 Payments due by Period
                                                 ----------------------
                           Total        Less than 1 Year       1-3 years      4-5 years
                           -----        ----------------       ---------      ---------
Short-term debt         $17,074,336        $17,074,336        $         -     $        -
Long-term debt           24,209,090          8,190,702         14,948,084      1,070,304
Leases                    1,778,467          1,337,982            440,485              -
                        -----------        -----------        -----------     ----------
Total                   $43,061,893        $26,603,020        $15,388,569     $1,070,304
                        ===========        ===========        ===========     ==========

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


Potential Acquisitions

The Company is continuing to explore the acquisition of majority of the outstanding common stock of Industrias Avicolas Integradas, S.A. ("Indavinsa"), and Avicola Core Etuba Ltda. ("Core"), both engaged in the production and distribution of poultry. The Company would acquire the majority of the outstanding stock of Core from the Company's Chief Executive Officer. The Company is closely evaluating the performance of these companies to determine if, when and how the Company should integrate its business with the acquisition targets, and has postponed indefinitely investments in these two companies.

On February 20, 2003, Port Ventures, S.A. ("Port Ventures") and Corporacion As de Oros, S.A. ("As de Oros"), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement"), pursuant to which As de Oros agreed to acquire from Port Ventures, 2,040 shares of common stock of Logistica de Granos, S.A. ("Logistica"), representing 51% of the issued and outstanding shares of capital stock of Logistica (the "Shares"), for a purchase price of US$2,580,000 (the "Purchase Price"). Logistica is the owner of 19% of the issued and outstanding capital stock of Sociedad Portuaria de Caldera, S.A. ("SPC") and Sociedad Portuaria Granelera de Caldera, S.A. ("SPGC") (collectively, the "Port Companies"). The Port Companies are seeking to acquire concessions (the "Concessions") being granted by the Government of Costa Rica to refurbish and operate Puerto Caldera, a major seaport located on the Pacific coast of Costa Rica and considered by the Company as strategic to its raw material purchases.

Port Ventures is the sole shareholder of Logistica and Port Ventures is directly owned and controlled by Jose Pablo Chaves Zamora ("Mr. JP Chaves").
Mr. JP Chaves is the indirect holder of approximately 2.17% of the outstanding shares of the Company. Mr. JP Chaves is also the son of the Company's Chief Executive Officer, Mr. Calixto Chaves. Mr. JP Chaves does not hold any positions or titles with the Company or any of its subsidiaries.

The closing of the purchase and sale of the Shares is subject to: (i) the final grant by the Government of Costa Rica of the Concessions and (ii) the execution of definitive agreements between the Government of Costa Rica and each of the Port Companies regarding the construction and operation of Puerto Caldera.

The Agreement provides that Port Ventures may require that As de Oros remit the Purchase Price for the Shares in installments, prior to the fulfillment of the conditions to closing set forth above. Upon such payment, As de Oros will receive a "bill of exchange" for the amount of such Purchase Price and a pro rata amount of shares will be issued and held by a Trust representing all participants in the Consortiums in escrow until the closing. In the event that the transactions contemplated under the Agreement are not closed, Port Ventures must return to As de Oros the pro rata portion of the Purchase Price paid, plus interest, and As de Oros, must return the bills of exchange. If Port
Ventures does not return the portion of the Purchase Price paid, As de Oros may, in its discretion, seek to enforce the "bill of exchange".

The Company expects to close this transaction before calendar year 2003, when the definitive approval of the Government of Costa Rica is expected to be obtained.

As of July 8, 2003, As de Oros has remitted approximately 55% of the Purchase Price to Port Ventures (the "Remitted Payment") in exchange for bills of exchange. The bills of exchange are not secured by tangible assets or readily marketable collateral. In the event the Concessions are not ratified to the Port Companies, the Company anticipates that As de Oros will have limited ability to recoup its investment in Port Ventures. Port Ventures has agreed for As de Oros not need to make any further payments until the Concessions are finally ratified.

As with any business acquisition, there can be no assurance that the Company will close these acquisitions and there can be no assurance that these acquisition efforts will prove to be beneficial to the Company. Even if the Company's board of directors, audit committee and management team believe the Company should pursue a development or acquisition opportunity and successfully negotiate the contracts critical to such venture, the Company anticipates that it may be required to seek the consent of PacLife and potentially certain other third parties before initiating development efforts or concluding an acquisition. The Company will continue to evaluate financial performance and giving the necessary collaboration in order to obtain the necessary judging elements to arrive to a definite decision.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not currently have any recorded stock based compensation expense, thus the adoption of SFAS 148 does not have a material impact on its financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica ("BCCR"). For the last 20 years, the BCCR has utilized the crawling peg method whereby the colon is devalued daily on a systematic basis.

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

Interest Rate Risk

As of September 30, 2002, the Company had outstanding a total of approximately $41.5 million in loans and other debt primarily in U.S. Dollars, of which $29.5 million bore variable interest rates, based on LIBOR or Prime Rate. A hypothetical, simultaneous and unfavorable change of 10% in the Company's variable rate in effect as of September 30, 2002 would result in a potential increase in interest expense of $309,000. The sensitivity analysis model may overstate the impact of the Company's interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated by reference to the independent Auditor's Report issued by Stonefield Josephson Inc. on May 23, 2003 and Arthur Andersen on December 7, 2001 included on page F-2 and from the consolidated financial statements and supplementary data, on pages F-3 through F-39 on this Form 10-K/A.

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

On the evening of January 22, 2003, the CFO, the General Counsel and outside counsel to the Company received a phone call from various representatives of Deloitte & Touche. Deloitte & Touche notified the Company that it was considering withdrawing from its relationship with the Company due to Deloitte & Touche's inability to trust management of the Company and Deloitte & Touche's perception that the Company had responded inappropriately to Deloitte's letter of January 16, 2002. However, Deloitte & Touche confirmed that prior to the filing of the Form 10-K Deloitte & Touche had never called into question its ability to rely upon or trust management of the Company.

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

On April 1, 2003, the audit committee of the Company engaged the services of Stonefield Josephson, Inc. ("Stonefield Josephson") as its new independent auditors. Stonefield Josephson was engaged to audit the financial statements of the Company for the fiscal year ending September 30, 2002 and review the financial statements of the Company for the quarter ended December 31, 2002 and each quarter thereafter.

During the Company's two most recent fiscal years and through April 1, 2003, neither the Company nor any of its subsidiaries consulted Stonefield Josephson regarding any of the following: (i) any matter that was the subject of a disagreement with the Company's former accountants on a matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure; (ii) any reportable event (as such term is defined in Item 304(a)(1)(v)); or (iii) the application of accounting principles to a proposed or completed transaction or the type of audit opinion that might be rendered on the registrant's financial statements.

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, their ages and present positions held in the Company, as of the date of this report, are as follows:

Officer Name                    Age   Position Held

Calixto Chaves ..............   57    Chairman, Chief Executive Officer,
                                      President and Director
Carlos Zamora ...............   41    Chief Operating Officer
Federico Vargas .............   69    Director and Chairman of the Audit
                                      Committee
Jorge M. Quesada ............   54    Director, Treasurer and Executive
                                      President of Pipasa and As De Oros
Luis J. Lauredo .............   54    Director and Member of the Audit Committee
Alfred E. Smith, IV .........   52    Director
Monica Chaves ...............   32    Director and Secretary,
Gina Sequeira ...............   33    Chief Financial Officer
Grant "Jack" Peeples ........   73    Director and Member of the Audit Committee
Jose Zamora .................   50    Production Vice President of operating
                                      Subsidiaries

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

Mr. Pedro J. De Matheu, who commenced service as a Director of the Company in August 2001, resigned as Director on February 27, 2003. Mr. De Matheu did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Compliance with Section 16(a) of the Securities Exchange Act of 1934

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Sec 16(a) of the Securities Exchange Act 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial report of ownership and report changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners have been complied with, except for a Form 4 required to be filed by Alfred Smith, IV in March 2002 and a late filing of a Form 4 required to be filed by Comercial Angui, S.A. in December 2001.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended September 30, 2002, 2001 and 2000 the aggregate compensation awarded to, earned by or paid to Mr. Chaves, the Company's Chief Executive Officer. The table also sets forth the aggregate compensation awarded to, earned by or paid to the other three most highly compensated officers for the fiscal year ended September 30, 2002. No Executive Officer of the Company or its subsidiaries, other than Mr. Chaves, earned compensation in excess of $100,000 during the fiscal years ended September 30, 2000 and 2001. The Company neither granted any restricted stock awards or stock appreciation rights to nor made any long-term incentive plan payouts to any of the Named Executive Officers during the fiscal years ended September 30, 2002, 2001, and 2000.

                                   Fiscal         Salary             Bonus          All Other
                                   ------         ------             -----          ---------
Name and Principal Position         Year      Compensation(1)    Compensation     Compensation(2)
---------------------------         ----      ---------------    ------------     ---------------
Calixto Chaves                      2002            $160,336          $3,491             $18,133
Chief Executive Officer             2001            $145,233                             $ 7,179
                                    2000            $136,764                             $ 5,633

Jorge Quesada Chaves                2002            $124,796          $3,106             $15,764
Treasurer, Director and
Executive President

Jose Zamora                         2002            $ 88,159          $2,229             $12,806
Production Vice-president
of operating subsidiaries

Carlos Zamora                       2002            $ 93,362          $2,389             $13,380
Chief Operating Officer

                                       45

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

Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee currently consisting of Mr. Lauredo. Mr. Lauredo is not nor ever was an officer of the Company. Prior to his resignation as a Director on February 27, 2003, Mr. De Mattheu also served as a member of the Compensation Committee. Mr. De Mattheu is not nor ever was an officer of the Company. This Committee makes the determinations for stock issuances pursuant to the Company's compensation plans. The Company has no retirement, pension or profit sharing plans covering its officers and directors, but has contemplated the implementation of such a plan in the future.

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

                   ASSUMES $100 INVESTED ON SEPTEMBER 30, 1997
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING SEPTEMBER 30, 2002

                                         Sep-97       Sep-98     Sep-99     Sep-00     Sep-01     Sep-02
                                         ------       ------     ------     ------     ------     ------
RICA FOODS, INC .....................     100.00     112.50     255.55     366.66      80.00      17.33
SIC CODE INDEX ......................     100.00     101.58     165.72     220.07      89.94      70.84
NASDAQ MARKET INDEX- U.S. COS .......     100.00      89.91      68.03      44.92      49.04      48.46

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 19, 2003, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock,
(ii) each director and nominee for director, (iii) certain executive officers of the Company, and (iv) all directors and officers as a group. Unless otherwise indicated, the address of each beneficial owner is Rica Foods, Inc., 1840 Coral Way 101 Miami, Florida 33145

Name and Address                             Amount and Nature of           Percentage of
----------------                             --------------------           -------------
of Beneficial Owner                      Beneficial Ownership (1)(2)       Shares Owned (1)
-------------------                      ---------------------------       ----------------
Mr. Calixto Chaves                                  5,548,433(3)(4)            43.13%
Comercial Angui S.A.                                2,238,655(5)               17.40%
Mr. Jorge M. Quesada                                   45,794(6)                   *
Ms. Monica Chaves                                     133,334(7)                1.04%
Mr. Alfred E. Smith IV                                 34,534                      *
Dr. Carlos Zamora                                         200                      *
Dr. Federico Vargas                                         0                      *
Hon. Amb. Luis Lauredo                                      0                      *
Mr. Grant "Jack" Peeples                                    0                      *
Mr. Jose Zamora                                        47,295                      *
Ms. Gina Sequeira                                         200                      *
All directors and executive officers as a
group (11 persons)                                  5,809,590(3)(4)(6)(7)      45.15%

* Indicates less than 1% of outstanding shares owned.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from June 19, 2003 upon exercise of options, warrants and convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from June 19, 2003 have been exercised.

(2) Unless otherwise notes, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes 861,315 shares of Common Stock held of record by Atisbos de Belen, S.A. ("Atisbos"), a Costa Rican corporation wholly-owned by Mr. Calixto Chaves and his wife, 704,857 shares of Common Stock held of record by Inversiones Leytor, S.A., a Costa Rican company wholly-owned by Mr. Chaves, and 298,667 shares of Common Stock held of record by O.C.C., S.A. ("O.C.C."), a Costa Rican company wholly-owned by Mr. Chaves and his wife. Does not include 133,334 shares owned by his adult daughter and 402,604 shares held of record by RTROSPTVA S.A., A Costa Rican Corporation wholly owned by Jose Pablo Chaves, Mr. Chaves' adult son.

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

Potential Change in Control

On July 18, 2003, Mr. Chaves, Monica Chaves, Jose Pablo Chaves, Comerical Angui, and certain other parties (the "Pledging Parties") pledged, among other things, an aggregate of 5,168,271 shares of common stock, including, among others, 2,093,562 shares beneficially owned by Mr. Chaves, 133,334 shares beneficially owned by Monica Chaves, 402,604 shares beneficially owned by Jose Pablo Chaves and 1,236,655 shares benefically owned by Comerical Angui (collectively, the "Pledged Shares"). The Pledged Shares secure a credit line extended by a financial institution to Mr. Chaves and various corporations affiliated with Mr. Chaves (the "Credit Line"). Unless and until there is a default on the Credit Line, the Pledging Parties will retain voting control over the Pledged Shares.

Mr. Chaves has previously pledged 3.4 million shares of common stock to secure certain of his personal obligations, which obligations aggregated to less than $1.6 million as of July 2003. Mr. Chaves anticipates that a portion of the proceeds from the Credit Line may be used to pay these outstanding obligations. In the event that such personal obligations are satisfied prior to the satisfaction of the Credit Line, these 3.4 million shares will be pledged to secure the Credit Line.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Guarantees

Since the Company's inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed the repayment of the various notes, loans and credit facilities (the "Credit Arrangements") of the Company and its various operating subsidiaries. As of September 30, 2002, an aggregate of $30,151,178 of the Company's Credit Arrangements were personally guaranteed by either Mr. Chaves or Mr. Quesada, and Mr. Chaves and Mr. Quesada had personally guaranteed the repayment of $27,279,083 and $13,349,083 of Credit Arrangements, respectively.

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

Loans to Related Parties

Name                       September 30, 2000     September 30, 2001      September 30, 2002
----                       ------------------     ------------------      ------------------
Calixto Chaves                  $4,857,052 (1)         $7,665,688 (2)          $6,894,658 (4)
Monica Chaves                       39,326                133,645                       -
Maya Tiamx, S.A                     29,137                 30,523 (3)              30,626 (3)
Jose Pablo Chaves                   16,527 (3)             61,596                       -

(1) Includes $3,582,659 owed to the Company by Inversiones La Ribera, ("Ribera"), a Costa Rican company owned by Mr. Chaves and his wife.

(2) Includes $5,570,126, $431,938 and $903,427 owed to the Company by Ribera, Atisbos and O.C.C., Costa Rican companies owned by Mr. Chaves and his wife. The figure provided also includes $213,551 owed to the Company by Avicola Core Etuba, Ltda. ("Core"), a Brazilian company of which the majority of outstanding shares are beneficially owned by Mr. Chaves.

(3) Maya TIAMX, S.A., is a Costa Rican company owned by Mr. Jose Pablo Chaves.

(4) Consists of $5,495,438, $354,442, $793,707 and $251,072 owed to the Company by Ribera, Atisbos, O.C.C. and Core.

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

The amounts outstanding from Core as of September 30, 2002 and 2001, include a promissory note of $128,628, bearing an interest rate of 11%, and other account receivables that originate mainly from expenses incurred in a due diligence process.

Mr. Chaves has provided collateral for the Loans by the subscription of a guarantee trust contract for the benefit of Pipasa. The guarantee contract contains two assets, two farms, with an aggregate value of approximately $4 million, as estimated by real estate brokers as of May 2002. As of the date of this Report, Mr. Chaves has informed the Company that the properties submitted as collateral are free from encumbrance.

Since September 30, 2000, the largest aggregate amount of indebtedness outstanding for both Mr. Jose Pablo Chaves and Ms. Monica Chaves occurred at September 30, 2001. The loans to Mr. Jose Pablo Chaves and Ms. Monica Chaves were evidenced by Notes, which bore interest at a rate of 10.5%.

Loans From Related Parties

Name                         September 30, 2001          September 30, 2002
----                         ------------------          ------------------
Calixto Chaves                     $67,671                            --
Monica Chaves                       22,331                            --

The loans to the Company identified above were principally generated in instances where, for the sake of convenience, expediency or efficiency, the lender advanced expenses for the benefit of the Company. The lenders were repaid but not remunerated for providing such services.

Severance Payments

During fiscal year 2002, the subsidiaries of the Company, Pipasa and As de Oros, authorized the Chief Executive Officer to receive $275,411 as an advanced payment with respect to accrued severance benefits for serving as President of the subsidiaries. The severance benefit was used to satisfy interest expenses on outstanding loans owed to the subsidiaries by the Chief Executive Officer. No cash was disbursed or paid to the Chief Executive Officer in this transaction. This has been presented as a non cash reconciling item on the accompanying consolidated statement of cash flows.

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

On February 20, 2003, Port Ventures, S.A. ("Port Ventures") and Corporacion As de Oros, S.A. ("As de Oros"), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement"), pursuant to which As de Oros agreed to acquire from Port Ventures, 2,040 shares of common stock of Logistica de Granos, S.A. ("Logistica"), representing 51% of the issued and outstanding shares of capital stock of Logistica (the "Shares"), for a purchase price of US$2,580,000 (the "Purchase Price"). Logistica is the owner of 19% of the issued and outstanding capital stock of Sociedad Portuaria de Caldera, S.A. ("SPC") and Sociedad Portuaria Granelera de Caldera, S.A. ("SPGC") (collectively, the "Port Companies"). Port the Companies are seeking to acquire concessions (the "Concessions") being granted by the Government of Costa Rica to refurbish and operate Puerto Caldera, a major seaport located on the Pacific coast of Costa Rica and considered by the Company as strategic to its raw material purchases.

Port Ventures is the sole shareholder of Logistica and Port Ventures is directly owned and controlled by Jose Pablo Chaves Zamora ("Mr. JP Chaves"). Mr. JP Chaves is the indirect holder of approximately 2.17% of the outstanding shares of the Company. Mr. JP Chaves is also the son of the Company's Chief Executive Officer, Mr. Calixto Chaves. Mr. JP Chaves does not hold any positions or titles with the Company or any of its subsidiaires

The closing of the purchase and sale of the Shares is subject to: (i) the final grant by the Government of Costa Rica of the Concessions and (ii) the execution of definitive agreements between the Government of Costa Rica and each of the Port Companies regarding the construction and operation of Puerto Caldera.

The Agreement provides that Port Ventures may require that As de Oros remit the Purchase Price for the Shares in installments, prior to the fulfillment of the conditions to closing set forth above. Upon such payment, As de Oros will receive a "bill of exchange" for the amount of such Purchase Price. And a pro rata amount of shares will be issued and held by a Trust representing all participants in the Consortiums in escrow until the closing. In the event that the transactions contemplated under the Agreement are not closed, Port Ventures must return to As de Oros the pro rata portion of the Purchase Price paid, plus interest, and As de Oros, must return the bills of exchange. If Port Ventures does not return the portion of the Purchase Price paid, As de Oros may, in its discretion, seek to enforce the bill of exchange.

The Company expects to close this transaction before calendar year 2003, when the definitive approval of the Government of Costa Rica is expected to be obtained.

As of July 8, 2003, As de Oros has remitted approximately 55% of the Purchase Price to Port Ventures (the "Remitted Payment") in exchange for bills of exchange. The bills of exchange are not secured by tangible assets or readily marketable collateral. In the event the Concessions are not ratified to the Port Companies, the Company anticipates that As de Oros will have limited ability to recoup its investment in Port Ventures. Port Ventures has agreed for As de Oros not need make any further payments until the Concessions are finally ratified.

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

                                     PART IV


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


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The financial statements incorporated by reference in Item 8 of this Form 10-K/A are included beginning on page F-1 as follows:

(A) Independent Auditors' Report

(B) Consolidated Balance Sheets for September 30, 2002 and, 2001.

(C) Consolidated Statements of Income for the years ended September 30, 2002, 2001 and 2000.

(D) Consolidated Statements of Stockholders' Equity for the years ended September 30, 2002, 2001 and 2000.

(E) Consolidated Statements of Cash Flows for the years ended September 30, 2002 2001 and 2000.

(F) Notes to Consolidated Financial Statements for fiscal years 2002, 2001 and 2000.

(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.


(b) The following is a list of Current Reports on Form 8-K filed during the fourth quarter of fiscal 2002 and first two quarters of fiscal 2003:

The Company filed a Current Report on Form 8-K dated August 19, 2002 under Item 9 events relating to Regulation FD Disclosure

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

The Company filed a Current Report on Form 8-K/A dated January 23, 2003 under
Item 4, as an amendment No.1 to Form 8-K relating to resignation of Deloitte & Touche as the company's independent public accountants.

The Company filed a Current Report on Form 8-K/A dated January 23, 2003 under
Item 4, as an amendment No.2 to Form 8-K relating to the response of Deloitte & Touche regarding their resignation as the Company's independent public accountants.

The Company filed a Current Report on Form 8-K dated February 19, 2003 under
Item 9 relating to the Chief Executive Officer and the Chief Financial Officer's inability to make the certifications required by Section 906 of the Sarbanes-Oxley Act in connection with the Company's filing of Form 10-Q for the three months ended December 31, 2002.

The Company filed a Current Report on Form 8-K/A dated January 23, 2003 under
Item 4, as an amendment No.3 to Form 8-K relating to the response of Deloitte & Touche regarding their resignation as the Company's independent public accountants.

The Company filed a Current Report on Form 8-K dated February 21, 2003 under
Item 5 relating to the damage of the Company's by-product plant by a fire.

The Company filed a Current Report on Form 8-K dated April 4, 2003 under Item 4 relating to engagement of services of Stonefield Josephson, Inc as its new independent auditors.

The Company filed a Current Report on Form 8-K dated May 20 2003 under Item 9 relating to the Chief Executive Officer and the Chief Financial Officer's inability to make the certifications required by Section 906 of the Sarbanes-Oxley Act in connection with the Company's filing of Form 10-Q for the six months ended March 31, 2003.

The Company filed a Current Report on Form 8-K dated July 7, 2003 under Item 5 relating to the notification from the American Stock Exchange (the "AMEX") indicating the Company is no longer in compliance with certain listing standards and that the staff of the AMEX intends to file an application with Securities and Exchange Commission to strike the Company's common stock from listing and registration on the AMEX.

(c) Exhibits

The following exhibit is filed with this report.

 Exhibit No.   Exhibit Description

      3.1      Amended and Restated Articles of Incorporation of the Company*
      3.2      Amended and Restated Bylaws of the Company(1)
      4.1      Amended and Restated Note Purchase Agreement, dated December 28,
               2000, by and among the Company, Corporacion Pipasa, S.A,
               Corporacion As de Oros, and Pacific Life Insurance Company*
      10.1     Promissory Note, dated March 1, 2002, from Inversiones La Ribera to Corporacion Pipasa, S.A*
      10.2     Promissory Note, dated March 1, 2002, from Inversiones La Ribera to Corporacion Pipasa, S.A*
      10.3     Promissory Note, dated January 31, 2001, from Inversiones La
               Ribera to Corporacion Pipasa, S.A*
      10.4     Promissory Note, dated May 14, 2002, from Inversiones La Ribera to Corporacion Planeta Dorado*
      10.5     Promissory Note, dated October 30, 2001, from Inversiones La
               Ribera to Corporacion Pipasa, S.A*
      10.6     Promissory Note, dated October 30, 2001, from Inversiones La
               Ribera to Corporacion Pipasa, S.A*
      10.7     Promissory Note, dated January 31, 2001, from Inversiones La
               Ribera to Corporacion Pipasa, S.A*
      10.8     Promissory Note, dated October 30, 2001, from Inversiones La
               Ribera to Corporacion Pipasa, S.A*
      10.9     Promissory Note, dated May 29, 2001, from Inversiones La Ribera to As de Oros*
      10.10    Promissory Note, dated May 29, 2001, from Inversiones La Ribera to As de Oros*
      10.11    Promissory Note, dated April 1, 2001, from O.C.C. to Corporacion
               Pipasa, S.A*
      10.12    Promissory Note, dated April 1, 2001, from Atisbos De Belen to
               Corporacion Pipasa, S.A*
      10.13    Promissory Note, dated April 1, 2001, from Atisbos De Belen to
               Corporacion Pipasa, S.A*
      10.14    Promissory Note, dated January 31, 2001, from Avicola Core Etuba,
               R.L. to Corporacion Pipasa, S.A.*
      21       Subsidiaries of registrant*
      99.1     Certification of the Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002*
      99.2     Certification of the Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002*

----------------------
* Filed herewith

1 Incorporated by Reference to the Company's 10-KSB40, as filed with the Commission on October 13, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Rica Foods, Inc.

Dated: July 28, 2003     By: /s/ Calixto Chaves
                             ----------------------------
                             Calixto Chaves
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: July 28, 2003                /s/ CALIXTO CHAVES
                                   ------------------
                                   Calixto Chaves, Director,
                                   Chairman of the Board, Chief Executive
                                   Officer and President

DATE: July 28, 2003                /s/ GINA SEQUEIRA
                                   -----------------
                                   Gina Sequeira, Chief Financial Officer

DATE: July 28, 2003                /s/ JORGE M. QUESADA
                                   --------------------
                                   Jorge M. Quesada, Director, Treasurer,
                                   and Executive President

DATE: July 28, 2003                /s/ DR. FEDERICO VARGAS
                                   -----------------------
                                   Dr. Federico Vargas, Director

DATE: July 28, 2003                /s/ ALFRED SMITH, IV
                                   --------------------
                                   Alfred Smith, Director

DATE: July 28, 2003                /s/ MONICA CHAVES
                                   -----------------
                                   Monica Chaves, Director and Secretary

DATE: July 28, 2003                /s/ LUIS J. LAUREDO
                                   -------------------
                                   Luis J. Lauredo, Director

DATE: July 28, 2003                /s/ GRANT "Jack" PEEPLES
                                   ------------------------
                                   Grant "Jack" Peeples, Director

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

   DATE: July 28, 2003

                                            /s/ CALIXTO CHAVES
                                            ------------------
                                            Calixto Chaves
                                            Chief Executive Officer
                                            Chairman of the Board

I, Gina  Sequeira, certify that:

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

DATE: July 28, 2003

                                            /s/ GINA SEQUEIRA
                                            -----------------
                                            Gina Sequeira
                                            Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Rica Foods, Inc.

We have audited the consolidated balance sheet of Rica Foods, Inc. (a Nevada corporation) and subsidiaries, as of September 30, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rica Foods, Inc. and subsidiaries, as of September 30, 2002, and the results of its consolidated operations and their consolidated cash flows for the year ended September 30, 2002, in conformity with accounting standards generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II in Item 14 of
Part IV herein is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Stonefield Josephson, Inc.
--------------------------------------
Stonefield Josephson, Inc.
Santa Monica, California. May 23, 2003

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

                        RICA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2001

                                                     2002              2001
                                                     ----              ----
Assets
------
Current assets:
     Cash and cash equivalents                   $  2,728,293     $  4,920,870
     Short-term investments                         2,492,266          851,905
     Notes and accounts receivable                 15,925,710       11,825,622
     Due from related parties                       1,429,847        1,635,363
     Inventories                                   14,145,070       12,833,325
     Deferred income taxes                            417,352          412,854
     Prepaid expenses                                 782,826        1,034,629
                                                 ------------     ------------
Total current assets                               37,921,364       33,514,568

Property, plant and equipment                      39,627,144       45,827,917
Long-term receivables-trade                           901,009          595,596
Long-term investments                               4,109,309        4,312,411
Other assets                                        6,564,407        4,413,723
Goodwill                                            1,723,414        2,186,090
                                                 ------------     ------------
Total assets                                     $ 90,846,647     $ 90,850,305
                                                 ============     ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
     Accounts payable                            $ 18,975,032     $ 14,444,895
     Accrued expenses                               3,428,707        3,917,787
     Notes payable                                 17,074,336       18,175,269
     Current portion of long-term debt              8,190,702        7,216,726
     Due to stockholders                                    -           74,634
                                                 ------------     ------------
Total current liabilities                          47,668,777       43,829,311

Long-term debt, net of current portion             16,018,388       20,889,821
Due to stockholders                                         -           15,368
Deferred income taxes                               2,124,450        2,162,090
                                                 ------------     ------------
Total liabilities                                  65,811,615       66,896,590

Minority interest                                   1,336,445        1,336,445

Commitments and contingencies (Note 20)

Stockholders' equity:
     Common stock                                      12,865           12,865
     Preferred stock                                2,216,072        2,216,072
     Additional paid-in capital                    25,800,940       25,800,940
     Accumulated other comprehensive loss         (12,206,661)      (9,625,035)
     Retained earnings                             13,654,202       10,736,911
                                                 ------------     ------------
                                                   29,477,418       29,141,753
Less:
     Due from stockholders                         (5,495,437)      (6,256,089)
     Treasury stock, at cost                         (283,394)        (268,394)
                                                 ------------     ------------
Total stockholders' equity                         23,698,587       22,617,270
                                                 ------------     ------------
Total liabilities and stockholders' equity       $ 90,846,647     $ 90,850,305
                                                 ============     ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        RICA FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended September 30, 2002, 2001 and 2000

                                                               2002                 2001               2000
                                                               ----                 ----               ----
Sales                                                      $130,665,439         $127,336,366       $123,628,327
Cost of sales                                                87,487,065           86,840,951         83,756,904
                                                           ------------         ------------       ------------
Gross profit                                                 43,178,374           40,495,415         39,871,423
                                                           ------------         ------------       ------------

Operating expenses:
     General and administrative                              14,054,980           14,549,382         13,577,143
     Selling                                                 19,215,331           19,464,459         18,955,061
     Amortization of goodwill                                         -              787,535            953,828
                                                           ------------         ------------       ------------
                                                             33,270,311           34,801,376         33,486,032
                                                           ------------         ------------       ------------

Income from operations                                        9,908,063            5,694,039          6,385,391

Other expenses (income):
     Interest expense                                         4,662,341            4,638,878          3,548,935
     Interest income                                         (1,501,963)          (1,182,587)        (1,110,747)
     Foreign exchange loss, net                               3,298,051            2,319,389          1,562,549
     Miscellaneous, net                                        (730,610)          (1,269,231)        (1,340,039)
                                                           ------------         ------------       ------------
                                                              5,727,819            4,506,449          2,660,698
                                                           ------------         ------------       ------------
Income before income taxes and minority interest              4,180,244            1,187,590          3,724,693
Income tax expense (benefit)                                  1,041,596             (390,833)            80,223
                                                           ------------         ------------       ------------
Income before minority interest                               3,138,648            1,578,423          3,644,470
Minority interest                                                75,959               77,293            572,631
                                                           ------------         ------------       ------------
Net income                                                    3,062,689            1,501,130          3,071,839
Preferred stock dividends                                       145,398              152,346            182,892
                                                           ------------         ------------       ------------
Net income applicable to common stockholders               $  2,917,291         $  1,348,784       $  2,888,947
                                                           ============         ============       ============
Basic earnings per share                                   $       0.23         $       0.11       $       0.24
                                                           ============         ============       ============
Diluted earnings per share                                 $       0.23         $       0.11       $       0.24
                                                           ============         ============       ============
Basic weighted average number of common
    shares outstanding                                       12,811,469           12,810,021         11,874,190
                                                           ============         ============       ============
Diluted weighted average number of common
    shares outstanding                                       12,811,469           12,810,021         11,878,474
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

                        RICA FOODS INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity Years ended
                       September 30, 2002, 2001 and 2000

                               Common Stock      Treasury Stock                   Additional
                               ------------      --------------      Preferred      Paid-In      Due from
                            Shares      Amount   Shares   Amount       Stock        Capital    Stockholders
                            ------      ------   ------   ------       -----        -------    ------------
Balance, September 30,
  1999                       7,485,805  $ 7,486  47,752  $(268,394) $ 2,216,072  $ 12,137,326  $   (644,988)
Pipasa's "TCA" preferred
     stock issued as
     dividend to
     common stockholders             -        -       -          -    2,143,626             -             -
Repurchase of Pipasa's
  "TCA" preferred shares             -        -       -          -   (2,143,626)            -
Cash dividends on
  preferred stock of                 -        -       -          -            -             -             -
  Pipasa
Acquisition of 40.44%
  interest in Pipasa
  and 43.62% interest
  in As de Oros              5,354,516    5,355       -          -            -    13,463,640             -
Shares granted to
  employees                      7,600        8       -          -            -        86,856             -
Exercise of employee
  stock options                  6,400        6       -          -            -        73,128             -
Interest and other
  amounts due from                   -        -       -          -            -             -    (4,255,511)
  stockholders
Net income                           -        -       -          -            -             -             -
Translation adjustment               -        -       -          -            -             -             -

Total comprehensive
  income                             -        -       -          -            -             -             -
                            ----------  -------  ------  ---------  -----------  ------------  ------------
Balance, September 30,
  2000                      12,854,321  $12,855  47,752  $(268,394) $ 2,216,072  $ 25,760,950  $ (4,900,499)



                            Accumulated Other    Retained          Total        Comprehensive
                              Comprehensive      Earnings      Stockholders'    Income For the
                                  Loss           --------         Equity            Period
                                  ----                            -------           ------
Balance, September 30,
  1999                            $(6,828,500)   $6,481,305    $  13,100,307
Pipasa's "TCA" preferred
     stock issued as
     dividend  to
    common stockholders                     -             -        2,143,626
Repurchase of Pipasa's
  "TCA" preferred shares                                          (2,143,626)
Cash dividends on
  preferred stock of                        -      (165,017)        (165,017)
  Pipasa
Acquisition of 40.44%
  interest in Pipasa
  and 43.62% interest
  in As de Oros                             -             -       13,468,995
Shares granted to
  employees                                 -             -           86,864
Exercise of employee
  stock options                             -             -           73,134
Interest and other
  amounts due from                          -                     (4,255,511)
  stockholders
Net income                                  -     3,071,839        3,071,839         3,071,839
Translation adjustment             (1,930,237)                    (1,930,237)       (1,930,237)
                                                                                   -----------
Total comprehensive
  income                                    -             -                -        $1,141,602
                            -----------------    ----------    -------------        ==========
Balance, September 30,
  2000                            $(8,758,737)   $9,388,127    $  23,450,374

                            (Continued on next page)

                        RICA FOODS INC. AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity Years ended September 30,
                               2002, 2001 and 2000
                                   (Continued)

                                 Common Stock           Treasury Stock
                                 ------------           --------------                       Additional
                                                                               Preferred      Paid-In        Due from
                                 Shares      Amount    Shares      Amount        Stock        Capital     Stockholders
                                 ------      ------    ------      ------        -----        -------     -------------
Cash dividends on preferred
  stock of Pipasa                       -         -         -             -            -              -              -
Interest and other amounts
  due from stockholders                 -         -         -             -            -              -     (1,355,590)
Issuance of common stock           10,000        10         -             -            -         39,990              -
Net income                              -         -         -             -            -              -              -
Translation adjustment                  -         -         -             -            -              -              -
Total comprehensive income              -         -         -             -            -              -              -
                               ----------   -------   -------    ----------  -----------    -----------   ------------
Balance, September 30, 2001    12,864,321   $12,865    47,752    $ (268,394) $ 2,216,072    $25,800,940   $ (6,256,089)
                               ----------   -------   -------    ----------  -----------    -----------   ------------
Cash dividends on preferred
  stock of Pipasa
Payment received from
  stockholders                                                                                                 760,652
Repurchase of common
  stock                                                 5,100       (15,000)
Net income
Translation adjustment
Derivative unrealized
  loss
Total comprehensive income              -         -         -             -            -              -              -
                               ----------   -------   -------    ----------  -----------    -----------   ------------
Balance, September 30, 2002    12,864,321   $12,865    52,852    $ (283,394) $ 2,216,072    $25,800,940   $ (5,495,437)
                               ==========   =======    ======    ==========  ===========    ===========   ============

                             Accumulated                                    Comprehensive
                                Other                           Total           Income
                            Comprehensive      Retained     Stockholders'      For the
                                 Loss          Earnings        Equity           Period
                                 ----          ---------       ------           ------
Cash dividends on preferred
  stock of Pipasa                        -      (152,346)        (152,346)
Interest and other amounts
  due from stockholders                  -             -       (1,355,590)
Issuance of common stock                 -             -           40,000
Net income                                     1,501,130        1,501,130       1,501,130
Translation adjustment            (866,298)                      (866,298)       (866,298)
                                                                            -------------
Total comprehensive income               -             -                -   $     634,832
                            --------------   -----------    -------------   =============
Balance, September 30, 2001    $(9,625,035)  $10,736,911    $  22,617,270
                            --------------   -----------    -------------
Cash dividends on
  preferred stock of Pipasa                     (145,398)        (145,398)
Payment received from
  stockholders                                                    760,652
Repurchase of common
  stock                                                           (15,000)
Net income                                     3,062,689        3,062,689       3,062,689
Translation adjustment          (2,484,637)                    (2,484,637)     (2,484,637)
Derivative unrealized
  loss                             (96,989)                       (96,989)        (96,989)
                                                                            -------------
Total comprehensive income               -             -                -   $     481,063
                            --------------   -----------    -------------   =============
Balance, September 30, 2002 $  (12,206,661)  $13,654,202    $  23,698,587
                            ==============   ===========    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended September 30, 2002, 2001 and 2000

                                                                          2002              2001             2000
                                                                          ----              ----             ----
Cash flows from operating activities:
Net income                                                               $ 3,062,689       $  1,501,130     $  3,071,839
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization                                              5,078,259          4,307,654        4,038,238
Production poultry                                                         3,463,403          3,262,770        2,331,767
Uncollected sale of equipment                                                365,072                  -                -
Allowance for inventory obsolescence                                         139,340             17,428           33,004
Amortization of goodwill                                                           -            787,535          953,828
Stock options and grants issued to employees                                       -                  -          159,998
Derivative unrealized loss                                                   (96,989)                 -                -
Gain on sale of productive assets                                           (227,557)          (579,298)        (509,272)
Deferred income tax benefit                                                  (78,471)          (412,854)        (323,798)
Provision for doubtful accounts                                              449,598            122,150          352,058
Minority interest                                                             75,959             77,293          572,631
Changes in operating assets and liabilities:
    Notes and trade receivables                                           (4,534,914)        (1,462,022)      (1,576,074)
    Inventories                                                           (4,910,227)        (1,721,099)      (2,708,186)
    Prepaid expenses                                                         211,142            (23,059)        (583,532)
    Accounts payable                                                       4,530,138         (1,716,183)       4,162,139
    Accrued expenses                                                        (489,080)            55,129          258,264
    Long-term receivables-trade                                             (378,872)             4,133         (449,519)
                                                                         -----------       ------------     ------------
    Net cash provided by operating activities                              6,659,490          4,220,707        9,783,385
                                                                         -----------       ------------     ------------
Cash flows from investing activities:
    Short-term investments                                                (1,640,361)          (765,349)         (53,809)
    Additions to property, plant and equipment                            (4,996,703)        (8,403,574)     (17,253,793)
    Increase in long-term investments                                       (186,731)          (281,858)               -
    Proceeds from sales of productive assets                               4,145,084          1,205,870        1,850,024
    Increase in other assets                                              (3,778,447)          (559,744)      (1,995,606)
                                                                         -----------       ------------     ------------
    Net cash used in investing activities                                 (6,457,158)        (8,804,655)     (17,453,184)
                                                                         -----------       ------------     ------------
Cash flows from financing activities:
    Preferred stock cash dividends                                          (221,357)          (229,639)        (271,296)
    Short-term financing:
New loans                                                                 26,507,366         21,958,360       21,317,219
Payments                                                                 (27,664,430)       (16,601,868)     (16,620,357)

(Continued on next page)

                        RICA FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended September 30, 2002, 2001 and 2000
                                   (Continued)

                                                                        2002            2001            2000
                                                                        ----            ----            ----
Long-term financing:
   New loans                                                           6,152,158      7,292,955       6,769,264
   Payments                                                          (10,101,843)    (6,390,382)     (1,355,247)
Deferred debt costs                                                       22,043         24,444          28,609
Common stock issued                                                            -         40,000               -
Treasury stock acquired                                                  (15,000)             -               -
Due from stockholders and related party                                  913,203     (2,993,429)     (2,741,213)
                                                                    ------------    -----------     -----------
Net cash provided by (used in) financing activities                   (4,407,860)     3,100,441       7,126,979
                                                                    ------------    -----------     -----------
Effect of exchange rate changes on cash and cash equivalents           2,012,951      2,147,741         886,288
Increase (decrease) in cash and cash equivalents                      (2,192,577)       664,234         343,468
Cash and cash equivalents at beginning of year                         4,920,870      4,256,636       3,913,168
                                                                    ------------    -----------     -----------
Cash and cash equivalents at end of year                            $  2,728,293    $ 4,920,870     $ 4,256,636
                                                                    ============    ===========     ===========

Supplemental disclosures of cash flow information:
   Cash paid during year for:
     Interest                                                       $  4,911,103    $ 5,533,017     $ 3,859,677
                                                                    ============    ===========     ===========
     Income taxes                                                   $    283,758    $   209,186     $   517,903
                                                                    ============    ===========     ===========
Supplemental schedule of non-cash investing activities:
   Common stock dividends paid as preferred shares
     From Pipasa                                                    $          -    $         -     $ 2,143,626
                                                                    ============    ===========     ===========
     From As de Oros                                                $          -    $         -     $ 1,983,327
                                                                    ============    ===========     ===========
   Pipasa's preferred stock repurchased in exchange for
     outstanding receivables                                        $          -    $         -     $ 2,143,626
                                                                    ============    ===========     ===========
   As de Oros' preferred stock repurchased in exchange for
     outstanding receivables                                        $          -    $         -     $ 1,983,327
                                                                    ============    ===========     ===========
   Acquisition of business:
   Fair value of assets acquired                                    $          -    $         -     $ 4,600,000
                                                                    ============    ===========     ===========
   Common stock issued                                              $          -    $         -     $ 7,880,000
                                                                    ============    ===========     ===========
   Benefits for Chief Executive Officer                             $    275,411    $         -     $         -
                                                                    ============    ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                RICA FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rica Foods, Inc. (the "Company"), formerly Quantum Learning Systems, Inc., was incorporated under the laws of the State of Utah on February 6, 1986 and filed a public offering in 1987. In April 1994, the Company changed its state of incorporation from Utah to Nevada. The Company's operations are largely conducted through its 100% owned subsidiaries, Corporacion Pipasa, S.A. and subsidiaries ("Pipasa") and Corporacion As de Oros, S.A. and subsidiaries ("As de Oros"). The Company's subsidiaries' primary business is derived from the production and sale of broiler chickens, processed chicken, beef and pork by-products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals. The Company's subsidiaries own 97 urban and rural outlets throughout Costa Rica, three modern processing plants and four animal feed plants. As de Oros also owns and operates two chains of 28 quick service restaurants in Costa Rica called Restaurantes As de Oros and Kokoroko. Pipasa and As de Oros export its products to all countries in Central America, Colombia, Dominican Republic and Hong Kong.

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

On February 26, 1998, the Company consummated an agreement with Comercial Angui, S.A., a Corporation in Costa Rica, to purchase 56.38% of the outstanding common stock of As de Oros for consideration consisting of a promissory note with a stated amount of $2.4 million due in January, 2000, and 815,686 shares of the Company's common stock, having a then current market value of approximately $2.6 million. On November 22, 1999, the Company consummated the acquisition of the remaining 43.62% shares of common stock of As de Oros in exchange for a total of 1,670,921 shares of the Company's common stock valued at $4.7 per share (as of the date in which the purchase agreement was announced), resulting in an aggregate purchase price of $7,853,328. The Company accounted for these acquisitions under the purchase method of accounting and allocated $11.5 million of excess purchase price over book value to property, plant and equipment and $3.9 million to goodwill. These transactions did not involve common control.

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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Minority Interest

Minority Interest is comprised of Preferred Shares of As de Oros, amounting to $1,336,445. Preferred cash dividends (see Note 12) distributed to As de Oros' preferred share holders are treated as a reduction to income.

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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Long-term Investments

Long-term investments are comprised of equity securities and trust accounts. Equity securities do not exceed 10% participation and are thus, recorded at their historical cost. Long-term investments are comprised of non-marketable equity and debt Securities from privately held companies. Although market value of the investments in equity securities is not readily determinable, management assesses these investments for other-than-temporary impairment and believes that the fair value of these investments exceeds its carrying amount.

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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Software Development Costs

The Company capitalizes costs associated with software developed for internal use. The Company accounts internally developed software according to Statement of Position 98-1 "Software for Internal Use" ("SOP-98-1"). Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed for internal use when both the preliminary project stage is completed and management has authorized further funding for the project, which it deems probable of completion and use for the function intended. Capitalized costs include direct costs of materials, services consumed in developing the software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest costs incurred while developing the software. Capitalization of such costs ceases when the project is substantially

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

completed and ready for its intended use. The carrying value, net of amortization of software and development costs included in other assets in the consolidated balance sheets amounting to $749,643 and $1,133,444 as of September 30, 2002 and 2001, respectively, is regularly reviewed by the Company to determine if an impairment loss should be recognized.

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

Change in Accounting Policies - Accounting for Goodwill

As of October 1, 2001, the Company early adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. The purchase of As de Oros, resulted in a goodwill of $3,937,676, which prior to the adoption of SFAS 142 the Company amortized such goodwill, over a period of five years. As of September 30, 2001, goodwill, net of amortization, amounted to $2,186,090. In connection with the transition provisions for adopting this standard, the Company performed a transitional impairment test using discounted cash flows and found no impairment. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. Had the provisions of SFAS No. 142 been in effect during fiscal years 2001 and 2000, a reduction of

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

amortization expense and an increase in net income of $787,535 and $953,828 or an increase of $0.06 and $0.08 per share, respectively, would have been recorded.

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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not currently have any recorded stock based compensation expense, thus the adoption of SFAS 148 does not have a material impact on its financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or Results of operations.

2. NOTES AND ACCOUNTS RECEIVABLE AND LONG-TERM RECEIVABLES-TRADE

Notes and accounts receivable consist of the following:

                                                     2002              2001
                                                     ----              ----
Accounts:
     Trade receivables                          $ 12,087,074       $  8,110,149
     Other                                         2,446,833          3,358,753
                                                ------------       ------------
                                                  14,533,907         11,468,902
Less: Allowance for doubtful accounts               (546,671)          (656,543)
                                                ------------       ------------
                                                  13,987,236         10,812,359
Add: Short-term notes-trade                        1,938,474          1,013,263
                                                ------------       ------------
                                                $ 15,925,710       $ 11,825,622
                                                ============       ============

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Short-term notes trade bear market interest rates that range from 8% to 10.50% in U.S. dollars and 24% in Colones.

Other accounts receivables include amount dues from Industrias Avicolas Integradas, S.A. ("Indavinsa") amounting to $1,931,043 and $1,127,198 as of September 30, 2002 and 2001 respectively. Short-term notes include promissory notes from Indavinsa amounting to $1,201,000 and $351,000 as of September 30, 2002 and 2001, respectively, which bear market interest rates that range from 6% to 11.5%. The Company regularly enters into commercial transactions with Indavinsa, whereby it sells company's products such as pet food and live chickens. The Company has also sold used poultry equipment to Indavinsa.

The Company maintains an allowance for doubtful accounts receivable upon the expected collectibility of receivables. For the years ended September 30, 2002 and 2001, the Company recorded a write-off of doubtful receivables amounting to approximately $375,000 and $121,700, respectively.

                                          2002                 2001
                                          ----                 ----
     Accounts:

        Trade receivables                 $ 354,455            $ 120,478
        Other                               546,554              475,118
                                          ---------            ---------
                                          $ 901,009            $ 595,596
                                          =========            =========

Long-term trade receivables consist of promissory notes that bear interest rates of 34% in colones and 8% in U.S. dollars. Other long-term receivables originate from credit to customers and a receivable from a trust fund.

3. BALANCES AND TRANSACTIONS WITH STOCKHOLDERS AND RELATED PARTIES

Related Party Guarantees

Since the Company's inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed the repayment of the various notes, loans and credit facilities (the "Credit Arrangements") of the Company and its various operating subsidiaries. As of September 30, 2002, an aggregate of $30,151,178 of the Company's Credit Arrangements were personally guaranteed by either Mr. Chaves or Mr. Quesada, and Mr. Chaves and Mr. Quesada had personally guaranteed the repayment of $27,279,083 and $13,349,083 of Credit Arrangements, respectively.

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

     Name                      September 30, 2000    September 30, 2001   September 30, 2002
     ----                      ------------------    ------------------   ------------------
     Calixto Chaves                $4,857,052  (1)     $7,665,688   (2)     $6,894,658    (4)
     Monica Chaves                     39,326             133,645                    -
     Maya Tiamx, S.A                   29,137              30,523   (3)         30,626    (3)
     Jose Pablo Chaves                 16,527  (3)         61,596                    -

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1) Includes $3,582,659 owed to the Company by Inversiones La Ribera, S.A. ("Ribera") a Costa Rican company owned by Mr. Chaves and his wife.

(2) Includes $5,570,126, $431,938 and $903,427 owed to the Company by Ribera, Atisbos and O.C.C., Costa Rican companies owned by Mr. Chaves and his wife. The figure provided also includes $213,551 owed to the Company by Avicola Core Etuba, Ltda. ("Core"), a Braziian company of which the majority of the shares are beneficially owned by Mr. Chaves.

(3) Maya TIAMX, S.A., is a Costa Rican company owned by Mr. Jose Pablo Chaves.

(4) Consist of $5,495,438, $354,442, $793,707 and $251,072 owed to the Company by Ribera, Atisbos, O.C.C. and Core.

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

The amounts outstanding from Core as of September 30, 2002 and 2001, include a promissory note of $128,628 bearing an interest rate of 11%, and other account receivables that originate mainly from expenses incurred in a due diligence process.

Mr. Chaves has provided collateral for the Loans by the suscription of a guarantee trust contract for the benefit of Pipasa. The guarantee contract contains two assets, two farms, with an aggregate value of approximately $4 million, as estimated by real estate brokers as of May 2002. As of the date of this report Mr. Chaves has informed the Company that the properties submitted as collateral are free from encumbrance.

Since September 30, 2000, the largest aggregate amount of indebtedness outstanding for both Mr. Jose Pablo Chaves and Ms. Monica Chaves occurred at September 30, 2001. The loans to Mr. Jose Pablo Chaves and Ms. Monica Chaves were evidenced by Notes, which bore interest at a rate of 10.5%.

     Name                      September 30, 2001      September 30, 2002
     ----                      ------------------      ------------------
     Calixto Chaves                 $67,671                    $0
     Monica Chaves                   22,331                     0

The loans to the Company identified above were principally generated in instances where, for the sake of convenience, expediency or efficiency, the lender advanced expenses for the benefit of the Company. The lenders were repaid but not remunerated for providing such services.

Severance Payments

During fiscal year 2002, the subsidiaries of the Company, Pipasa and As de Oros, authorized the Chief Executive Officer to receive $275,411 as an advanced payment with respect to accrued severance benefits for serving as President of the subsidiaries. The severance benefit was used to satisfy interest expenses on outstanding loans owed to the subsidiaries by the Chief Executive Officer. No cash was disbursed or paid to the Chief Executive Officer in this transaction. This has been presented as a non cash reconciling item on the accompanying consolidated statement of cash flows.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On February 20, 2003, Port Ventures, S.A. ("Port Ventures") and Corporacion As de Oros, S.A. ("As de Oros"), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement"), pursuant to which As de Oros agreed to acquire from Port Ventures, 2,040 shares of common stock of Logistica de Granos, S.A. ("Logistica"), representing 51% of the issued and outstanding shares of capital stock of Logistica (the "Shares"), for a purchase price of US$2,580,000 (the "Purchase Price"). Logistica is the owner of 19% of the issued and outstanding capital stock of Sociedad Portuaria de Caldera, S.A. ("SPC") and Sociedad Portuaria Granelera de Caldera, S.A. ("SPGC") (collectively, the "Port Companies"). The Port Companies are seeking to acquire concessions (the "Concessions") being granted by the Government of Costa Rica to refurbish and operate Puerto Caldera, a major seaport located on the Pacific coast of Costa Rica and considered by the Company as Strategic to its raw material purchases.

Port Ventures has been the sole shareholder of Logistica and Port Ventures is directly owned and controlled by Jose Pablo Chaves Zamora ("Mr. JP Chaves"). Mr. JP Chaves is the indirect holder of approximately 2.17% of the outstanding shares of the Company. Mr. JP Chaves is also the son of the Company's Chief Executive Officer, Mr. Calixto Chaves. Mr. JP Chaves does not hold any positions or titles with the Company or any of its subsidiaries

The closing of the purchase and sale of the Shares is subject to: (i) the final grant by the Government of Costa Rica of the Concessions and (ii) the execution of definitive agreements between the Government of Costa Rica and each of the Port Companies regarding the construction and operation of Puerto Caldera.

The Agreement provides that Port Ventures may require that As de Oros remit the Purchase Price for the Shares in installments, prior to the fulfillment of the conditions to closing set forth above. Upon such payment, As de Oros will receive a "bill of exchange" for the amount of such Purchase Price and a pro rata amount of shares will be issued and held by a Trust representing all participants in the Consortiums in escrow until the closing. In the event that the transactions contemplated under the Agreement are not closed, Port Ventures must return to As de Oros the pro rata portion of the Purchase Price paid, plus interest, and As de Oros, must return the bills of exchange. If Port Ventures does not return the portion of the Purchase Price paid, As de Oros may, in its discretion, seek to enforce the "bill of exchange" or retain the Shares in its possession.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company expects to close this transaction before calender year 2003, when the definitive approval of the Government of Costa Rica is expected to be obtained.

As of July 8, 2003, As de Oros has remitted approximately 55% of the Purchase Price to Port Ventures (the "Remitted Payment") in exchange for bills of exchange. The bills of exchange are not secured by tangible assets or readily marketable collateral. In the event the Concessions are not ratified to the Port Companies, the Company anticipates that As de Oros will have limited ability to recoup its investment in Port Ventures. Port Ventures has agreed for As de Oros not need make any further payments until the Concessions are finally ratified.

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

4. INVENTORIES

Inventories consist of the following:

                                                   2002                  2001
                                                   ----                  ----
      Finished products                         $4,258,619          $  2,498,544
      In-process                                 2,939,820             3,441,187
      Live poultry - net                         3,007,081             2,861,567
      Materials and supplies-net                 1,798,148             1,864,868
      Raw materials                              1,880,515             1,892,880
      In-transit                                   260,887               274,279
                                              ------------          ------------
                                              $ 14,145,070          $ 12,833,325
                                              ============          ============

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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. LONG-TERM INVESTMENTS

Long-term investments, which are carried at cost, consist of the following:

                                                        2002             2001
                                                        ----             ----
      Grupo Industrias Oleaginosas S.A.
        ("INOLASA")                                 $ 2,816,225      $ 3,106,955
      La Condesa, S.A.                                  541,829          597,764
       Investment trusts                                723,196          588,657
      Other (less than 50% ownership)                    28,059           19,035
                                                    -----------      -----------
                                                    $ 4,109,309      $ 4,312,411
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

Investment trusts are carried at market value and bear interest rates that range from 3.90% to 7.17% in U.S.Dollars and comprise debt investments from the public and private sector of the Costa Rican market. The Company is continually reinvests in these funds.

7. OTHER ASSETS

Other assets consist of the following:

                                                        2002             2001
                                                        ----             ----

      Guarantee deposits                            $   200,739         $256,441
      Self insurance trust (see Note 20)                293,583          382,380
      Real estate held for development, at cost       3,217,519          755,509
      Software -net                                   1,230,434        1,732,118
      Reforestry lands                                  604,231          608,685
      Trademarks                                        433,124          536,607
      Other                                             584,777          141,983
                                                    -----------      -----------
                                                    $ 6,564,407      $ 4,413,723
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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

be used for chicken farms, distribution warehouses and for production facilities. These are recorded at cost of acquisition which is lower than its fair market value as determined by independent appraisals.

8. NOTES PAYABLE

                                                     2002               2001
                                                     ----               ----

        Loans payable in U.S. Dollars           $ 16,855,813       $ 17,789,162
        Loans payable in Colones                     272,130            405,487
        Less deferred debt issuance costs            (53,607)           (19,380)
                                                ------------       ------------
                                                $ 17,074,336       $ 18,175,269
                                                ============       ============

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

As of September 30, 2002, the Company had short-term line of credit agreements with banks in the maximum aggregate amount of $26.8 million, of which $23.5 million had already been drawn ($18.6 million for 2001, of which $17.3 million had already been drawn). Property amounting to $2.14 million secure line of credit agreements amounting to $7.04 million. Other lines of credit and notes payable are unsecured.

9. LONG-TERM DEBT

Long-term debt consists of the following:

                                                       2002             2001
                                                       ----             ----

      Series A Senior Notes                       $  4,800,000     $  6,400,000
      Series B Senior Notes                          7,200,000        9,600,000
      Bank loans denominated in  U.S. dollars       12,102,539       11,741,867
      Bank loans denominated in Costa Rican
      colones                                          257,031          593,637
      Less: Deferred debt issuance costs              (150,480)        (228,957)
                                                  ------------     ------------
                                                    24,209,090       28,106,547
      Less: Current portion                          8,190,702        7,216,726
                                                  ------------     ------------
                                                  $ 16,018,388     $ 20,889,821
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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

       .      The Private Placement includes the following terms, among others:

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

In connection with the issuance of the Notes, the Company entered into certain negative covenants (the "Negative Covenants") in favor of PacLife. More specifically, among other things, the Company covenanted to refrain from participating in any material transaction, except transactions in the ordinary course of business with arms-length terms with any person (other than a subsidiary) which directly or indirectly through one or more intermediaries controls, is controlled by, or is in common control with the Company. The Company further agreed that it would not incur additional debt unless that ratio of the Company's consolidated total debt to the Company's consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") was less than 3 to 1 (the "New Debt Covenant"). Likewise, the Company agreed to restrict its subsidiaries from incurring any additional debt unless the sum of (i) the total debt outstanding of all subsidiaries and (ii) debt secured by liens does not exceed .5 times the Company's EBITDA (the "Subsidiary Debt Covenant"). The Company also covenanted that it would not create or incur any lien securing its consolidated total debt unless the sum of (i) the debt secured by such liens and
(ii) the debt incurred by the Company's subsidiaries pursuant to the Subsidiary Debt Covenant would not exceed .5 times the Company's EBITDA (the "Lien Covenant"). The Notes contain a provision requiring the Company to pay PacLife a fee in the event the Notes are satisfied prior to their scheduled maturity.

As of January 14, 2002, the Company obtained a waiver of certain possible breaches of the Negative Covenants contained in the amended and restated note purchase agreement dated December 28, 2000, among Rica, Pipasa, As de Oros, and PacLife (the "Amended Agreement"). The potential breaches did not involve any payment violation. The Company has made all required payments to PacLife, including a payment of $4.96 million of principal and interest in January 2002 and a payment of $750,000 of interest in July 2002. In addition, the Company made the next required principal and interest payment of $4.7 million on January 15, 2003. Thereafter, the principal amount of Notes was reduced to $8 million.

As of September 30, 2002 and December 31, 2002, the Company had regained compliance with the provisions of all except one of the Note's covenants regarding transactions with affiliates (the "Affiliate Covenant"). However, on January 9, 2002, PacLife granted the Company a conditional waiver with respect to the Company's breach of the Affiliate Covenant. As a condition to the waiver, the Company has agreed that the aggregate amount of the loans to

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

affiliates shall not be increased at any time, and, if any of such loans are repaid, neither the Company nor any of its subsidiaries shall make any additional affiliate loans.

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

As a result of the Company's inability to provide PacLife the Financial Certifications by February 27, 2003, the Company technically defaulted under the Amended Agreement and PacLife had the right to declare all of the outstanding Notes immediately due and payable and the entire unpaid principal amount of such Notes, plus accrued and unpaid interest thereon and a yield maintenance amount.

As of March 31, 2003 the Company was not in compliance with the Lien Covenant, Financial Certification requirement and the Affiliate Covenant. On July 9, 2003, PacLife granted the Company a conditional waiver with respect to the Company's breach of the Affiliate and Lien Debt Covenants as of March 31, 2003. On May 5, 2003, Pacific Life granted the Company with a conditional waiver for the provision of the Financial Certifications, which is conditioned upon the Company delivering the Financial Certifications to PacLife no later than July 31, 2003.

Interest rates for long-term debt are as follows:

                                                  2002                   2001
                                                  ----                   ----

       Private Placement                         11.96%                 11.96%
       U.S. dollar loans                     2.47% - 11.00%          4.63% - 11%
       Costa Rican colon loans               24.00% - 24.50%         22.5% - 24%

Future payments on long-term debt as of September 30, 2002 are as follows:

                       Year                              Amount
                       ----                              ------
                       2003                           $  8,190,702
                       2004                              7,029,149
                       2005                              6,495,738
                       2006                              1,423,197
                       2007                                688,516
                    Thereafter                             381,788
                                                      ------------
                                                      $ 24,209,090
                                                      ============

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computations of fully diluted earnings per share:

                                                        2002             2001             2000
                                                        ----             ----             ----
      Numerator:
      ----------
           Net income applicable to common
             stockholders                           $ 2,917,291      $ 1,348,784      $ 2,888,947
      Denominator:
      ------------
           Denominator for basic income per share    12,811,469       12,810,021       11,874,190
           Effect of dilutive securities:
               Options to purchase common stock               -                -            4,284
      Denominator for diluted earnings per share     12,811,469       12,810,021       11,878,474
                                                    -----------      ----------       -----------
      Earnings per share:
           Basic                                    $      0.23      $      0.11      $      0.24
                                                    ===========      ===========      ===========
           Diluted                                  $      0.23      $      0.11      $      0.24
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

A summary of the activity of the Company's stock based compensation plan for fiscal year 2000 is as follows:

                                RICA FOODS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Preferred Stock

On September 30, 2002 and 2001, 1,000,000 shares of preferred stock of the Company were authorized. No shares of preferred stock of the Company had been issued as of September 30, 2002. Preferred shares issued by the subsidiaries of the Company are as follows:

Pipasa

Preferred shares issued consist of Class C preferred shares and TCA preferred shares, which refer to "Titulos de Capital" in Costa Rica, amounting to 317,831 shares and 637,000 shares, respectively. As of September 30, 2002, there were 317,831 shares of Class C preferred shares outstanding which amount to $2,216,072. This amount has been included in preferred stock in the accompanying balance sheets due to reverse merger accounting resulting from the Company's acquisition of Pipasa in 1996, as discussed in Note 1. These preferred shares are not redeemable, are not convertible into common stock and the holders have no voting rights. These preferred shares are comprised of subcategories and receive dividends based on the following:

     . Class C-A, C-B and C-D preferred shares, which amount to 186,431 shares, receive a 10% annual dividend payable monthly and adjustable by the Board of Directors.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

   . Class C-C preferred shares, which amount to 131,400 shares, receive an annual dividend equal to the prime rate set by the Banco Central de Costa Rica plus two percent, payable monthly, which as of September 30, 2002 averaged approximately 18.65%.

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

These preferred shares are included in minority interest in the accompanying consolidated balance sheets as of September 30, 2002, and 2001. During fiscal years 2002, 2001 and 2000 dividends of $75,959, $77,293, and $88,404, respectively, were paid on these preferred shares and are reflected as part of the minority interest as a reduction to income in the accompanying consolidated statements of income.

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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

13. OPERATING LEASES

As of September 30, 2002, the Company had operating leases for vehicles, cooling equipment and building facilities for its restaurants and retail outlets. These lease agreements expire between October 2002 and September 2004. At the end of the lease term, the Company has the option of returning or buying the vehicles or the equipment at estimated market value.

Rental expense for operating leases amounted to $1,839,386, $2,170,084 and $1,585,886 for fiscal years 2002, 2001 and 2000, respectively.

The future minimum lease payments under the Company's operating leases are as follows:

           Fiscal Year
           2003                        $1,337,982
           2004                           440,485
                                       ----------
                                       $1,778,467
                                       ==========
14. INCOME TAXES

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2002, 2001 and 2000 consists of:

                                                      2002          2001         2000
                                                      ----          ----         ----
    Current:
    -------
       Estimated in the United States             $         -    $        -   $  12,000
       Costa Rica                                   1,120,068        26,860     392,021
                                                  -----------    ----------   ---------
       Total current taxes                          1,120,068        26,860     404,021
                                                  -----------    ----------   ---------
    Deferred:
    --------
       United States                                        -             -           -
       Costa Rica                                     (78,472)     (417,693)   (323,798)
                                                  -----------    ----------   ---------
       Total deferred income taxes                    (78,472)     (417,693)    323,798)
                                                  -----------    ----------   ---------
     Total                                        $ 1,041,596    $ (390,833)  $  80,223
                                                  ===========    ==========   =========

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

                                                                       2002           2001            2000
                                                                       ----           ----            ----

    Computed statutory income tax expense                          $1,254,074     $   356,277     $ 1,117,408
                                                                   ----------     -----------     -----------
    Increase  (reduction) in income taxes resulting
        from:
    Non-taxable (income) loss, net                                   (195,016)         16,868        (343,819)
    Increase (decreases) in provisions                               (111,024)       (407,702)        110,080
    Tax benefit  under  Costa Rican  Income Tax Law
        Article 8, Section T for Agricultural
        Companies and Article 8, Section F                            (44,838)        (62,864)        (72,069)
    Deduction for reinvestment of prior year
        earnings in machinery and equipment under
        Costa Rican Income Tax Law Article 8, Section T
        for Agricultural Companies                                          -        (933,057)     (1,215,174)
    Additional depreciation permitted equivalent to
        50% of assets invested in the production process             (174,830)              -               -
    Amortization of excess market value over book
        value of property plant and equipment acquired
        in As de Oros                                                 202,690         280,786          23,573
    Depreciation of revalued assets                                  (177,443)       (209,437)       (246,145)
    Amortization of cost in excess of net assets of
        acquired business                                                   -         221,574         286,148
    Utilization of loss carry forwards                                      -         (56,224)       (411,494)
    Losses from subsidiaries and holding company                      287,983         402,946         244,677
    Sub-Part F income originated by intercompany
        loans                                                               -               -         597,356
    Other items                                                             -               -         (10,318)
                                                                   ----------     -----------     -----------
                                                                   $1,041,596     $  (390,833)    $    80,223
                                                                   ==========     ===========     ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and 2001 are presented below:

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                                        2002            2001
                                                        ----            ----

Deferred tax assets:

   Allowance for doubtful accounts                   $   245,330    $   178,435
   Restatement of property, plant and equipment
     depreciable for tax purposes in Costa Rica        2,543,121      3,394,155
   Net operating losses in the United States             378,150        228,622
   Vacation accrual                                      172,022        234,419
                                                     -----------    -----------
   Total gross deferred tax assets                     3,338,623      4,035,631
Less valuation allowance                              (2,921,271)    (3,622,777)
                                                     -----------    -----------
                                                     $   417,352    $   412,854
                                                     ===========    ===========
Deferred tax liabilities:

   Labor costs capitalized in internally developed
     software, expensed for income tax purposes           45,776         83,416
   Book and tax basis differences of Property,
     plant and equipment, resulting from the As
     de Oros acquisition                               2,078,674      2,078,674
                                                     -----------    -----------
Total                                                $ 2,124,450    $ 2,162,090
                                                     ===========    ===========

Until July 2001, Costa Rican tax laws permitted companies to restate their depreciable assets by increasing their book value by 5% annually, which resulted in additional deductible expense when the restated portion was depreciated. Changes in the income tax law, applicable for fiscal years ending after September 30, 2001 provide among other things, the following changes in the Costa Rican income tax law:

     . Elimination of restatement of property, plant and equipment, thereby significantly reducing the related tax depreciation. In December 2001, the government of Costa Rica issued a decree amending this change stating that this depreciation expense could be deducted if it pertained to restatements of property, plant and equipment carried out before August 2001.

     . Eliminated the one-time deduction equivalent to 50% of the prior year's investment in property, plant and equipment to be used in agricultural and industrial activities.

For September 30, 2002 and 2001 the Company established a full valuation allowance for the deferred tax asset derived from the tax depreciation resulting from the restatement of property, plant and equipment. A deferred tax asset has been recorded since the Company believes that it is more likely than not that this depreciation will continue to be deductible in the future, and it has also recorded a full valuation allowance against the deferred tax asset. This allowance could be adjusted in the future, based on changing conditions. In addition, as of September 30, 2002 and 2001, the Company has approximately $378,150 and $228,622, respectively, of net operating loss carry forwards for U.S. Federal income tax purpose, which expire in 2022 and 2001. The Company has established a valuation allowance for these operating loss carry forwards. Management believes, based on projected future

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

results of operations, that it is more likely than not that the tax benefit of these loss carry forwards will not be realized. This allowance could be adjusted in the future based on changing conditions.

Taxes in the United States have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The amount of unremitted earnings of foreign subsidiaries totaled approximately $5.2 million as of September 30, 2002. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

For fiscal years 2001 As de Oros applied loss carryforwards in the amount of approximately $240,000 as a credit to the income tax determined in Costa Rica. As of September 30, 2001, the Company had utilized all net operating loss carryforwards in Costa Rica.

In accordance with income tax regulations in Costa Rica, the subsidiaries are required to file annual income tax returns for the twelve-month period ended September 30 of each year. According to Costa Rican's tax law, the income tax returns of Pipasa and As de Oros for the years ended September 30, 2002, 2001, 2000 and 1999 are open to examination by the tax authorities in Costa Rica.

15. SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operation is involved in the production and marketing of poultry products, animal feed and quick service chicken restaurants. The Company's subsidiaries distribute these products throughout Costa Rica and export mostly within Central America and the Caribbean. The basis for determining the Company's operating segments is the manner in which financial information is used by management in its operations. Management operates and organizes the financial information according to the types of products offered to its customers. The following is a brief description of the main business segments of the Company:

Broiler Chicken: Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats, according to information provided by the Junta de Fomento Avicola, a Costa Rican governmental institution. Poultry is a generic product, consumed at all social levels and is not defined by geographic markets. The Company's main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa(TM) and As de Oros(TM). Polls and consumer information gathered by the Company indicate that Costa Ricans eat chicken at least once a week. Chicken is sold to institutional customers, schools, hospitals, hotels, supermarkets, restaurants and small grocery stores.

Animal Feed: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses, shrimp and domestic pets. The Company's animal feed products are sold through the Ascan(TM), Aguilar y Solis(TM), Dogpro(TM), Mimados(TM) Kan Kan(TM), and Nutribel(TM) brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through the Mimados(TM), Dogpro(TM) Kan Kan(TM), and Ascan(TM) brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels. The Company is currently the leader in the animal feed market in Costa Rica, with an approximate 28% market share.

By-products: By-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. The Zaragoza (TM) brand name includes chicken, beef and pork by-products. The Company's chicken by-products are sold through the Kimby(TM), Tiquicia(TM), Chulitas(TM), Zaragoza(TM), Pimpollo (TM) and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets, and sales are predominantly driven by price. The Kimby(TM) brand name is the leading seller of chicken by-products in Costa Rica.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exports: Subsidiaries of the Company export different products to all countries in Central America and the Caribbean and make occasional exports to Hong Kong and Colombia. The Company exports the majority of its products, including broiler chicken, by-products, animal feed and pet foods.

Quick Service: Corporacion Planeta Dorado, S.A. and its subsidiary operate 28 restaurants ( the "Restaurants") located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. The Restaurants distinguish themselves from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

Other: This segment includes sales of commercial eggs, non-recurring sales of fertile eggs, fertilizers and raw material, among others.

Business Segments (In millions):


                                              Animal                   Quick
                                              ------                   -----
                                    Broiler    Feed    By -Products   Service    Exports   Other   Corporate   Consolidated
                                    -------    ----    ------------   -------    -------   -----   ---------   ------------
2002
----
Net sales                           $ 67.87    26.00       14.78         5.58      7.94      8.50          -     $ 130.67
Gross profit less selling
expenses                              16.89     3.40        2.68         0.06      0.80      0.13          -        23.96
General and Administrative
  expenses                                -        -           -            -         -         -      14.05        14.05
Income from operations                    -        -           -            -         -         -       9.91         9.91
Depreciation and amortization
  expense                              2.41     0.43        0.27         0.39      0.03      0.01       1.54         5.08
Goodwill                               0.91     0.37        0.00         0.39      0.00      0.00       0.05         1.72
Total assets                          37.84     9.50        5.48         3.79      1.15      3.29      29.80        90.85
2001
----
Net sales                           $ 70.20  $ 24.62     $ 13.74       $ 6.47    $ 6.18    $ 6.13          -     $ 127.34
Gross profit less selling
expenses                              14.74     2.82        2.02         0.36      0.45      0.64          -        21.03
General and Administrative
  expenses and goodwill
  amortization                            -        -           -            -         -         -      15.34        15.34
Income from operations                    -        -           -            -         -         -       5.69         5.69
Depreciation and amortization
  expense                              1.86     0.60        0.08         0.37      0.03      0.02       1.35         4.31
Total assets                          36.46    13.79        4.66         4.92      1.44      1.31      28.27        90.85
2000
----
Net sales                           $ 73.48  $ 22.42     $ 11.69       $ 8.03    $ 4.56    $ 3.45          -     $ 123.63
Gross profit less selling             15.03     2.45        2.70         0.33      0.02      0.39          -        20.92
  expenses
General and Administrative
  expenses and goodwill
  amortization                            -        -           -            -         -         -      14.53        14.53
Income from operations                    -        -           -            -         -         -       6.39         6.39
Depreciation and amortization
  expense                              2.57     0.63        0.08         0.22         -         -       0.54         4.04
Total assets                          34.85    10.62        4.41         6.66      1.31      0.61      29.72        88.18

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information

The following represents net sales and long-lived assets by geographic location:

                                         2002         2001         2000
                                         ----         ----         ----
      Net sales:
        Costa Rica                      $122.73     $ 121.16     $119.07
        Other                              7.94         6.18        4.56
                                        -------     --------     -------
           Total                        $130.67     $ 127.34     $123.63
                                        -------     --------     -------
      Long-lived assets:
        Costa Rica                      $ 38.48     $  45.74     $ 44.30
        Other                              1.15         0.09        1.13
                                        -------     --------     -------
           Total                        $ 39.63     $  45.83     $ 45.43
                                        -------     --------     -------

16. OTHER INCOME

Miscellaneous, net consists of the following:

                                                  2002        2001       2000
                                                  ----        ----       ----

      Dividends from INOLASA                    $392,000  $  395,000  $  550,000
      Gains on sale of assets                    227,557     579,298     509,272
      Services charged and materials and
         supplies sold to contracted farmers      42,161      92,862      33,083
      Income tax refund                                -     168,663           -
      Other                                       68,892      33,408     247,684
                                                --------  ----------  ----------
                                                $730,610  $1,269,231  $1,340,039
                                                ========  ==========  ==========

During fiscal 2001, the Company made an over-payment of income taxes, and was subsequently refunded.

17. ACQUISITIONS AND DISPOSALS OF ASSETS

The Company is continuing to explore the acquisition of majority of the outstanding common stock of Industrias Avicolas Integradas, S.A. ("Indavinsa"), and Avicola Core Etuba Ltda. ("Core"), both engaged in the production and distribution of poultry. The Company would acquire the majority of the outstanding stock of Core from the Company's Chief Executive Officer The Company is evaluating closely the performance of these companies to determine if, when and how the Company should integrate its business with the acquisition target. These potential investments have been postponed indefinitely.

On February 20, 2003, Port Ventures, S.A. ("Port Ventures") and Corporacion As de Oros, S.A. ("As de Oros"), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement"), pursuant to which As de Oros agreed to acquire from Port Ventures, 2,040 shares of common stock of Logistica de Granos, S.A. ("Logistica"), representing 51% of the issued and outstanding shares of capital stock of Logistica (the "Shares"), for a purchase price of US$2,580,000 (the "Purchase Price"). Logistica is the owner of 19% of the issued and outstanding capital stock of Sociedad Portuaria de Caldera, S.A. ("SPC") and

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Sociedad Portuaria Port Granelera de Caldera, S.A. ("SPGC") (collectively, the "Port Companies"). The Companies are seeking to acquire concessions (the "Concession") being granted by the Government of Costa Rica to refurbish and operate Puerto Caldera, a major seaport located on the Pacific coast of Costa Rica and is Considered by the Company as Strategic to its raw material purchase.

Port Ventures has been the sole shareholder of Logistica and Port Ventures is directly owned and controlled by Jose Pablo Chaves Zamora ("Mr. Chaves"). Mr. Chaves is the indirect holder of approximately 2.17% of the outstanding shares of the Company. Mr. Chaves is also the son of the Company's Chief Executive Officer, Mr. Calixto Chaves. Mr. JP Chaves does not hold any positions or titles with the Company or any of its subsidiaries.

The closing of the purchase and sale of the Shares is subject to: (i) the final grant by the Government of Costa Rica of the Concessions and (ii) the execution of definitive agreements between the Government of Costa Rica and each of the Port Companies regarding the construction and operation of Puerto Caldera.

The Agreement provides that Port Ventures may require that As de Oros remit the Purchase Price for the Shares in installments, prior to the fulfillment of the conditions to closing set forth above. Upon such payment, As de Oros will receive and a "bill of exchange" for the amount of such Purchase Price and a pro rata amount of shares will be issued and held by a Trust representing all participants in the Consortiums in escrow until the closing. In the event that the transactions contemplated under the Agreement are not closed, Port Ventures must return to As de Oros the pro rata portion of the Purchase Price paid, plus interest, and As de Oros, must return the bills of exchange. If Port Ventures does not return the portion of the Purchase Price paid, As de Oros may, in its discretion, seek to enforce the bill of exchange.

The Company expects to close this transaction before calendar year 2003, when the definitive approval of the Government of Costa Rica is expected to be obtained.

As of July 8, 2003, As de Oros has remitted approximately 55% of the Purchase Price to Port Ventures (the "Remitted Payment") in exchange for bills of exchange. The bills of exchange are not secured by tangible assets or readily marketable collateral. In the event the Concessions are not ratified to the Port Companies, the Company anticipates that As de Oros will have limited ability to recoup its investment in Port Ventures. Port Ventures has agreed for As de Oros not need to make any further payments until the Concessions are finally ratified.

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

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18. QUARTERLY FINANCIAL DATA

Unaudited summarized financial data by quarter for fiscal 2002 and 2001 is as follows:

                                             First          Second            Third           Fourth
                                            Quarter         Quarter          Quarter          Quarter           Total
                                            -------         -------          -------          -------           -----
2002
----

Net Sales                                $34,782,652      $30,598,961      $31,925,390      $33,358,436     $130,665,439
Gross profit                              12,424,878       10,524,159       10,379,595        9,849,742       43,178,374
Net income                                 1,813,277          436,270          349,236          318,508        2,917,291
Basic earnings per share                   $    0.14      $      0.03      $      0.03      $      0.02     $       0.23
                                           =========      ===========      ===========      ===========     ============
Diluted earnings per share                 $    0.14      $      0.03      $      0.03      $      0.02     $       0.23
                                           =========      ===========      ===========      ===========     ============
2001
----
Net Sales                                $33,278,588      $31,342,800      $31,003,403      $31,711,575     $127,336,366
Gross profit                              11,967,922        9,719,890        8,499,093       10,308,510       40,495,415
Net income (loss)                          1,427,197         (395,693)        (633,103)         950,383        1,348,784
Basic earnings (losses) per share        $      0.11      $     (0.03)     $     (0.05)     $      0.07     $       0.11
                                         ===========      ===========      ===========      ===========     ============
Diluted earnings (losses) per share      $      0.11      $     (0.03)     $     (0.05)     $      0.07     $       0.11
                                         ===========      -==========      ===========      ===========     ============

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

20. COMMITMENTS AND CONTINGENCIES

Insurance

The Company does not have damage insurance or a specific self-insurance fund for vehicles that are not under lease agreements. For vehicles under lease agreement, the Company has an insurance trust fund in the amount of $293,583. The Company has various other insurance coverage policies for some of its facilities, productive assets and inventory that insure the Company for an approximate amount of $32.5 million as of September 30, 2002.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Litigation, Claims and Assessments

Pipasa is a defendant in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action is seeking damages in an amount equal to $3.6 million. Pipasa was served with prejudgment liens for $1.5 million and, with the approval of the Juzgado Sexto Civil, the court with jurisdiction over the lawsuit, certain parcels of real estate owned by Pipasa have been substituted for such liens. This approval was ratified by the Superior Court on November 11, 1999, and all funds initially attached have been released and returned to Pipasa. Costa Rica law requires the posting of guarantees by a plaintiff seeking prejudgment liens. A ruling on these objections is pending. Pipasa has filed several pleadings in opposition to the underlying lawsuit; a ruling on these pleadings also remains pending.

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit has been dismissed without prejudice.

In Response to plaintiff's amended complaint filed in Miami-Dade County Circuit Court on May 7, 1999, Pipasa, on July 19, 1999, filed a motion to dismiss for lack of personal jurisdiction. The motion was denied on March 31, 2003. Pipasa has appealed the denial to Florida's Third District Court of Appeal. No decision is expected for at least until August 2003. Pipasa has also moved in the Circuit Court for a stay of the Circuit Court case pending appeal. The Circuit Court has taken the stay request under advisement. If the court grants a stay, it may also require Pipasa to post a bond, the amount of which would have to be determined.

                                RICA FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A separate lawsuit against Pipasa, filed by the same plaintiff in the North District of California and styled Polaris Holding Company v. Corporacion Pipasa, S.A., No. C 99-2160 CRB (N.D. Calif.), has been dismissed, without prejudice for plaintiff to refile the action after resolution of the Florida action as well as a similar action, brought by the same plaintiff against Pipasa, that is pending in Costa Rica.

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

On January 13, 2003 the Company filed a Form 10-K that appeared to include an audit report of Deloitte & Touche. The Company recognizes that it was potentially a violation of provisions of the Securities Exchange Act of 1934 (the "Exchange Act") for the Company to file the Form 10-K before it received a signed audit report from Deloitte & Touche (the "Mistake"). Until very shortly after the filing of the Form 10-K, the Company's Chief Financial Officer (the "CFO") believed the Company was in the process of receiving the signed audit report. Shortly after the Company learned that a signed audit report had not in fact been received prior to filing the Form 10-K, the Company commenced the process of collecting information regarding how the Mistake occurred and initiated an internal investigation.

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

The Company believes that the Mistake may constitute a violation of Section 13(a) of the Exchange Act and Rules 13a-1 and 12b-20 promulgated there under. However, the Company does not believe that it has violated Sections 13(b)(2)(A) or 13(b)(2)(B) of the Exchange Act and has so advised the Staff. The Company believes it has been cooperating fully with the Staff and hopes to settle the dispute. The Company and the Staff have been in detailed settlement conversations with the Staff since February 10, 2003. Nonetheless as the day of this report, neither the Company, the CEO nor the CFO have definitely settled this matter with the Staff.

Except for the legal proceedings disclosed above, no legal proceedings of a material nature against to which the Company or subsidiaries are a party, exist or were pending as of the date of this report. Except for the legal proceedings disclosed above, the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                 Beginning     Additions                     Non-cash                     Ending
                                  Balance      Charged to       Cash        Reductions                    Balance
Description                       Accrual        Income      Reductions     (Additions)     Reversal      Accrual
-----------                       -------        ------      ----------     -----------     --------      -------
Provision for doubtful
   receivables

2002                              $   656,543       449,598          -            559,470           -      $   546,671
2001                                  797,611       122,150          -            263,218           -          656,543
2000                                  675,334       352,058          -            229,781           -          797,611

Provision for inventory
   obsolescence

2002                              $    86,819       139,340          -            226,159           -      $         -
2001                                   74,682        17,428          -              5,291           -           86,819
2000                                   52,620        33,004          -             10,942           -           74,682

Deferred tax valuation
   allowance

2002                              $ 3,622,772       149,528          -            851,029           -      $ 2,921,271
2001                                3,461,326       774,943    450,661            162,836           -        3,622,772
2000                                3,429,790       294,078     81,452            181,090           -        3,461,326

                                  Exhibit Index

 Exhibit No.  Exhibit Description
    3.1       Amended and Restated Articles of Incorporation of the Company(*)
    3.2       Amended and Restated Bylaws of the Company(1)
    4.1       Amended and Restated Note Purchase Agreement, dated December 28,
                2000, by and among the Company, Corporacion Pipasa, S.A,
                Corporacion As de Oros, and Pacific Life Insurance Company(*)
    10.1      Promissory Note, dated March 1, 2002, from Inversiones La Ribera to Corporacion Pipasa, S.A(*)
    10.2      Promissory Note, dated March 1, 2002, from Inversiones La Ribera to Corporacion Pipasa, S.A(*)
    10.3      Promissory Note, dated January 31, 2001, from Inversiones La
                Ribera to Corporacion Pipasa, S.A(*)
    10.4      Promissory Note, dated May 14, 2002, from Inversiones La Ribera to
                Corporacion Planeta Dorado(*)
    10.5      Promissory Note, dated October 30, 2001, from Inversiones La
                Ribera to Corporacion Pipasa, S.A(*)
    10.6      Promissory Note, dated October 30, 2001, from Inversiones La
                Ribera to Corporacion Pipasa, S.A(*)
    10.7      Promissory Note, dated January 31, 2001, from Inversiones La
                Ribera to Corporacion Pipasa, S.A(*)
    10.8      Promissory Note, dated October 30, 2001, from Inversiones La
                Ribera to Corporacion Pipasa, S.A(*)
    10.9      Promissory Note, dated May 29, 2001, from Inversiones La Ribera to
                As de Oros(*)
    10.10     Promissory Note, dated May 29, 2001, from Inversiones La Ribera to
                As de Oros(*)
    10.11     Promissory Note, dated April 1, 2001, from O.C.C. to Corporacion
                Pipasa, S.A(*)
    10.12     Promissory Note, dated April 1, 2001, from Atisbos De Belen to
                Corporacion Pipasa, S.A(*)
    10.13     Promissory Note, dated April 1, 2001, from Atisbos De Belen to
                Corporacion Pipasa, S.A(*)
    10.14     Promissory Note, dated January 31, 2001, from Avicola Core Etuba,
              R.L. to Corporation Pipasa, S.A.*
    21        Subsidiaries of registrant(*)
    99.1      Certification of the Chief Executive Officer pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002(*)
    99.2      Certification of the Chief Financial Officer pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002(*)

_____________________

(1) Incorporated by Reference to the Company's 10-KSB40, as filed with the Commission on October 13, 1995
(*)  Filed herewith.