Form 10-Q
period 2003-06-30
RICA FOODS INC
filed 2003-08-19
CIK 789881

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-18222

RICA FOODS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	87-0432572 (I.R.S. Employer Identification No.)

1840 Coral Way, Suite 101, Miami, Fl (Address of Registrant’s Principal Executive Offices)	33145 (Zip Code)

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

As of August 2, 2003, the number of shares issued and outstanding of the Company’s common stock, par value $0.001 per share was 12,864,321.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL SATEMENTS

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2003 (Unaudited)	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$2,665,113	$2,728,293
Short-term investments	2,344,836	2,492,266
Notes and accounts receivable	17,095,204	15,925,710
Due from related parties	1,423,169	1,429,847
Inventories	15,961,739	14,145,070
Deferred income taxes	306,845	417,352
Prepaid expenses	832,021	782,826

Total current assets	40,628,927	37,921,364
Property, plant and equipment	36,941,648	39,627,144
Long-term receivables-trade	687,132	901,009
Long-term investments	3,866,748	4,109,309
Other assets	7,206,100	6,564,407
Goodwill	1,595,993	1,723,414

Total assets	$90,926,548	$90,846,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,376,450	$18,975,032
Accrued expenses	3,782,121	3,428,707
Notes payable	18,077,145	17,074,336
Current portion of long-term debt	7,717,943	8,190,702
Due to stockholders	36,757	—

Total current liabilities	55,990,416	47,668,777
Long-term debt, net of current portion	10,238,226	16,018,388
Deferred income tax liability	2,106,547	2,124,450

Total liabilities	68,335,189	65,811,615
Minority interest	1,336,445	1,336,445
Stockholders’ equity:
Common stock	12,865	12,865
Preferred stock	2,216,072	2,216,072
Additional paid-in capital	25,800,940	25,800,940
Accumulated other comprehensive loss	(14,848,560)	(12,206,661)
Retained earnings	13,833,092	13,654,202

	27,014,409	29,477,418
Less:
Due from stockholders	(5,476,101)	(5,495,437)
Treasury stock, at cost	(283,394)	(283,394)

Total stockholders’ equity	21,254,914	23,698,587

Total liabilities and stockholders’ equity	$90,926,548	$90,846,647

The accompanying notes to the unaudited financial statements are an integral part of these balance sheets.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Nine months ended June 30
	2003	2002	2003	2002
Sales	$31,074,055	$31,925,390	$97,066,466	$97,307,003
Cost of sales	22,453,524	21,545,795	68,119,170	63,978,371

Gross profit	8,620,531	10,379,595	28,947,296	33,328,632
Operating expenses:
Selling	4,734,795	4,645,867	14,535,475	14,378,327
General and administrative	3,122,909	3,557,634	9,835,303	10,514,533

Total operating expenses	7,857,704	8,203,501	24,370,778	24,892,860
Income from operations	762,827	2,176,094	4,576,518	8,435,772
Other expenses (income):
Interest expense	1,042,255	1,152,874	3,268,528	3,579,125
Interest income	(387,373)	(341,741)	(1,186,714)	(1,036,178)
Foreign exchange loss, net	657,508	828,744	2,191,300	2,451,340
Miscellaneous, net	(322,093)	43,440	(453,995)	(145,492)

Other expenses, net	990,297	1,683,317	3,819,119	4,848,795
Income (loss) before income taxes and minority interest	(227,470)	492,777	757,399	3,586,977
Provision for income tax expense(benefit)	(144,423)	85,544	423,536	820,906

Income (loss) before minority interest	(83,047)	407,233	333,863	2,766,071
Minority interest	16,966	18,931	52,812	57,388

Net income (loss)	(100,013)	388,302	281,051	2,708,683
Preferred stock dividends	34,794	39,066	102,161	109,900

Net income (loss) applicable to common stockholders	$(134,807)	$349,236	$178,890	$2,598,783

Basic earnings (loss) per share	$(0.01)	$0.03	$0.01	$0.20

Diluted earnings (loss) per share	$(0.01)	$0.03	$0.01	$0.20

Basic weighted average number of common shares outstanding	12,811,469	12,864,321	12,811,469	12,854,321

Diluted weighted average number of common shares outstanding	12,811,469	12,864,321	12,811,469	12,854,321

The accompanying notes to the unaudited financial statements are an integral part of these statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$281,051	$2,708,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,482,206	3,765,289
Production poultry	2,597,239	2,571,491
Allowance for inventory obsolescence	72,922	26,731
Derivative unrealized loss	(458,304)	—
Gain on sale of productive assets	(39,405)	(141,768)
Deferred income tax benefit	67,633	(47,394)
Provision for doubtful receivables	230,403	377,028
Minority interest	52,812	57,388
Changes in operating assets and liabilities:
Notes and accounts receivable	(1,243,700)	(5,002,540)
Inventories	(4,486,830)	(4,381,609)
Prepaid expenses	(30,875)	(253,724)
Accounts payable	7,401,418	5,373,613
Accrued expenses	353,414	(26,685)
Long-term receivables-trade	(16,422)	222,562

Net cash provided by operating activities	8,263,562	5,249,064

Cash flows from investing activities:
Short-term investments	147,430	(1,007,219)
Long-term investments	(92,623)	(286,581)
Additions to property, plant and equipment	(3,508,652)	(1,970,153)
Proceeds from sales of productive assets	942,342	2,993,186
Increase in other assets	(1,720,605)	(2,532,546)

Net cash used in investing activities	(4,232,108)	(2,803,313)

Cash flows from financing activities:
Preferred stock cash dividends	(154,973)	(167,288)
Short-term financing:
New loans	14,393,468	19,266,945
Payments	(13,573,455)	(20,276,595)

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended June 30, 2003 and 2002

(Unaudited)

(Continued)

	2003	2002
Long-term financing:	812,724	5,048,940
New loans	(7,062,736)	(8,509,300)
Payments
Amortization of deferred debt costs	158,488	6,306
Treasury stock acquired	—	(15,000)
Due from stockholders and related party	36,757	913,251

Net cash used in financing activities	(5,389,727)	(3,732,741)

Effect of exchange rate changes on cash and cash equivalents	1,295,093	1,128,607
Increase in cash and cash equivalents	(63,180)	(158,383)
Cash and cash equivalents at beginning of period	2,728,293	4,920,870

Cash and cash equivalents at end of period	$2,665,113	$4,762,487

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$3,046,485	$3,415,532

Income taxes	$641,844	$212,704

Supplemental Schedule of non-cash activities:
Benefits to Chief Executive Officer	$205,690	$—

The accompanying notes to the unaudited financial statements are an integral part of these statements.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its subsidiaries: Corporacion Pipasa, S.A. and Subsidiaries (“Pipasa”) and Corporacion As de Oros, S.A. and Subsidiaries (“As de Oros”) (collectively the “Company”) that appear in this Quarterly Report on Form 10-Q. Rica Foods, Inc. owns 100% of the outstanding common stock of Pipasa and As de Oros. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2002, which are included in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A. Management has included in the Company’s financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2003. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management’s authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Amendment No.2 to the Company’s Annual Report on Form 10K/A for the fiscal year ended September 30, 2002.

NOTE 2 – RECLASSIFICATIONS

Certain reclassifications in the statement of cash flows have been made to the prior period to conform to current presentation.

NOTE 3 – INVENTORIES AND PRODUCTION POULTRY

Inventories consist of the following:

	June 30, 2003	September 30, 2002
	(Unaudited)
Finished products	$4,467,328	$4,258,619
In-process	2,848,720	2,939,820
Live poultry – net	3,109,457	3,007,081
Materials and supplies	1,723,676	1,798,148
Raw materials	1,555,832	1,880,515
Other	23,471	—
In transit and others	2,233,255	260,887

	$15,961,739	$14,145,070

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 will have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133,

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

NOTE 5 – SEGMENT INFORMATION (unaudited):

The following describes the performance by segment (in millions of U.S. dollars):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Segments
Sales, net
Broiler	$14.44	$16.47	$45.40	$52.07
Animal feed	7.83	6.57	23.69	18.84
By-products	2.80	3.67	10.93	11.08
Exports	2.07	1.98	5.25	5.86
Quick service	1.84	1.18	5.61	4.29
Other	2.10	2.06	6.19	5.17

Total net sales	31.08	31.93	97.07	97.31
Broiler	3.26	4.16	10.27	13.62
Animal feed	0.54	0.83	2.02	2.63
By-products	(0.49)	0.57	0.61	1.81
Exports	0.39	0.22	0.88	0.60
Quick service	0.11	(0.08)	0.32	0.19
Other	0.07	0.03	0.31	0.10
Corporate	(3.12)	(3.56)	(9.84)	(10.51)

Income from operations	$0.76	$2.17	$4.57	$8.44
Other non-operating expenses	0.99	1.68	3.82	4.85

Income (loss) before income taxes and minority interest	$(0.23)	$0.49	$0.76	$3.59

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company use segment profit margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the Sales, net associated with the subject segment. The basis for determining the Company’s operating segments is the means in which management uses financial information in its operations. Management operates and organizes the financial information according to the types of products offered to its customers. The Company operates in seven business segments:

Broiler: Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats, according to information provided by the Junta de Fomento Avicola, a Costa Rican governmental institution. Poultry is a generic product, consumed at all social levels and is not defined by geographic markets. The Company’s main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa(TM) and As de Oros(TM). Polls and consumer information gathered by the Company indicate that Costa Ricans eat chicken at least once a week. Chicken is sold to institutional customers, schools, hospitals, hotels, supermarkets, restaurants and small grocery stores.

Animal Feed: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses, shrimp and domestic pets. The Company’s animal feed products are sold through the Ascan(TM), Aguilar y Solis(TM), Dogpro(TM), Mimados(TM) Kan Kan(TM), and Nutribel(TM) brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through the Mimados(TM), Dogpro(TM) Kan Kan(TM), and Ascan(TM) brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels. The Company is currently the leader in the animal feed market in Costa Rica, with an approximate 28% market share.

By-products: By-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. The Zaragoza (TM) brand name includes chicken, beef and pork by-products. The Company’s chicken by-products are sold through the Kimby(TM), Tiquicia(TM), Chulitas(TM), Zaragoza(TM), Pimpollo (TM) and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets, and sales are predominantly driven by price. The Kimby(TM) brand name is the leading seller of chicken by-products in Costa Rica.

Exports: Subsidiaries of the Company export different products to all countries in Central America and the Caribbean and make occasional exports to Hong Kong and Colombia. The Company exports the majority of its products, including broiler chicken, by-products, animal feed and pet foods.

Quick Service: Corporacion Planeta Dorado, S.A. and its subsidiary operate 28 restaurants (the “Restaurants”) located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. The Restaurants distinguish themselves from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

Other: This segment includes sales of commercial eggs, non-recurring sales of fertile eggs, fertilizers and raw material, among others.

Corporate: This segment is composed of General and Administrative expenses of the Company, which do not generate revenues.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) are as follows (unaudited):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(100,013)	388,302	$281,051	$2,708,683
Derivative unrealized loss	(284,648)	—	(186,287)	—
Deferred loss to be recognized in cost of production	(251,864)		(272,017)
Foreign currency translation adjustment	(759,185)	(392,509)	(2,183,595)	(1,772,031)

Total comprehensive income (loss)	$(1,395,710)	$(4,207)	$(2,360,848)	$936,652

The Company uses futures to purchase corn and soy-bean meal, the primary ingredients in the chicken feed. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness has been recognized for the nine months ended June 30, 2003. The Company expects that losses in the amount of $251,864 recorded as comprehensive loss during the three months ended June 30, 2003, will be recognized into costs of production within the next three months.

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

In response to the plaintiff’s amended complaint, filed in Miami-Dade Country Circuit Court on May 7, 1999, Pipasa, on July 19, 1999, filed a motion to dismiss for lack of personal jurisdiction. The motion was denied on March 31, 2003. Pipasa has appealed the denial to Florida’s Third District Court of Appeal. No decision is expected for at least until August 2003. Pipasa has also moved in the Circuit Court for a stay of the Circuit Court case pending appeal. The Circuit Court has taken the stay request under advisement. If the court grants a stay, it may also require Pipasa to post a bond, the amount of which would have to be determined.

A separate lawsuit against Pipasa, filed by the same plaintiff in the North District of California and styled Polaris Holding Company v. Corporacion Pipasa, S.A. No. C99-2160 CRB (N.D. Calif.), has been dismissed, without prejudice for plaintiff to refile the action after resolution of the Florida action as well as a similar action, brought by the same plaintiff against Pipasa, that is pending in Costa Rica.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On January 24, 2003, the Staff (the “Staff”) of the Securities and Exchange Commission (the “Commission”) notified the Company that it was conducting an informal inquiry of the Company. In response to such notification, the Company began providing the Staff information. The Company and the Staff have been in detailed settlement conversations since February 10, 2003.

On August 15, 2003 the Commission filed a settled civil injunctive action against the Company, the Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”) for violations of the CEO and CFO certification requirements of the Sarbanes-Oxley Act of 2002. The Company, the CEO and the CFO have consented, without admitting or denying the allegations in the Commission’s Complaint, to the entry of a Final Judgment of Permanent Injunction and Other Relief (“Final Judgment”).

According to the Commission’s complaint, on January 13, 2003, the Company filed a Form 10-K annual report with the Commission containing a purported unqualified independent auditor’s report from Deloitte & Touche. The audit report represented that the Company’s consolidated financial statements were presented fairly and in conformity with Generally Accepted Accounting Principles. At the time of the filing, however, Deloitte & Touche had not provided the Company with a signed audit report and, according to the Commission’s complaint, the Company’s financial statements contained material classification errors.

The Final Judgment will permanently enjoin the Company from violating Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 12b-20 and 13a-1 thereunder, which governs the accuracy of issuer books and records and financial disclosures. The Final Judgment will also permanently enjoin the CEO and CFO from violating Section 13(b)(5) of the Exchange Act and Rule 13a-14 thereunder from aiding and abetting violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-1 thereunder. The Final Judgment will further order the CEO to pay $25,000 in civil penalties, but does not impose a penalty against the CFO based on the sworn financial statements and other financial information she provided to the Commission.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 8 – DUE TO STOCKHOLDERS

Since the Company’s inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed the repayment of the various notes, loans and credit facilities (the “Credit Arrangements”) of the Company and its various operating subsidiaries. As of June 30, 2003, an aggregate of $25 million of the Company’s Credit Arrangements were personally guaranteed by Mr. Chaves.

The Company agreed to compensate Mr. Chaves for the guarantee services described above in an amount equal to 1% per annum of the aggregate loan amount subject to his personal guarantee (the “Financial Service Fee”). In satisfaction of the Financial Service Fee, the Company will, as of the end of each fiscal quarter, make a quarterly payment to Mr. Chaves in an amount equal to .25% of the daily average aggregate loan balance subject to the personal guarantees (the “Quarterly Payment”). If, as of the end of the fiscal quarter, Mr. Chaves is indebted to the company, Mr. Chaves has the option in his sole discretion to either, (i) direct the Company to use the quarterly payment to off-set the amount he owes the Company or (ii) receive the Quarterly Payment in cash. Mr. Quesada does not receive, nor has he ever received, any compensation for providing the guarantee services described above.

For the nine months ended June 30, 2003, the Company had paid a Financial Service Fee to Mr. Calixto amounting to $205,690, of which $168,933 Mr. Chaves directed the Company to off-set amounts he owed to the Company. As of June 30, 2003, the Company indebtedness to Mr. Chaves amounted to $36,757, which was originated by the Financial Service Fee.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management is responsible for preparing the Company’s consolidated financial statements and related information that appears in this Form 10-Q. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s consolidated financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Management has included in the Company’s consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at the appropriate cost, that transactions are executed in accordance with the Company’s authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

On March 4, 2003, the Company received notice from the staff of the American Stock Exchange (the “AMEX”) indicating that the Company was not in compliance with Section 1003(d) of the AMEX’s continued listing standards due to having filed a Form 10-K for the period ended September 30, 2002, which did not have a signed Independent Auditor’s Opinion, as well as a Form 10-Q for the period ended December 31, 2002, which was not reviewed by an Independent Auditor. Since such notice, the Company has also filed a Form 10-Q for the period ended March 31, 2003, which was not reviewed by an Independent Auditor.

On July 7, 2003, the Company announced that it received notice from the AMEX indicating the Company is no longer in compliance with certain continued listing standards and that the staff of the AMEX intends to file an application with the Securities and Exchange Commission to strike the Company’s common stock listing and registration on the AMEX. The Company has exercised its right to appeal the decision and has requested a formal hearing to continue its listing on the AMEX. The hearing date has been set for August 26, 2003.

On July 28, 2003, the Company filed Amendment No. 2 to its Form 10-K, which included audited financial statements. On August 19, 2003, the Company also filed amendments to its Form 10-Q for the quarter ended December 31, 2002 and March 31, 2003, each of which were reviewed by the Company’s independent public accountant.

There can be no assurance that the Company’s request for continued listing will be granted. If the Company is unsuccessful in its appeal, the Company will seek to take steps to enable its shares of common stock to trade on the Over-the-Counter Bulletin Board (“OTCBB”), a regulated quotation service that offers real time quotes and volume information in over-the-counter securities. There can be no assurance that the Company’s shares of common stock will be eligible to trade on the OTCBB since, among other things, the Company has not timely filed all of the reports it is required to file pursuant to the Securities Exchange Act of 1934.

The Company’s operations are primarily conducted through its 100% owned subsidiaries: Pipasa and As de Oros and their respective subsidiaries. The Company, through its subsidiaries, is the largest poultry company in Costa Rica. As de Oros also owns and operates a chain of quick service restaurants in Costa Rica called “Restaurantes As” and “Kokoroko”.

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with Amendment No.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002 and with the Company’s unaudited consolidated interim financial statements as of June 30, 2003 and for the three and nine month period ended June 30, 2003 and 2002 contained herein.

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

During the nine months ended June 30, 2003, the Company did not incur any significant costs related to environmental compliance.

Results of operations for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

For the three months ended June 30, 2003, the Company generated a net loss applicable to common stockholders of $134,807 ($0.01 basic loss per share), compared to a net income applicable to common stockholders of $349,236 ($0.03 basic earnings per share) for the three months ended June 30, 2002.

For the three months ended June 30, 2003, net sales decreased by 2.67% and cost of sales increased by 4.21%. The increase in cost of sales is mainly due to increases in the costs of imported raw material, such as corn and soybean meal, and the increased costs associated with the renting of facilities to permit continued production of by-products.

The Company use segment profit margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the Sales, net associated with the subject segment.

Broiler sales decreased by 12.33% primarily due to a volume decrease of 12.75%. The Company believes that the decrease is mainly due an increase of domestic competition, and a relative reduction in consumer purchasing power due to economic conditions of Costa Rica. The profit margin for the Broiler segment decreased from 25.24% to 22.58%, primarily due to an increase in the cost of imported raw material.

Animal feed sales increased by 19.11%, mainly due to a volume increase of 16.26%. The Company believes the increase in volume is mainly attributable to an increase in the number of commercial animal feed customers and an increase in sales of aquaculture and live-stock feed. In addition, sales of pet food products increased due to additional distribution channels and expanded marketing coverage . The profit margin for animal feed decreased from 12.59% to 6.94%, mainly due to an increase in costs of imported raw material and variations in the sales mix .

Sales of by-products decreased by 23.57% mainly due to a volume decrease of 26.76%. The Company believes the decrease is primarily attributable to a reduction in production levels as a result of the partial destruction of the Company’s by-product processing plant by fire in February 2003. The Company has been producing its by-products in three rented facilities from three different companies. The production is administrated and performed in its entirety by the Company. The Company believes it has been able to continue producing products that meet its quality standards.

The Company is in the process of reconstructing the by-products processing plant and believes that the reconstruction will be concluded by the end of fiscal year 2003. The profit margin for by-products decreased from 15.65% to a loss of 17.33%, mainly due to an increase in the costs of imported raw material and the increased costs associated with the renting of production facilities.

Export sales increased by 4.12%, mainly due to an increase in the sale of pet foods and commercial animal feed, which was partially offset by a decrease in sales of aquaculture animal feed. Profit margin increased from 11.18% to 18.96%, mainly due to a variation in the sales mix .

Sales for the quick service segment increased by 55.34%, mainly as a result of a sales price campaign. The segment’s profit margin decreased from a margin of 6.50% to 5.78%, mainly due to the result of a price reduction campaign to increase demand of the product.

Sales for the other products segment increased by 2.53% mainly due to an increase in sales of commercial eggs. The segment’s profit margin did not vary significantly, slightly increasing from 1.44% to 3.29%.

Operating expenses decreased by 4.22% for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002. The decrease was primarily a result of the Company’s effort to adopt cost efficient measures in its General and Administrative expenses. Operating expenses represented 25.29% and 25.70% of net sales for the three months ended June 30, 2003 and June 30, 2002, respectively.

Other expenses (income) decreased by 41.17% for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, primarily as a result of a decrease in interest expense, foreign exchange loss and the receipt of annual dividends on long-term investment. Interest expense and net foreign exchange loss decreased primarily as a result of a decrease in the Company’s average indebtedness and a decrease in the related average interest rate. In addition, other expenses (income) have also been lower then the three month ended June 30, 2003, because the Company received its annual dividends from its investment in Industrias Oleoginosas, S.A. (“INOLASA”) in the third fiscal quarters instead of the fourth fiscal quarter. Income dividend is a component of the expenses classified as Miscellaneous.

The provision for income tax expense for the three months ended June 30, 2003 amounted to a benefit of $144,423 compared to an income tax expense of $85,544 for the three months ended June 30, 2002. Effective income tax rates decreased from a 17.36% to a -63.49%. Due to lower expected income tax for fiscal year 2003, the Company adjusted its income tax provision downward for the three months ended June 30, 2003.

In December 2002, the government of Costa Rica enacted temporary changes in the income tax law, applicable for the twelve months beginning in January 2003 through December 2003. Such changes provided a temporary increase in the tax rate from 30% to 36%, as part of the Costa Rican government solution to decrease the actual governmental deficit. As a result, the tax rate for the Company’s fiscal year 2003 will be 34%.

Results of operations for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002.

For the nine months ended June 30, 2003, the Company generated net income applicable to common stockholders of $178,890 ($0.01 basic earnings per share), compared to a net income applicable to common stockholders of $2,598,783 ($0.20 basic earnings per share) for the nine months ended June 30, 2002.

For the nine months ended June 30, 2003, net sales decreased by 0.25% and cost of sales increased by 6.47% when compared to the nine months ended June 30, 2003 . Cost of sales increased mainly due to increases in the costs of imported raw material such as corn and soybean meal, in addition to the increased costs associated with the renting of facilities to permit continued production of by-products.

Broiler sales decreased by 12.80% primarily due to a volume decrease of 10.68%. The Company believes that the decrease is mainly due to a combination of a relative reduction in consumer purchasing power due to economic conditions in Costa Rica and an increase in domestic competition. The profit margin for the Broiler segment decreased from 26.15% to 22.63%, primarily due to an increase in the cost of imported raw material.

Animal feed sales increased by 25.71%, mainly due to a volume increase of 26.12%. The Company believes the increase in volume is mainly attributable to an increase in the number of commercial animal feed customers. The profit margin for animal feed decreased from 13.97% to 8.53%, mainly due to an increase in the costs of imported raw material and variations in the sales mix.

Sales of by-products decreased by 1.32%. Volume variation was not significant, increasing by 0.59%. The Company believes the decrease is primarily attributable to a reduction in production levels as a result of the partial destruction of the Company’s by-product processing plant in February 2003. The increased costs associated with the renting of other by-product production facilities and the increase in the costs of imported raw material resulted in a decrease in the segment’s profit margin from 16.32% to 5.56%.

Export sales decreased by 10.54%, mainly due to the discontinuation of broiler exports to Honduras as a result of the Honduran government’s restriction of the import of poultry related products and a decrease in the number of aquaculture feed customers. This decrease was partially offset by an increase in the sale of pet foods. Profit margin increased from 10.29% to 16.75%, mainly due to a variation in the sales mix .

Sales for the quick service segment increased by 30.88%, mainly as a result of a sales price campaign. Profit margin increased from 4.55% to 5.79%, primarily due to the adoption of cost efficiency measures.

Sales for the other products segment increased by 19.73% mainly due to an increase in sales of commercial eggs. Segment profit margin increased from 1.85% to 4.95% due to variations in the sales mix.

Operating expenses decreased by 2.10% for the nine months ended June 30, 2003 when compared to the nine months ended June 30, 2002. The decrease was primarily a result of the Company’s effort to adopt cost efficient measures in its General and Administrative expenses. Operating expenses represented 25.11% and 25.58% of net sales for the nine months ended June 30, 2003 and June 30, 2002, respectively.

Other expenses decreased by 21.24% for the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002, primarily as a result of a decrease in interest expense, foreign exchange loss and the receipt of annual dividends on long-term investment. Interest expense and net foreign exchange loss decreased mainly due to a decrease in the Company’s average indebtedness and a decrease in the related average interest rate. In addition, the Company received its annual dividends from its investments in INOLASA. Income of dividend is a component of the expenses classified as Miscellaneous.

The provision for income tax expense decreased from $820,906 for the nine months ended June 30, 2002 to $423,536 for the nine months ended June 30, 2003, mainly due to a decrease in the taxable income of subsidiaries. The effective tax rate increased from 22.89% to 55.92%.

Financial condition

As of June 30, 2003, the Company had $2.67 million in cash and cash equivalents. The working capital deficit was $15.36 million and $9.75 million as of June 30, 2003 and September 30, 2002, respectively. The current ratio was 0.73 as of June 30, 2003 and 0.80 as of September 30, 2002.

Cash provided by operating activities amounted to approximately $8.26 million and $5.25 million for the nine months ended June 30, 2003 and June 30, 2002, respectively. Although the Company’s net income for the nine months ended June 30, 2003 was approximately $2.43 million less than the comparable period ended June 30, 2002, the Company recognized an increase in cash provided by operations primarily due to an increase in the rate of accounts payable growth ($2.03 million), a reduction in the rate of satisfying notes and accounts receivable ($3.78 million), a decrease in the rate of the reduction of prepaid expenses ($.22 million), an increase in accrued expenses ($.35 million). The increase in cash provided by operations was tempered by derivative unrealized losses ($.45 million) and a reduction is the rate of depreciation and amortization ($.28 million). In the nine months ended June 30, 2003, the Company’s accounts payable increased from $18.96 million to $26.38 million. Although the Company’s inventory has grown by approximately $1.8 million since September 30, 2002, the rate of cash use for inventory did not vary significantly between the nine month periods ended June 30, 2003 and June 30, 2002.

Cash utilized in investing activities was approximately $4.23 million and $2.80 million for the nine months ended June 30, 2003 and June 30, 2002, respectively. The Company’s higher utilization of cash for investing activities was principally do to increased rates of spending for property, plant and equipment ($1.54 million) and a decrease in the rate of sale of productive assets ($2.05 million), which increase was tempered by a decrease in the amount of cash utilized for short-term investments ($1.15 million) and a decrease in the rate of other assets acquired ($.81 million).

Additions to property, plant and equipment for the nine month period ended June 30, 2002 primarily relate to the reconstruction of the fire-damaged, by-product processing plant and the replacement of production equipment damaged in the fire. Notwithstanding the Company’s expenditure of $3.5 million in the nine months ended June 30, 2003, Property, plant and equipment has decreased from $39.63 million to $36.94 million.

The Company retired damaged production equipment and processing plant facilities with a net book value amounting to approximately $750,000, from the fire-damaged by-product processing plant. Currently, the Company is reconstructing plant facilities and purchasing new production equipment. . The Company believes that it will need funds of approximately $1.4 million to conclude the reconstruction of the by-product processing plant, and anticipates that approximately 57% of the anticipated $1.4 million investment will be covered by insurance. As of the day of this report, the Company had received cash advances of approximately 44% of the expected insurance proceeds and estimates that the balance will be received by the end of August 2003. . The Company expects that the remaining funds needed will be provided by external financing sources and the Company’s operating cash flow.

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and Corporacion As de Oros, S.A. (“As de Oros”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”), pursuant to which As de Oros agreed to acquire from Port Ventures, 2,040 shares of common stock of Logistica de Granos, S.A. (“Logistica”), representing 51% of the issued and outstanding shares of capital stock of Logistica (the “Shares”), for a purchase price of US$2,580,000 (the “Purchase Price”). Logistica is the owner of 19% of the issued and outstanding capital stock of Sociedad Portuaria de Caldera, S.A. (“SPC”) and Sociedad Portuaria Granelera de Caldera, S.A. (“SPGC”) (collectively, the “Port Companies”). The Port Companies are seeking to acquire concessions (the “Concessions”) being granted by the Government of Costa Rica to refurbish and operate Puerto Caldera, a major seaport located on the Pacific coast of Costa Rica and considered by the Company as strategic to its raw material purchases.

Port Ventures is the sole shareholder of Logistica and Port Ventures is directly owned and controlled by Jose Pablo Chaves Zamora (“Mr. JP Chaves”). Mr. JP Chaves is the indirect holder of approximately 2.17% of the outstanding shares of the Company. Mr. JP Chaves is also the son of the Company’s Chief Executive Officer, Mr. Calixto Chaves. Mr. JP Chaves does not hold any positions or titles with the Company or any of its subsidiaries.

The closing of the purchase and sale of the Shares is subject to: (i) the final grant by the Government of Costa Rica of the Concessions and (ii) the execution of definitive agreements between the Government of Costa Rica and each of the Port Companies regarding the construction and operation of Puerto Caldera.

The Agreement provides that Port Ventures may require that As de Oros remit the Purchase Price for the Shares in installments, prior to the fulfillment of the conditions to closing set forth above. Upon such payment, As de Oros will receive a “bill of exchange” for the amount of such Purchase Price and a pro rata amount of shares will be issued and held by a Trust representing all participants in the Port Companies in escrow until the closing. In the event that the transactions contemplated under the Agreement are not closed, Port Ventures must return to As de Oros the pro rata portion of the Purchase Price paid, plus interest, and As de Oros, must return the bills of exchange. If Port Ventures does not return the portion of the Purchase Price paid, As de Oros may, in its discretion, seek to enforce the “bill of exchange”.

As of July 8, 2003, As de Oros has remitted approximately 55% of the Purchase Price to Port Ventures (the “Remitted Payment”) in exchange for bills of exchange. The bills of exchange are not secured by tangible assets or readily marketable collateral. In the event the Concessions are not ratified to the Port Companies, the Company anticipates that As de Oros will have limited ability to recoup its investment in Port Ventures. Port Ventures has agreed that As de Oros need not make any further payments until the Concessions are finally ratified.

In addition, the Company believes for the remainder of fiscal year 2003, it will invest in approximately $1.5 million of additional property, plant and equipment, of which approximately $1.4 million is related to reconstruction of the by-product processing plant.

Cash used for financing activities for the nine months ended June 30, 2003 amounted to $5.39 million compared to cash used for financing activities amounting to $3.75 million during the nine months ended June 30, 2002. The relative increase in cash used for financing primarily relates to the Company’s increased rate of satisfying long-term debts. In the nine months ended June 30, 2003, the Company’s payments to reduce long-term financing aggregated to $6.2 million, net of new loans. In the comparable period of 2002, the Company’s payments to reduce long-term financing aggregated to $3.5 million, net of new loans. The Company’s increased use of cash for financing activities was tempered by the Company’s increased generation of cash pursuant to short-term financings. From the nine months ended June 30, 2003, the Company generated approximately $.8 million of cash pursuant to the retirement and procurement of $13.57 million and $14.39 million of short-term loans, respectively.

The Company owns virtually all of the property, plant and equipment it uses in its production facilities and financial headquarters in Costa Rica, of which some assets are pledged as security for the credit facilities aggregating to $7.04 million. In addition, $1.5 million of assets are being pledged as collateral for the Polaris litigation. The Company leases or rents the majority of the assets it uses in its distribution and retail operations. The Company has operating leases for vehicles, equipments and building facilities for its restaurants and retail outlets.

The Company has been reliant and continues to rely upon cash from operations, short-term bank lines of credit, vendor financing, and long-term debt to provide cash to finance its operational, investing and financial activities.

Short-Term Debt

As of June 30, 2003, the Company had arranged 10 short-term lines of credit and commitments (the “Lines of Credit”) with banks and raw material suppliers for a maximum aggregate principal amount of $28.0 million, of which $19.87 million has been utilized, bearing annual interest rates ranging form 3.26% to 9.50%. Lines of Credit with a maximum principal balance of $7 million were secured by property with an estimated market value of approximately $2.14 million. The other Lines of Credit are not secured by assets of the Company. As of June 30, 2003, $7.2 million of the Lines of Credit with raw material suppliers are included in accounts payable on the Company’s balance sheet.

As of June 30, 2003, Notes payable amounted to $19.08 million, and were due from July 2003 through June 2004 and bear annual interest at rates ranging from 3.26% to 9.50% in U.S. dollars and from 24.00% to 24.5% in Costa Rican colones.

Long-Term Debt

As of March 31, 2003, long-term debt amounted to $18.79 million which $7.85 million in principal amount was due in the short-term. Long-term debt is primarily denominated in U.S. dollars and bears interest at rates that range from 2.78% to 11.96% in U.S. dollars and for 24% in colones. As of June 30, 2003, Part of the long-term debt was secured by property valued at $4.8 million. The Company’s long-term debts are due from July 2003 to October 2008.

As a general practice in Costa Rica, banks require high-ranking executives of the companies to serve as guarantors of loans. Accordingly, Mr. Calixto Chaves and/or Mr. Jorge Quesada personally guaranteed (the “Guarantee Services”) the repayment of Lines of Credit, and the Short and Long-Term Bank Lines. As of June 30, 2003, Mr. Chaves and Mr. Quesada had provided Guarantee Services with respect to bank lines with a maximum principal balance of $25 million and $13 million, respectively. The Company believes that it is, and in the near future will be substantially dependent on Mr. Chaves, Mr. Quesada, or another third party to provide the Guarantee Services in order for the Company to secure financing on terms comparable to the terms provided by the Lines of Credit and Long-Term Bank Lines. Neither Mr. Chaves nor Mr. Quesada have an obligation to provide Guarantee Services to the Company in the future.

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

In connection with the issuance of the Notes, the Company entered into certain negative covenants (the “Negative Covenants”) in favor of PacLife. More specifically, among other things, the Company covenanted to refrain from participating in any material transaction, except transactions in the ordinary course of business with arms-length terms with any person (other than a subsidiary) which directly or indirectly through one or more intermediaries controls, is controlled by, or is in common control with the Company (the “Affiliates Covenant”).

The Company further agreed that it would not incur additional debt unless that ratio of the Company’s consolidated total debt to the Company’s consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was less than 3 to 1. (the “New Debt Covenant”). Likewise, the Company agreed to restrict its subsidiaries from incurring any additional debt unless the sum of (i) the total debt outstanding of all subsidiaries and (ii) debt secured by liens does not exceed .5 times the Company’s EBITDA (the “Subsidiary Debt Covenant”). The Company also covenanted that it would not create or incur any lien securing its consolidated total debt unless the sum of (i) the debt secured by such liens and (ii) the debt incurred by the Company’s subsidiaries pursuant to the Subsidiary Debt Covenant would not exceed 0.5 times the Company’s EBITDA (the “Lien Covenant”). The Notes contain a provision requiring the Company to pay PacLife a fee in the event the Notes are satisfied prior to their scheduled maturity.

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

Pursuant to the terms of the Amended Agreement, the Company is obligated to furnish PacLife, within 120 days after the end of each fiscal year, audited financial statements for the preceding fiscal year and an auditor’s certificate indicating that the auditor is not aware of any events of default under the Amended Agreement (the “Financial Certifications”). The auditing firm must be of recognized “national” standing. The Company was unable to provide the Financial Certification to PacLife by February 27, 2003.

As of March 31, 2003 the Company was not in compliance with the Lien Covenant, Financial Certification requirement and the Affiliate Covenant. On July 9, 2003, PacLife granted the Company a conditional waiver with respect to the Company’s breach of the Affiliate and Lien Debt Covenants as of March 31, 2003. As a condition of the waiver of the Affiliate Covenant, the Company has agreed that the aggregate amount of loans to affiliates shall not be increased at any time, and, if any of such loans are repaid, neither the Company nor any of its subsidiaries shall make any additional affiliate loans.

On May 5, 2003, Pacific Life granted the Company with a conditional waiver for the provision of the Financial Certifications, which was conditioned upon the Company delivering the Financial Certifications to PacLife no later than July 31, 2003. The Company delivered the Financial Certifications to PacLife prior to the July 31, 2003 deadline. Accordingly, the Company has regained compliance with the Financial Certification provision.

As of June 30, 2003, the Company was not in compliance with Lien Covenant and the Affiliate Covenant of the Amended Agreement. On August 18, 2003, the Company requested from PacLife a waiver with respect to the Company’s breach of the Lien Covenant and the Affiliate Covenant.

PacLife has confirmed that upon the satisfaction of the usual conditions precedent as contained in past waivers of defaults, PacLife agrees to waive an event of default associated with the Lien Covenant and the Affiliate Covenant. The conditions precedent to the effectiveness past waivers of default include: the execution and delivery of the waiver by each party thereto, PacLife’s receipt of various officer certificates, the Company’s payment of PacLife’s reasonable legal fees incurred in connection with the waiver.

If the requested waivers are not secured for any reason, the Company may be deemed to be in technical default of the Amended Agreement and, if so, PacLife will have the right to declare all of the outstanding Notes immediately due and payable and demand immediate payment of the entire unpaid principal amount of the Notes, all accrued and unpaid interest and a yield maintenance amount. The Company could be materially adversely impacted if the payment of the Notes was accelerated by PacLife for any reason.

As of June 30, 2003, the Company’s short term (within one year) payment obligations under short-term and long-term debt and operating leases were as follows:

Short-term debt	$18,077,145
Long-term debt	7,717,943
Leases	643,802

Total	$26,438,890

The Company projects that as of June 30, 2003, it will need to satisfy at least $26.44 million of short-term debt, long-term debt and capital lease payments within the next twelve months. The Company also projects that it will seek to acquire the use of approximately an additional $1.5 million of property, plant and equipment within fiscal 2003, of which approximately 43% will be provided by the reimbursement of the insurance company to finance part of reconstruction of the further processing plant. The remaining funds needed may be secured by purchase or leased. Aside from cash generated from operations and the financing sources previously described, the Company has not secured financing to satisfy the Company’s projected capital needs.

The Company has not made a payment of approximately $800,000 to one of its commercial lenders (the “Lender”), which payment was due and payable on July 31, 2003. As of June 30, 2003 and August 19, 2003, the Company had borrowed an aggregate of approximately $6,000,000 from the Lender pursuant to various letters of credit. Although the Company has not received a demand for payment from the Lender, there can be no assurances that the Company will not receive a demand for payment of the $800,000 or the entire unpaid amount of the debt. The Company could be materially, adversely impacted if the Lender successfully asserts that the Company is required to repay the $800,000 or $6,000,000 and the Company is unable to secure an alternative source of financing. The Company maintains active negotiations with such Lender.

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

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and Corporacion As de Oros, S.A. (“As de Oros”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”), pursuant to which As de Oros agreed to acquire from Port Ventures, 2,040 shares of common stock of Logistica de Granos, S.A. (“Logistica”), representing 51% of the issued and outstanding shares of capital stock of Logistica (the “Shares”), for a purchase price of US$2,580,000 (the “Purchase Price”). Logistica is the owner of 19% of the issued and outstanding capital stock of Sociedad Portuaria de Caldera, S.A. (“SPC”) and Sociedad Portuaria Granelera de Caldera, S.A. (“SPGC”) (collectively, the “Port Companies”). The Port Companies are seeking to acquire concessions (the “Concessions”) being granted by the Government of Costa Rica to refurbish and operate Puerto Caldera, a major seaport located on the Pacific coast of Costa Rica and considered by the Company as strategic to its raw material purchases.

Port Ventures is the sole shareholder of Logistica and Port Ventures is directly owned and controlled by Jose Pablo Chaves Zamora (“Mr. JP Chaves”). Mr. JP Chaves is the indirect holder of approximately 2.17% of the outstanding shares of the Company. Mr. JP Chaves is also the son of the Company’s Chief Executive Officer, Mr. Calixto Chaves. Mr. JP Chaves does not hold any positions or titles with the Company or any of its subsidiaries.

The closing of the purchase and sale of the Shares is subject to: (i) the final grant by the Government of Costa Rica of the Concessions and (ii) the execution of definitive agreements between the Government of Costa Rica and each of the Port Companies regarding the construction and operation of Puerto Caldera.

The Agreement provides that Port Ventures may require that As de Oros remit the Purchase Price for the Shares in installments, prior to the fulfillment of the conditions to closing set forth above. Upon such payment, As de Oros will receive a “bill of exchange” for the amount of such Purchase Price and a pro rata amount of shares will be issued and held by a Trust representing all participants in the Port Companies in escrow until the closing. In the event that the transactions contemplated under the Agreement are not closed, Port Ventures must return to As de Oros the pro rata portion of the Purchase Price paid, plus interest, and As de Oros, must return the bills of exchange. If Port Ventures does not return the portion of the Purchase Price paid, As de Oros may, in its discretion, seek to enforce the “bill of exchange”.

The Company expects to close this transaction before calendar year 2003, when the definitive approval of the Government of Costa Rica is expected to be obtained.

As of July 8, 2003, As de Oros has remitted approximately 55% of the Purchase Price to Port Ventures (the “Remitted Payment”) in exchange for bills of exchange. The bills of exchange are not secured by tangible assets or readily marketable collateral. In the event the Concessions are not ratified to the Port Companies, the Company anticipates that As de Oros will have limited ability to recoup its investment in Port Ventures. Port Ventures has agreed for As de Oros not need to make any further payments until the Concessions are finally ratified.

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

Contingent liabilities: We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” which requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Management’s judgment is based on a review of all cases brought against it in collaboration with the Company’s internal and external legal counsel to determine the amount of any claims and the likelihood that such claim will be successful. Accounting for contingencies such as environmental and legal matters requires us to use our judgment. The outcome of some of these cases and the monetary or other awards can be very difficult to estimate, so that an error in the estimate can have very significant, but unpredictable effects on the Company.

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

Foreign Exchange Risk

The subsidiaries of the Company operate in Costa Rica and are exposed to market risk from changes in U.S. currency exchange rates. Foreign exchange risk derives from the fact that the Company makes its payments in U.S. dollars for the majority of its imported raw materials and bank facilities, and its revenues are mostly denominated in colones. The Company does not currently maintain a trading portfolio and does not utilize derivative financial instruments to manage such risks. To mitigate its exposure to variations in devaluations, the Company periodically increases sales prices of some of its products during the year, varies the product mix to those with higher profit and seeks efficiencies in its costs. In addition, the company seeks to increase its exports sales. For the nine months ended June 30, 2003, export sales decreased by 10.54%, which was mainly due to the discontinuation of broiler exports to Honduras due to the Honduran government restriction of import of poultry related products and a decrease in customer of aquaculture feed. This decrease was offset by an increase in sales of pet foods.

The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica (“BCCR”). For the last 20 years, BCCR has utilized the crawling peg method whereby the colon is devalued daily on a systematic basis.

As of June 30, 2003, the Company had outstanding indebtedness of approximately $35.66 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the nine months ended June 30, 2003 in the devaluation of the colon/dollar exchange rate would be approximately $274,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar- denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of June 30, 2003, the Company had outstanding a total of approximately $39.61 million in loans, of which $29.61 million bore variable interest rates, based primarily on LIBOR or Prime Rate. A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect for the nine months ended June 30, 2003, would result in a potential increase in interest expense of $241,000. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company purchases its corn through the Chicago Board of Trade (“CBOT”) and has been actively hedging its exposure to corn price fluctuations since 1991. The Company’s strategy is to hedge against price increases in corn and soybean meal, and it is not involved in speculative trading. Contract terms range from one month to six months. The Company buys directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company’s hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company bases its target prices on the worst-case price assumptions (i.e. high prices). The prices paid by the Company for corn and soybean meal were 1.70% and 9.06% above its budgeted prices, respectively, for the nine months ended June 30, 2003. The Company purchases its soybean meal through a company in Costa Rica, INOLASA, in which the Company holds a 10% equity interest. In Costa Rica, there is an applicable 5% tax for soybean meal imports, which is not levied if such imports are purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT.

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges for the nine months ended June 30, 2003. The Company expects that losses in the amount of $251,864 recorded in other comprehensive loss as of June 30, 2003, related to cash flow hedges, will be recognized within the following 3 months. The Company generally does not hedge anticipated transactions beyond 6 months.

The Company has a $500,000 credit line with Futures U.S.A., Inc. (“FIMAT”) and draws upon this credit line to cover its initial margin deposit. The interest rate paid on this line of credit averages an annual rate of less than 10% on drawn amounts.

For the nine months ended June 30, 2003, a hypothetical 10% increase in the monthly price of corn and soybean meal would have resulted in an increase in cost of sales of approximately $2.03 million.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(3) of the Securities Exchange Act of 1934, as amended) . Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please see Note 7: Litigation of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report which text is incorporated herein by reference

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has not made a payment of approximately $800,000 to one of its commercial lenders (the “Lender”), which payment was due and payable on July 31, 2003. As of June 30, 2003 and August 19, 2003, the Company had borrowed an aggregate of approximately $6,000,000 from the Lender pursuant to various letters of credit. Although the Company has not received a demand for payment from the Lender, there can be no assurances that the Company will not receive a demand for payment of the $800,000 or the entire unpaid amount of the debt. The Company could be materially, adversely impacted if the Lender successfully asserts that the Company is required to repay the $800,000 or $6,000,000 and the Company is unable to secure an alternative source of financing. The Company maintains active negotiations with such Lender.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Listing on American Stock Exchange

Although the Company’s common stock is listed on the American Stock Exchange (“AMEX”) under the symbol RCF, trading of the Company’s common stock on the AMEX has been halted. The Company has been advised by the AMEX that trading of the Company’s common stock on the AMEX will be halted at least until the Company has filed with Securities and Exchange Commission consolidated financial statements for fiscal 2002 that include a signed audit report and Quarterly Reports for the first two quarters of fiscal year 2003, reviewed by an independent auditor.

On July 28, 2003, the Company filed Amendment No. 2 to its Form 10-K, which included audited financial statements. On August 19, 2003, the Company also filed amendments to its Form 10-Q for the quarter ended December 31, 2002 and March 31, 2003, each of which were reviewed by the Company’s independent public accountant.

On March 4, 2003, the Company received notice from the staff of the American Stock Exchange (the “AMEX”) indicating that the Company was not in compliance with Section 1003(d) of the AMEX’s continued listing standards due to having filed a Form 10-K for the period ended September 30, 2002, which did not have a signed Independent Auditor’s Opinion, as well as a Form 10-Q for the period ended December 31, 2002, which was not reviewed by an Independent Auditor. Since such notice, the Company has also filed a Form 10-Q for the period ended March 31, 2003, which was not reviewed by an Independent Auditor.

On July 7, 2003, the Company announced that it received notice from the AMEX indicating the Company is no longer in compliance with certain continued listing standards and that the staff of the AMEX intends to file an application with the Securities and Exchange Commission to strike the Company’s common stock listing and registration on the AMEX. The Company has exercised its right to appeal the decision and has requested a formal hearing to continue its listing on the AMEX. The hearing date has been set for August 26, 2003.

There can be no assurance that the Company’s request for continued listing will be granted. If the Company is unsuccessful in its appeal, the Company will seek to take steps to enable its shares of common stock to trade on the Over-the-Counter Bulletin Board (OTCBB), a regulated quotation service that offers real time quotes and volume information in over-the-counter securities. There can be no assurance that the Company’s shares of common stock will be eligible to trade on the OTCBB since, among other things, the Company has not timely filed all of the reports it is required to file pursuant to the Securities Exchange Act of 1934.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws of the Company (2)
4.1	Amended and Restated Note Purchase Agreement, dated December 28, 2000, by and among the Company, Corporacion Pipasa, S.A., Corporacion As de Oros, and Pacific Life Insurance Company (1)
10.1	Promissory Note, dated March 1, 2002, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.2	Promissory Note, dated March 1, 2002, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.3	Promissory Note, dated January 31, 2001, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.4	Promissory Note, dated May 14, 2002, from Inversiones La Ribera to Corporacion Planeta Dorado (1)
10.5	Promissory Note, dated October 30, 2001, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.6	Promissory Note, dated October 30, 2001, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.7	Promissory Note, dated January 31, 2001, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.8	Promissory Note, dated October 30, 2001, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.9	Promissory Note, dated May 29, 2001, from Inversiones La Ribera to As de Oros. (1)
10.10	Promissory Note, dated May 29, 2001, from Inversiones La Ribera to As de Oros. (1)
10.11	Promissory Note, dated April 1, 2001, from O.C.C.to Corporacion Pipasa, S.A. (1)
10.12	Promissory Note, dated April 1, 2001, from Atisbos De Belen.to Corporacion Pipasa, S.A. (1)
10.13	Promissory Note, dated April 1, 2001, from Atisbos De Belen.to Corporacion Pipasa, S.A. (1)
10.14	Promissory Note, dated January 31, 2001, from Avicola Core Etuba to Corporacion Pipasa, S.A. (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

(1)	Incorporated by reference to the Company’s Amendment No. 2 to Form 10-K/A, as filed with the Commission on July 28, 2003.
(2)	Incorporated by reference to the Company’s 10-KSB40, as filed with the Commission on October 13, 1995.

The following is a list of Current Reports on Form 8-K filed during the third and fourth quarters of fiscal 2003:

The Company filed a Current Report on Form 8-K dated April 1, 2003 under Item 4 relating to engagement of services of Stonefield Josephson, Inc as its new independent auditors.

The Company filed a Current Report on Form 8-K dated May 20 2003 under Item 9 relating to the Chief Executive Officer and the Chief Financial Officer’s inability to make the certifications required by Section 906 of the Sarbanes-Oxley Act in connection with the Company’s filing of Form 10-Q for the six months ended March 31, 2003.

The Company filed a Current Report on Form 8-K dated July 7, 2003 under Item 5 relating to the notification from the American Stock Exchange (the “AMEX”) indicating the Company is no longer in compliance with certain listing standards and that the staff of the AMEX intends to file an application with Securities and Exchange Commission to strike the Company’s common stock from listing and registration on the AMEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICA FOODS, INC.

Dated: August 19, 2003	By:	/s/ CALIXTO CHAVES
Calixto Chaves Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 19, 2003	/s/ CALIXTO CHAVES
Calixto Chaves Chief Executive Officer

Dated: August 19, 2003	/s/ GINA SEQUEIRA
Gina Sequeira Chief Financial Officer