Form 10-Q/A
period 2002-12-31
RICA FOODS INC
filed 2003-08-20
CIK 789881

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of August 2, 2003, the number of shares issued and outstanding of the Company’s common stock, par value $0.001 per share was 12,864,321.

RICA FOODS, INC. AND SUBSIDIARIES

ITEM 1.	FINANCIAL SATEMENTS

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2002	September 30, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,641,007	$2,728,293
Short-term investments	2,493,443	2,492,266
Notes and accounts receivable	18,226,445	15,925,710
Due from related parties	1,422,370	1,429,847
Inventories	12,781,474	14,145,070
Deferred income taxes	316,749	417,352
Prepaid expenses	804,099	782,826

Total current assets	41,685,587	37,921,364
Property, plant and equipment	38,540,640	39,627,144
Long-term receivables-trade	722,056	901,009
Long-term investments	4,020,039	4,109,309
Other assets	7,262,851	6,564,407
Goodwill	1,701,291	1,723,414

Total assets	$93,932,464	$90,846,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,094,407	$18,975,032
Accrued expenses	2,785,655	3,428,707
Notes payable	19,695,511	17,074,336
Current portion of long-term debt	8,009,564	8,190,702
Due to stockholders	67,274	—

Total current liabilities	51,652,411	47,668,777
Long-term debt, net of current portion	15,011,017	16,018,388
Deferred income tax liability	2,116,593	2,124,450

Total liabilities	68,780,021	65,811,615
Minority interest	1,336,445	1,336,445
Stockholders’ equity:
Common stock	12,865	12,865
Preferred stock	2,216,072	2,216,072
Additional paid-in capital	25,800,940	25,800,940
Accumulated other comprehensive loss	(13,157,144)	(12,206,661)
Retained earnings	14,709,739	13,654,202

	29,582,472	29,477,418
Less:
Due from stockholders	(5,483,080)	(5,495,437)
Treasury stock, at cost	(283,394)	(283,394)

Total stockholders’ equity	23,815,998	23,698,587

Total liabilities and stockholders’ equity	$93,932,464	$90,846,647

The accompanying notes to the unaudited financial statements are an integral part of these balance sheets.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,
	2002	2001
Sales	$35,158,870	$34,782,652
Cost of sales	23,698,847	22,357,774

Gross profit	11,460,023	12,424,878

Operating expenses:
Selling	5,057,332	5,059,589
General and administrative	3,350,398	3,392,612

Total operating expenses	8,407,730	8,452,201

Income from operations	3,052,293	3,972,677
Other expenses (income):
Interest expense	1,153,303	1,306,400
Interest income	(421,522)	(369,099)
Foreign exchange loss, net	814,318	821,414
Miscellaneous, net	(107,894)	(95,501)

Other expenses, net	1,438,205	1,663,214

Income before income taxes and minority interest	1,614,088	2,309,463
Provision for income tax expense	504,161	441,433

Income before minority interest	1,109,927	1,868,030
Minority interest	18,138	19,048

Net income loss	1,091,789	1,848,982
Preferred stock dividends	36,252	35,705

Net income applicable to common stockholders	$1,055,537	$1,813,277

Basic earnings per share	$0.08	$0.14

Diluted earnings per share	$0.08	$0.14

Basic weighted average number of common shares outstanding	12,811,469	12,811,469

Diluted weighted average number of common shares outstanding	12,811,469	12,811,469

The accompanying notes to the unaudited financial statements are an integral part of these statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended December 31, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$1,091,789	$1,848,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,193,273	1,195,573
Production poultry	866,705	864,769
Amortization of deferred costs of loans	50,194	36,318
Allowance for inventory obsolescence	9,769	5,913
Derivative unrealized loss	(161,638)	—
Gain on sale of productive assets	(7,918)	(80,915)
Deferred income tax benefit	84,114	(30,359)
Provision for doubtful receivables	27,649	135,574
Minority interest	18,138	19,048
Changes in operating assets and liabilities:
Notes and accounts receivable	(2,394,725)	(1,360,214)
Inventories	487,217	(916,924)
Prepaid expenses	16,113	52,559
Accounts payable	2,119,374	3,254,184
Accrued expenses	(643,053)	(246,899)
Long-term receivables-trade	157,410	45,260

Net cash provided by operating activities	2,914,411	4,822,869

Cash flows from investing activities:
Short-term investments	(1,177)	682,439
Long-term investments	(18,675)	(18,420)
Additions to property, plant and equipment	(682,453)	(2,382,691)
Proceeds from sales of productive assets	31,021	122,501
Increase in other assets	(1,139,559)	(2,494)

Net cash used in investing activities	(1,810,843)	(1,598,665)

Cash flows from financing activities:
Preferred stock cash dividends	(54,390)	(54,753)
Short-term financing:
New loans	6,107,133	6,516,173
Payments	(3,478,828)	(8,328,509)

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended December 31, 2002 and 2001

(Unaudited)

(Continued)

	2002	2001
Long-term financing:
New loans	—	2,868,986
Payments	(1,193,082)	(1,392,227)
Treasury stock acquired	—	(15,000)
Due from stockholders and related party	67,274	19,801

Net cash provided by (used in) financing activities	1,448,107	(385,529)

Effect of exchange rate changes on cash and cash equivalents	361,039	214,990

Increase in cash and cash equivalents	2,912,714	3,053,665
Cash and cash equivalents at beginning of period	2,728,293	4,920,870

Cash and cash equivalents at end of period	$5,641,007	$7,974,535

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$796,254	$945,774

Income taxes	$3,417,555	$25,664

Supplemental Schedule of non-cash activities:
Benefits to Chief Executive Officer	$67,274	$—

The accompanying notes to the unaudited financial statements are an integral part of these statements.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its subsidiaries: Corporacion Pipasa, S.A. and Subsidiaries (“Pipasa”) and Corporacion As de Oros, S.A. and Subsidiaries (“As de Oros”) (collectively the “Company”) that appear in this Quarterly Report on Form 10-Q/A. Rica Foods, Inc. owns 100% of the outstanding common stock of Pipasa and As de Oros. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q/A and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2002, which are included in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A . Management has included in the Company’s financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2003. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management’s authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002.

NOTE 2 – RECLASSIFICATIONS

Certain reclassifications in the statement of cash flows have been made to the prior period to conform to current presentation.

NOTE 3 – INVENTORIES AND PRODUCTION POULTRY

Inventories consist of the following:

	December 31, 2002	September 30, 2002
	(Unaudited)
Finished products	$3,258,178	$4,258,619
In-process	3,022,736	2,939,820
Live poultry – net	2,749,707	3,007,081
Materials and supplies-net	1,989,260	1,798,148
Raw materials	1,424,865	1,880,515
In-transit	336,728	260,887

	$12,781,474	$14,145,070

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

NOTE 5 – SEGMENT INFORMATION (unaudited):

The following describes the performance by segment (in millions of U.S. dollars):

Segments:	Three months ended December 31,
	2002	2001
Sales, net:
Broiler	$16.07	$18.88
Animal feed	8.26	6.47
By-products	4.72	3.88
Exports	1.74	2.22
Quick service	2.21	1.78
Other	2.16	1.55

Total net sales	35.16	34.78

Broiler	3.95	5.14
Animal feed	0.87	1.01
By-products	0.80	0.65
Exports	0.27	0.26
Quick service	0.18	0.18
Other	0.33	0.12
Corporate	(3.35)	(3.39)

Operating income	3.05	3.97

Other expenses (income)	1.44	1.66

Income before provision for income taxes and minority interest	$1.61	$2.31

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

Quick Service: Corporacion Planeta Dorado, S.A. and its subsidiary operate 28 restaurants ( the “Restaurants”) located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. The Restaurants distinguish themselves from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

Other: This segment includes sales of commercial eggs, non-recurring sales of fertile eggs, fertilizers and raw material, among others.

Corporate: This segment is composed of General and General expenses of the Company, which do not generate revenues.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) are as follows (unaudited):

	Three Months ended December 31,
	2002	2001
Net income	$1,091,789	$1,848,982
Derivative unrealized loss	(19,400)	—
Deferred loss to be recognized in cost of production	(142,238)	—
Foreign currency translation adjustment	(788,845)	(610,487)

Total comprehensive income	$141,306	$1,238,495

The Company uses futures to purchase corn and soy-bean meal, the primary ingredients in the chicken feed. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness has been recognized for the three months ended December 31, 2002. The Company expects that losses in the amount of $142,238, recorded as comprehensive loss during the three months ended December 31, 2002, will be recognized into costs of production within the next three months.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 8—DUE TO STOCKHOLDERS

Since the Company’s inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed the repayment of the various notes, loans and credit facilities (the “Credit Arrangements”) of the Company and its various operating subsidiaries. As of December 31, 2002, an aggregate of $27.3 million of the Company’s Credit Arrangements were personally guaranteed by Mr. Chaves.

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

As of December 31, 2002, the Company was indebted to Mr. Calixto Chaves in the amount of $67,274, which was originated by the Financial Service Fee.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management is responsible for preparing the Company’s consolidated financial statements and related information that appears in this Form 10-Q/A. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s consolidated financial condition and results of operations in conformity with accounting principles accounting principles in the United States of America (“GAAP”). Management has included in the Company’s consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at the appropriate cost, that transactions are executed in accordance with the Company’s authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

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

The Company’s operations are primarily conducted through its 100% owned subsidiaries: Pipasa and As de Oros and their respective subsidiaries. The Company, through its subsidiaries, is the largest poultry company in Costa Rica. As de Oros also owns and operates a chain of quick service restaurants in Costa Rica called “Restaurantes As” and “Kokoroko”

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002 and with the Company’s unaudited consolidated interim financial statements as of December 31, 2002 and for the three-month period ended December 31, 2002 and 2001 contained herein.

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

For the three months ended December 31, 2002, the Company generated net income applicable to common stockholders of $1,055,537 ($0.08 earnings per share), compared to $1,813,277 ($0.14 earnings per share) for the three months ended December 31, 2001. For the three months ended December 31, 2002, net sales increased by 1.08% when compared to the three months ended December 31, 2001, mainly due to increases in the sales of the animal feed, by-products, quick service and others, offset by decrease in sales of broiler and export segments. Cost of sales increased by 5.75%, mainly due to increases in the cost of imported raw material and increase in production volumes, primarily of the animal feed segment.

The Company use segment profit margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the Sales, net associated with the subject segment.

Broiler sales decreased by 14.89% primarily due to a volume decrease of 11.07%. The Company believes that the decrease is mainly due to a relative reduction in consumer purchasing power due to economic conditions in Costa Rica, which causes a reduction in the consumption of the product of this particular segment. There was also an increase in domestic competition which resulted in a decrease in the number of broiler customers. To counteract the effects of a decrease in the demand of broiler, the Company offered temporary sales discounts, which resulted in a lower sales price when compared to the three months ended December 31, 2001. The profit margin for the Broiler segment decreased from 27.23% to 24.58%, primarily due to a decrease in the average sales prices of broilers.

Animal feed sales increased by 27.57%, mainly due to a volume increase of 28.72%. The Company believes the increase in volume is mainly attributable to increase in the number of commercial animal feed customers. The profit margin for animal feed decreased from 15.57% to 10.53%, mainly due to an increase costs primarily due to increases in costs of imported raw material.

Sales of by-products increased by 21.52% mainly due to a volume increase of 27.85%. The Company believes the increase in volume is primarily due to an improvement in the quality of the product and an increase in distribution channels. The profit margin slightly decreased from 17.53% to 16.96%.

Export sales decreased by 21.32%, mainly due to the discontinuation of broiler exports to Honduras, due to the Honduran government’s restriction of the import of poultry related products. In addition, the Company did not export broiler products to Hong Kong for the three months ended December 31, 2002. In addition, there was a decrease in some products exported to Colombia, Nicaragua and El Salvador. Profit margin increased from 11.50% to 15.27%, mainly due to a shift in the sales mix to more profitable products sold.

Sales for the quick service segment increased by 24.32%, mainly as a result of a sales price campaign to increase demand of the product. Profit margin decreased from 10.20% to 8.38%, mainly due to sales price reductions in addition to an increase in operating expenses such as promotional events, advertising and other marketing strategies.

Sales for the other products segment increased by 39.12% mainly due to an increase in sales of commercial eggs. Segment profit margin increased from 6.36% to 15.31% due to variations in the sales mix and realization of certain production economies of scale.

Operating expenses decreased by 0.53% for the three months ended December 31, 2002 when compared to the three months ended December 31, 2001. The decrease was primarily a result of the Company’s effort to adopt cost efficient measures in its General and Administrative expenses. Likewise, the Company continues to seek additional efficiencies in its Selling expenses by improving its distributions logistics and adopting cost efficiency measures. Operating expenses represented 23.91% and 24.30% of net sales for the three months ended December 31, 2002 and December 31, 2001, respectively.

Other expenses decreased by 13.53% for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. This decrease is mainly due to a decrease in interest expenses, mainly due to a decrease in debt bearing higher interest rates.

The provision for income tax expense for the three months ended December 31, 2002 amounted to $504,161 compared to $441,433 for the three months ended December 31, 2001. This represents an increase in the effective income tax rate from 19.11% to 31.24%. In December 2002, the government of Costa Rica enacted temporary changes in the income tax law, applicable for the twelve months beginning in January 2003 through December 2003. Such changes provide a temporary increase in the tax rate from 30% to 36%, as part of the solutions to decrease the actual governmental deficit.

Financial condition

Operating activities: As of December 31, 2002, the Company had $5.64 million in cash and cash equivalents. The working capital deficit was $9.97 million and $9.74 million as of December 31, 2002 and September 30, 2002, respectively. The current ratio was 0.81 as of December 31, 2002 and 0.80 as of September 30, 2002.

Cash provided by operating activities amounted to approximately $2.91 million and $4.82 million for the there months ended December 31, 2002 and December 31, 2001, respectively. The decrease in cash provided by operations is mainly due to a decrease in net income, a relative decrease in the deferred payment of accounts payables and a relative increase in the amounts of note and accounts receivables paid. The relative decrease in cash provided by operations was, partly offset by a decrease in inventories.

Funds used for investing activities for the three months ended December 31, 2002 totaled approximately $1.81 million, compared to $1.60 million for the three months ended December 31, 2001. The Company invested approximately $682,000 in property, plant and equipment for the three months ended December 31, 2002 as well as $1.14 million in other assets compared to an approximate investment of $2.38 million in property, plant, and equipment for the months ended December 31, 2001

Historically, the Company has made significant capital investments in property, plant and equipment in order to obtain operating efficiencies, facilitate expansion into new markets and develop new products. The Company’s capital expenditures in the three months ended December 31, 2002 are primarily related to the replacement of production equipment and the Company’s investment in Logistica de Granos, S.A. (as discussed below).

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

Port Ventures is the sole shareholder of Logistica and Port Ventures is directly owned and controlled by Jose Pablo Chaves Zamora (“Mr. JP Chaves”). Mr. JP Chaves is the indirect holder of approximately 2.17% of the outstanding shares of the Company. Mr. JP Chaves is also the son of the Company’s Chief Executive Officer, Calixto Chaves. Mr. JP Chaves does not hold any positions or titles with the Company or any of its subsidiaries.

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

As of July 8, 2003, As de Oros has remitted approximately 55% of the Purchase Price to Port Ventures (the “Remitted Payment”) in exchange for bills of exchange. The bills of exchange are not secured by tangible assets or readily marketable collateral. In the event the Concessions are not ratified to the Port Companies, the Company anticipates that As de Oros will have limited ability to recoup its investment in Port Ventures. Port Ventures has agreed that As de Oros not need make any further payments until the Concessions are finally ratified.

The Company expects to close this transaction before calendar year 2003, when the definitive approval of the Government of Costa Rica is expected to be obtained.

In addition, the Company believes for the remainder of fiscal year 2003, it will invest in approximately $4.4 million of additional property, plant and equipment.

Cash provided by financing activities for the three months ended December 31, 2002 amounted to $1.45 million compared to cash used by financing activities amounting to approximately $386,000 during the three months ended December 31, 2001. For the three months ended December 31, 2002, the Company retired $4.67 million of short-term and long-term debt compared to $9.71 million for the three months ended December 31, 2001.

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

Short-Term Debt

As of December 31, 2002, the Company had arranged 9 short-term lines of credit and commitments (the “Lines of Credit”) with banks and raw material suppliers for a maximum aggregate principal amount of $ $24.5 million, of which $22.0 million has been utilized.

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

Long-Term Debt

As of December 31, 2002, Long-term debt amounted to $23.0 million of which $8.0 million in principal amount was due in the short-term. Long-term debt is primarily denominated in U.S. dollars and bears interest at rates that range from 2.15% to 11.96% in U.S. dollars and of 24.00% in colones. As of December 31, 2002, Long-term debt amounting to $4.9 million was secured by property valued at $4.8 million. Bank loans are due from January 2003 to October 2008.

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

During the first quarter of 1998, the Company completed a private placement with Pacific Life Insurance Company (“PacLife”) of $20 million in notes payable bearing an annual interest rate of 11.71%, (11.96% beginning in January 2001) and comprised of $8 million in Series A Senior Notes and $12 million in Series B Senior Notes (collectively, the “Notes”). The Notes are not secured by the Company’s assets. However, Pipasa and As de Oros serve as guarantors of the Notes. The principal amount of the Notes are payable in five consecutive annual installments of $4 million each commencing January 15, 2001. Interest is payable semiannually on the unpaid balance until the principal amount is paid in full.

In connection with the issuance of the Notes, the Company entered into certain negative covenants (the “Negative Covenants”) in favor of PacLife. More specifically, among other things, the Company covenanted to refrain from participating in any material transaction, except transactions in the ordinary course of business with arms-length terms with any person (other than a subsidiary) which directly or indirectly through one or more intermediaries controls, is controlled by, or is in common control with the Company. The Company further agreed that it would not incur additional debt unless that ratio of the Company’s consolidated total debt to the Company’s consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was less than 3 to 1. (the “New Debt Covenant”). Likewise, the Company agreed to restrict its subsidiaries from incurring any additional debt unless the sum of (i) the total debt outstanding of all subsidiaries and (ii) debt secured by liens does not exceed ..5 times the Company’s EBITDA (the “Subsidiary Debt Covenant”). The Company also covenanted that it would not create or incur any lien securing its consolidated total debt unless the sum of (i) the debt secured by such liens and (ii) the debt incurred by the Company’s subsidiaries pursuant to the Subsidiary Debt Covenant would not exceed .5 times the Company’sEBITDA (the “Lien Covenant”). The Notes contain a provision requiring the Company to pay PacLife a fee in the event the Notes are satisfied prior to their scheduled maturity.

The Company has paid PacLife all principal and interest due under the Notes in accordance with the term of the Notes.

As of January 14, 2002, the Company obtained a waiver of certain possible breaches of the Negative Covenants contained in the amended and restated note purchase agreement dated December 28, 2001, among Rica, Pipasa, As de Oros, and PacLife (the “Amended Agreement”). The potential breaches did not involve any payment violation. The Company has made all required payments to PacLife, including a payment of $4.96 million of principal and interest in January 2002, a payment of $750,000 of interest in July 2002 and a payment of $4.7 million of principal and interests on January 15, 2003. Thereafter, the principal amount of Notes was being reduced to $8 millionAs of September 30, 2002 and December 31, 2002, the Company had regained compliance with the provisions of all except one of the Note’s covenants regarding transactions with affiliates (the “Affiliate Covenant”). However, PacLife has granted the Company a conditional waiver with respect to the Company’s breach of the Affiliate Covenant. As a condition to the waiver, the Company has agreed that the aggregate amount of the loans to affiliates shall not be increased at any time, and, if any of such loans are repaid, neither the Company nor any of its subsidiaries shall make any additional affiliate loans.

Pursuant to the terms of the Amended Agreement, the Company is obligated to furnish PacLife, within 120 days after the end of each fiscal year, audited financial statements for the preceding fiscal year and an auditor’s certificate indicating that the auditor is not aware of any events of default under the Amended Agreement (the “Financial Certifications”). The auditing firm must be of recognized “national” standing. The Company was unable to provide the Financial Certifications to Pac-Life by February 27, 2003.

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

As of June 30, 2003, the Company was not in compliance with Lien Covenant and the Affiliate Covenant of the Amended Agreement. On August18, 2003, the Company requested from PacLife a waiver with respect to the Company’s breach of the Lien Covenant and the Affiliate Covenant.

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

As of December 31, 2002, the Company’s short term (within one year) payment obligations under short-term and long-term debt and operating leases were as follows:

Short-term debt	$19,695,511
Long-term debt	8,009,564
Leases	1,160,966

Total	$28,866,041

The Company projects that, as of December 31, 2002, it will need to satisfy at least $28.9 million of short-term debt, long-term debt and capital lease payments within the next twelve months. The Company also projects that it will seek to acquire the use of approximately an additional $4.4 million of property, plant and equipment within fiscal 2003, the use of which equipment may be secured by purchase or lease. Aside from cash generated from operations and the financing sources previously described, the Company has not secured financing to satisfy the Company’s projected capital needs.

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

Foreign Exchange Risk

The subsidiaries of the Company operate in Costa Rica and are exposed to market risk from changes in U.S. currency exchange rates. Foreign exchange risk derives from the fact that the Company makes its payments in U.S. dollars for the majority of its imported raw materials and bank facilities, and its revenues are mostly denominated in colones. The Company does not currently maintain a trading portfolio and does not utilize derivative financial instruments to manage such risks. To mitigate its exposure to variations in devaluations, the Company periodically increases sales prices of some of its products during the year, varies the product mix to those with higher profit and seeks efficiencies in its costs. In addition, the company seeks to increase its exports sales. For the three months ended December 31, 2002, export sales decreased by 21.32% when compared to the three months ended December 31, 2001, mainly due to the discontinuation of broiler exports to Honduras, due to the Honduran government’s restriction of the import of poultry related products.

The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica (“BCCR”). For the last 20 years, BCCRl has utilized the crawling peg method whereby the colon is devalued daily on a systematic basis.

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

Interest Rate Risk

As of December 31, 2002, the Company had outstanding a total of approximately $42.72 million in loans of which $30.72 million bore variable interest rates based on LIBOR or Prime Rate . A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect for the three months ended December 31, 2002, would result in a potential increase in interest expense of $93,500. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges for the three months ended December 31, 2002. The Company expects that losses in the amount of $142,238 recorded in other comprehensive loss as of December 31, 2002, related to cash flow hedges, will be recognized within the following 3 months. The Company generally does not hedge anticipated transactions beyond 6 months.

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

Listing on American Stock Exchange

Although the Company’s common stock is listed on the American Stock Exchange (“AMEX”) under the symbol RCF, trading of the Company’s common stock on the AMEX has been halted. The Company has been advised by the AMEX that trading of the Company’s common stock on the AMEX will be halted at least until the Company has filed with Securities and Exchange Commission consolidated financial statements for fiscal 2002 that include a signed audit report and Quarterly Reports for the first two quarters of fiscal year 2003, reviewed by an independent auditor. .

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws of the Company (2)
4.1	Amended and Restated Note Purchase Agreement, dated December 28, 2000, by and among the Company, Corporacion Pipasa, S.A., Corporacion As de Oros, and Pacific Life Insurance Company (1)
10.1	Promissory Note, dated March 1, 2002, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.2	Promissory Note, dated March 1, 2002, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.3	Promissory Note, dated January 31, 2001, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.4	Promissory Note, dated May 14, 2002, from Inversiones La Ribera to Corporacion Planeta Dorado (1)
10.5	Promissory Note, dated October 30, 2001, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.6	Promissory Note, dated October 30, 2001, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.7	Promissory Note, dated January 31, 2001, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.8	Promissory Note, dated October 30, 2001, from Inversiones La Ribera to Corporacion Pipasa, S.A. (1)
10.9	Promissory Note, dated May 29, 2001, from Inversiones La Ribera to As de Oros. (1)
10.10	Promissory Note, dated May 29, 2001, from Inversiones La Ribera to As de Oros. (1)
10.11	Promissory Note, dated April 1, 2001, from O.C.C.to Corporacion Pipasa, S.A. (1)
10.12	Promissory Note, dated April 1, 2001, from Atisbos De Belen.to Corporacion Pipasa, S.A. (1)
10.13	Promissory Note, dated April 1, 2001, from Atisbos De Belen.to Corporacion Pipasa, S.A. (1)
10.14	Promissory Note, dated January 31, 2001, from Avicola Core Etuba to Corporacion Pipasa, S.A. (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*filed	herewith

(1)	Incorporated by reference to the Company’s Amendment No. 2 to Form 10-K/A, as filed with the Commission on on July 28, 2003.
(2)	Incorporated by reference to the Company’s 10-KSB40, as filed with the Commission on October 13, 1995.

The following is a list of Current Reports on Form 8-K filed during the first, second and third quarters of fiscal 2003:

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

The Company filed a Current Report on Form 8-K dated January 23, 2003 under Item 4 relating to the resignation of Deloitte & Touche as the Company’s independent public accountants. The Company subsequently filed Amendment No. 1, Amendment No. 2, and Amendment No. 3 to this Current Report on Form 8-K.

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