Form 10-Q/A
period 2003-03-31
RICA FOODS INC
filed 2003-08-20
CIK 789881

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-18222

RICA FOODS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0432572
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1840 Coral Way, Suite 101, Miami, Fl	33145
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

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

As of August 2, 2003, the number of shares issued and outstanding of the Company’s common stock, par value $0.001 per share was 12,864,321.

ITEM 1.	FINANCIAL SATEMENTS

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2003 (Unaudited)	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$3,073,107	$2,728,293
Short-term investments	2,468,022	2,492,266
Notes and accounts receivable	15,935,020	15,925,710
Due from related parties	1,426,048	1,429,847
Inventories	15,349,306	14,145,070
Deferred income taxes	297,050	417,352
Prepaid expenses	1,108,686	782,826

Total current assets	39,657,239	37,921,364
Property, plant and equipment	37,259,432	39,627,144
Long-term receivables-trade	710,003	901,009
Long-term investments	3,949,107	4,109,309
Other assets	7,398,331	6,564,407
Goodwill	1,636,054	1,723,414

Total assets	$90,610,166	$90,846,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,314,553	$18,975,032
Accrued expenses	2,672,191	3,428,707
Notes payable	19,611,312	17,074,336
Current portion of long-term debt	7,847,068	8,190,702
Due to stockholders	93,566	—

Total current liabilities	53,538,690	47,668,777
Long-term debt, net of current portion	10,942,393	16,018,388
Deferred income tax liability	2,111,444	2,124,450

Total liabilities	66,592,527	65,811,615
Minority interest	1,336,445	1,336,445
Stockholders’ equity:
Common stock	12,865	12,865
Preferred stock	2,216,072	2,216,072
Additional paid-in capital	25,800,939	25,800,940
Accumulated other comprehensive loss	(13,552,863)	(12,206,661)
Retained earnings	13,967,899	13,654,202

	28,444,912	29,477,418
Less:
Due from stockholders	(5,480,324)	(5,495,437)
Treasury stock, at cost	(283,394)	(283,394)

Total stockholders’ equity	22,681,194	23,698,587

Total liabilities and stockholders’ equity	$90,610,166	$90,846,647

The accompanying notes to the unaudited financial statements are an integral part of these balance sheets.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Sales	$30,833,541	$30,598,961	$65,992,411	$65,381,613
Cost of sales	21,966,799	20,074,802	45,665,646	42,432,576

Gross profit	8,866,742	10,524,159	20,326,765	22,949,037
Operating expenses:
Selling	4,743,348	4,672,871	9,800,680	9,732,460
General and administrative	3,361,996	3,564,287	6,712,394	6,956,899

Total operating expenses	8,105,344	8,237,158	16,513,074	16,689,359
Income from operations	761,398	2,287,001	3,813,691	6,259,678
Other expenses (income):
Interest expense	1,072,970	1,119,851	2,226,273	2,426,251
Interest income	(377,819)	(325,338)	(799,341)	(694,437)
Foreign exchange loss, net	719,474	801,182	1,533,792	1,622,596
Miscellaneous, net	(24,008)	(93,431)	(131,902)	(188,932)

Other expenses, net	1,390,617	1,502,264	2,828,822	3,165,478
Income (loss) before income taxes and minority interest	(629,219)	784,737	984,869	3,094,200
Provision for income tax expense	63,798	293,929	567,959	735,362

Income (loss) before minority interest	(693,017)	490,808	416,910	2,358,838
Minority interest	17,708	19,409	35,846	38,457

Net income (loss)	(710,725)	471,399	381,064	2,320,381
Preferred stock dividends	31,115	35,129	67,367	70,834

Net income (loss) applicable to common stockholders	$(741,840)	$436,270	$313,697	$2,249,547

Basic earnings (loss) per share	$(0.06)	$0.03	$0.03	$0.18

Diluted earnings (loss) per share	$(0.06)	$0.03	$0.03	$0.18

Basic weighted average number of common shares outstanding	12,811,469	12,864,321	12,811,469	12,854,321

Diluted weighted average number of common shares outstanding	12,811,469	12,864,321	12,811,469	12,854,321

The accompanying notes to the unaudited financial statements are an integral part of these statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$381,064	$2,320,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,330,497	2,458,715
Production poultry	1,729,348	1,715,051
Allowance for inventory obsolescence	73,861	11,680
Derivative unrealized loss	78,208	—
Gain on sale of productive assets	(22,464)	(117,318)
Deferred income tax benefit	90,761	(46,968)
Provision for doubtful receivables	138,945	289,822
Minority interest	35,846	38,457
Changes in operating assets and liabilities:
Notes and accounts receivable	(165,536)	(1,853,759)
Inventories	(3,007,446)	(2,890,766)
Prepaid expenses	(298,129)	269,403
Accounts payable	4,339,521	2,395,593
Accrued expenses	(756,516)	(361,017)
Long-term receivables-trade	149,113	59,080

Net cash provided by operating activities	5,097,073	4,288,354

Cash flows from investing activities:
Short-term investments	24,244	(988,447)
Long-term investments	(49,449)	(19,101)
Additions to property, plant and equipment	(2,028,246)	(1,366,042)
Proceeds from sales of productive assets	886,076	260,007
Increase in other assets	(1,596,459)	(2,583,017)

Net cash used in investing activities	(2,763,834)	(4,696,600)

Cash flows from financing activities:
Preferred stock cash dividends	(103,213)	(109,291)
Short-term financing:
New loans	11,237,167	12,146,871
Payments	(8,787,477)	(11,052,227)

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended March 31, 2003 and 2002

(Unaudited)

(Continued)

	2003	2002
Long-term financing:	802,977	2,834,302
New loans	(6,257,412)	(6,357,486)
Payments
Amortization of deferred debt costs	116,694	50,584
Treasury stock acquired	—	(15,000)
Due from stockholders and related party	93,566	925,843

Net cash used in financing activities	(2,897,698)	(1,576,404)

Effect of exchange rate changes on cash and cash equivalents	909,273	680,808
Increase in cash and cash equivalents	344,814	(1,303,842)
Cash and cash equivalents at beginning of period	2,728,293	4,920,870

Cash and cash equivalents at end of period	$3,073,107	$3,617,028

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$2,310,590	$2,588,546

Income taxes	$534,013	$120,485

Supplemental Schedule of non-cash activities:
Benefits to Chief Executive Officer	$136,863	$—

The accompanying notes to the unaudited financial statements are an integral part of these statements.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its subsidiaries: Corporacion Pipasa, S.A. and Subsidiaries (“Pipasa”) and Corporacion As de Oros, S.A. and Subsidiaries (“As de Oros”) (collectively the “Company”) that appear in this Quarterly Report on Form 10-Q/A. Rica Foods, Inc. owns 100% of the outstanding common stock of Pipasa and As de Oros. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q/A and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2002, which are included in Amendment No.2 to the Company’s Annual Report on Form 10-K/A. Management has included in the Company’s financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three and six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2003. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management’s authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Amendment No.2 to the Company’s Annual Report on Form 10K/A for the fiscal year ended September 30, 2002.

NOTE 2 – RECLASSIFICATIONS

Certain reclassifications in the statement of cash flows have been made to the prior period to conform to current presentation.

NOTE 3 – INVENTORIES AND PRODUCTION POULTRY

Inventories consist of the following:

	March 31, 2003	September 30, 2002
	(Unaudited)
Finished products	$3,338,749	$4,258,619
In-process	2,982,706	2,939,820
Live poultry – net	3,069,554	3,007,081
Materials and supplies	1,817,164	1,798,148
Raw materials	2,269,316	1,880,515
Other	21,217	—
In transit and others	1,850,600	260,887

	$15,349,306	$14,145,070

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

NOTE 5 – SEGMENT INFORMATION (unaudited):

The following describes the performance by segment (in millions of U.S. dollars)

	Three months ended March 31,		Six months ended March 31,
Segments	2003	2002	2003	2002
Sales, net:
Broiler	$14.89	$16.71	$30.96	$35.60
Animal feed	7.60	5.80	15.86	12.27
By-products	3.41	3.53	8.13	7.41
Exports	1.44	1.83	3.18	4.04
Quick service	1.56	1.32	3.77	3.10
Other	1.93	1.41	4.09	2.96

Total net sales	30.83	30.6	65.99	65.38

Broiler	3.06	4.32	7.01	9.46
Animal feed	0.61	0.80	1.48	1.80
By-products	0.29	0.55	1.09	1.23
Exports	0.22	0.12	0.49	0.38
Quick service	0.03	0.09	0.21	0.27
Other	(0.09)	(0.03)	0.24	0.07
Corporate	(3.36)	(3.56)	(6.71)	(6.96)

Operating income	0.76	2.29	3.81	6.25
Other expenses (income)	1.39	1.50	2.83	3.16

Income (loss) before income taxes and minority interest	$(0.63)	$0.79	$0.98	$3.08

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

Broiler: Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats, according to information provided by the Junta de Fomento Avicola, a Costa Rican governmental institution. Poultry is a generic product, consumed at all social levels and is not defined by geographic markets. The Company’s main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa™ and As de Oros™. Polls and consumer information gathered by the Company indicate that Costa Ricans eat chicken at least once a week. Chicken is sold to institutional customers, schools, hospitals, hotels, supermarkets, restaurants and small grocery stores.

Animal Feed: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses, shrimp and domestic pets. The Company’s animal feed products are sold through the Ascan™, Aguilar y Solis™, Dogpro™, Mimados™ Kan Kan™, and Nutribel™ brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through the Mimados™, Dogpro™ Kan Kan™, and Ascan™ brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels. The Company is currently the leader in the animal feed market in Costa Rica, with an approximate 28% market share.

By-products: By-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. The Zaragoza ™ brand name includes chicken, beef and pork by-products. The Company’s chicken by-products are sold through the Kimby™, Tiquicia™, Chulitas™, Zaragoza™, Pimpollo ™ and As de Oros™ brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets, and sales are predominantly driven by price. The Kimby™ brand name is the leading seller of chicken by-products in Costa Rica.

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

Corporate: This segment is composed of General and Administrative expenses of the Company, which do not generate revenues .

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) are as follows (unaudited):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Net income (loss)	$(710,725)	471,399	$381,064	$2,320,381
Derivative unrealized gain	117,761	—	98,361	—
Deferred gain (loss) to be recognized in cost of production	122,085	—	(20,153)	—
Foreign currency translation adjustment	(635,565)	(769,036)	(1,424,410)	(1,379,522)

Total comprehensive income (loss)	$(1,106,444)	$(297,637)	$(965,138)	$940,859

The Company uses futures to purchase corn and soy-bean meal, the primary ingredients in the chicken feed. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness has been recognized for the six months ended March 31, 2003. The Company expects that gains in the amount of $122,085 recorded as comprehensive income during the three months ended March 31, 2003, will be recognized into costs of production within the next three months.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 8 – DUE TO STOCKHOLDERS

Since the Company’s inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed the repayment of the various notes, loans and credit facilities (the “Credit Arrangements”) of the Company and its various operating subsidiaries. As of March 31, 2003, an aggregate of $27.3 million of the Company’s Credit Arrangements were personally guaranteed by Mr. Chaves.

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

For the six months ended March 31, 2003, the Company had paid a Financial Service Fee to Mr. Calixto amounting to $136,863, of which $43,297 Mr. Chaves directed the Company to off-set amounts he owed to the Company. As of March 31, 2003, the Company indebtedness to Mr. Chaves amounted to $93,566, which was originated by the Financial Service Fee.

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

For the three months ended March 31, 2003, the Company generated a net loss applicable to common stockholders of $741,840 ($0.06 losses per share), compared to a net income applicable to common stockholders of $436,270 ($0.03 earnings per share) for the three months ended March 31, 2002. For the three months ended March 31, 2003, net sales increased by 0.77% when compared to the three months ended March 31, 2002 Cost of Sales increased by 9.42% mainly due to increases in the cost of imported raw material.

The Company use segment profit margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the Sales, net associated with the subject segment.

Broiler sales decreased by 10.89% primarily due to a volume decrease of 8.15%. The Company believes that the decrease is mainly due an increase of domestic competition, and a relative reduction in consumer purchasing power due to economic conditions of Costa Rica The profit margin for the Broiler segment decreased from 25.82% to 20.57%, primarily due to an increase in cost of imported raw material.

Animal feed sales increased by 31.13%, mainly due to a volume increase of 34.59%. The Company believes the increase in volume is mainly attributable to an increase in the number of commercial animal feed customers, an increase in and a higher demand of aquaculture and live-stock feed, due to an increase in the commercial activity in this sector of the economy. In addition, pet food products increased due to an increase in distribution channels and sales coverage in new areas. The profit margin for animal feed decreased from 13.75% to 7.99%, mainly due to an increase costs of imported raw material and variations in the sales mix to less profitable products.

Sales of by-products decreased by 3.31% mainly due to a volume decrease of 3.98%. The Company believes the decrease is mainly due to a decrease in production due to the burning of the Company’s by-product processing plant in February 2003. Due to the partial destruction of the by-product production plant by a fire, the Company has been producing its by-products in three rented different facilities from three different companies. The production is administrated and performed in its entirety by the Company. Notwithstanding the fire and the use of these rented facilities, Company has been able to continue producing products that meet its quality standards.

Production costs for by-products are expected to increase by an estimated 15% to 17% for the remainder of fiscal year 2003 due to the cost of renting production facilities from third parties. The Company believes that the plant will return to its full working condition by the end of September 2003. The profit margin for by-products decreased from 15.69% to 8.58%, mainly due to an increase in the costs of imported raw material and incremental costs of renting other facilities

Export sales decreased by 21.37%, mainly due to the discontinuation of broiler exports to Honduras, due to the Honduran government’s restriction of the import of poultry related products. In addition, the Company decreased sales of animal feed products in the aquaculture sector mainly due to the deteriorating credit rating of customers. Profit margin increased from 8.49% to 15.36%, mainly due to a shift in the sales mix to more profitable products sold.

Sales for the quick service segment increased by 17.83%, mainly as a result of a sales price campaign to increase demand of the product. Profit margin decreased from 6.83% to 2.13%, mainly due to sales price reductions.

Sales for the other products segment increased by 37.20% mainly due to an increase in sales of commercial eggs. Segment profit margin did not vary significantly.

Operating expenses decreased by 1.60% for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. The decrease was primarily a result of the Company’s effort to adopt cost efficient measures in its General and Administrative expenses. Operating expenses represented 26.29% and 26.92% of net sales for the three months ended March 31, 2003 and March 31, 2002, respectively.

Other expenses decreased by 7.43% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, mainly due to a decrease in interest expense and foreign exchange loss. The Company’s average indebtedness and average debt interest rate decreased for the three months ended March 31, 2003, when compared to the three months ended March 31, 2002, which result in a decrease in interest expense and foreign exchange loss.

The provision for income tax expense for the three months ended March 31, 2003 amounted to $63,798 compared to $293,929 for the three months ended March 31, 2002. Effective income tax rates decreases from 37.46% to a –10.14%, mainly due to a decrease in the Company’s taxable income.

In December 2002, the government of Costa Rica enacted temporary changes in the income tax law, applicable for the twelve months beginning in January 2003 through December 2003. Such changes provide a temporary increase in the tax rate from 30% to 36%, as part of Costa Rican government’s the solution to decrease the actual governmental deficit. As a result, the composite tax rate for the Company’s fiscal year 2003 is of 34%.

Results of operations for the six months ended March 31, 2003 compared to the six months ended March 31, 2002.

For the six months ended March 31, 2003, the Company generated net income applicable to common stockholders of $313,697 ($0.03 earnings per share), compared to a net income applicable to common stockholders of $2,249,547 ($0.18 earnings per share) for the six months ended March 31, 2002. For the six months ended March 31, 2003, net sales increased by 0.93% when compared to the six months ended March 31, 2003 and cost of sales increased by 7.62% for the same period. Cost of sales increase is mainly due to increases in the costs of imported raw material.

Broiler sales decreased by 13.01% primarily due to a volume decrease of 9.70%. The Company believes that the decrease is mainly due to a combination of a relative reduction in consumer purchasing power due to economic conditions in Costa Rica, which causes a reduction in the consumption of the product of this particular segment and an increase in domestic competition which resulted in a decrease in the number of broiler customers.

To counteract the effects of a decrease in the demand of broiler, the Company offered temporary sales discounts, which resulted in a lower sales price when compared to the six months ended March 31, 2002. The profit margin for the Broiler segment decreased from 26.57% to 22.65%, primarily due to an increase in the cost of imported raw material and a decrease in the average sales prices of broilers.

Animal feed sales increased by 29.25%, mainly due to a volume increase of 31.46%. The Company believes the increase in volume is mainly attributable to an increase in the number of commercial animal feed customers. The profit margin for animal feed decreased from 14.71% to 9.31%, mainly due to an increase costs primarily due to increases in costs of imported raw material.

Sales of by-products increased by 9.69% mainly due to a volume increase of 12.76%. The Company believes the increase in volume is primarily due to an improvement in the quality of the product and an increase in distribution channels, offset by a decrease in production levels, due to the partial damage of the Company’s by-product processing plant by a fire in February 2003. The profit margin decreased from 16.65% to a 13.44%, mainly due to higher production costs.

Export sales decreased by 21.34%, mainly due to the discontinuation of broiler exports to Honduras, due to the Honduran government’s restriction of import of poultry related products and a decrease in the number of aquaculture feed customers. In addition, the Company decreased exports of other products to other countries. Profit margin increased from 10.14% to 15.31%, mainly due to a shift in the sales mix to more profitable products sold.

Sales for the quick service segment increased by 21.55%, mainly as a result of a sales price campaign to increase demand of the product. Profit margin decreased from 8.76% to 5.80%, mainly due to sales price reductions.

Sales for the other products segment increased by 38.21% mainly due to an increase in sales of commercial eggs. Segment profit margin increased from 1.27% to 5.80% due to variations in the sales mix.

Operating expenses decreased by 1.06% for the six months ended March 31, 2003 when compared to the six months ended March 31, 2002. The decrease was primarily a result of the Company’s effort to adopt cost efficient measures in its General and Administrative expenses. Operating expenses represented 25.02% and 25.53% of net sales for the six months ended March 31, 2003 and March 31, 2002, respectively.

Other expenses decreased by 10.63% for the six months ended March 31, 2003, when compared to the six months ended March 31, 2002. The Company’s average indebtedness and average debt interest rate decreased for the six months ended March 31, 2003, when compared to the six months ended March 31, 2002, which result in a decrease in interest expense and foreign exchange loss.

The provision for income tax expense decreased from $735,362 for the six months ended March 31, 2002 to $567,959 for the six months ended March 31, 2003, mainly due to a decrease in taxable income of the Company’s subsidiaries. The effective tax rate increased from 23.77% to 57.67%

Financial condition

Operating activities: As of March 31, 2003, the Company had $3.07 million in cash and cash equivalents. The working capital deficit was $13.88 million and $9.75 million as of March 31, 2003 and September 30, 2002, respectively. The current ratio was 0.74 as of March 31, 2003 and 0.79 as of September 30, 2002.

Cash provided by operating activities amounted to approximately $5.10 million and $4.29 million for the six months ended March 31, 2003 and March 31, 2002, respectively. Although the Company’s net income for the six months ended March 31, 2003 was approximately $1.94 million less than the comparable period ended March 31, 2002, the Company recognized an increase in cash provided by operations primarily due to a reduction in the rate of satisfying Notes and accounts receivable ($1.69 million) and an increase in accounts payable ($1.94 million). The increase in cash provided by operations was tempered by an increase in accrued expenses which utilized approximately $395, 000 more cash in the six months ended March 31, 2003 than in the comparable period ended March 31, 2002.

Cash utilized in investing activities was approximately $2.76 million and $4.7 million in the six months ended March 31, 2003 and 2002, respectively. The Company’s lower utilization of cash for investing activities was principally due to a decrease in the amount of cash utilized for short-term investments ($1.01 million), an increase in the sale of productive assets ($.63 million) and a decrease in the amount of other assets acquired ($.99 million), which decrease was tempered by an increased amount of spending related to property, plant and equipment ($.66 million).

Additions to property, plant, and equipment for the six month period ended March 31, 2003 primarily relate to the reconstruction of the fire-damaged, by-product processing plant and the replacement of production equipment damaged in the by-product plant fire. There was also an increase in cash utilized for other assets investments primarily stemming from the Company’s investment in Logistica de Granos, S.A. (as discussed below).

The Company retired production equipment and processing plant facilities with a net book value amounting to approximately $750,000, from the fire damaged by-product processing plant. Currently, the Company is reconstructing plant facilities and purchasing new production equipment. The Company anticipates that approximately 60% of total reconstruction cost will be covered by insurance. As of the day of this report, the Company has received approximately 44% of cash in advance from the insurance company and estimates that the remaining amount will be received by the end of August 2003. The Company believes that it will need funds of approximately $1.4 million to conclude the reconstruction of the by-product processing plant, and anticipates that approximately 57% of the anticipated $1.4 million investment will be covered by insurance and the remaining needed funds will be provided by external financing sources and the Company’s operating cash flow.

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

The Company expects to close this transaction before calendar year 2003, when the definitive approval of the Government of Costa Rica is expected to be obtained

In addition, the Company believes for the remainder of fiscal year 2003, it will invest in approximately $2.5 million of additional property, plant and equipment, of which approximately $1.4 million is related to reconstruction of the further processing plant.

Cash used for financing activities for the six months ended March 31, 2003 amounted to $2.90 million compared to cash used for financing activities amounting to $1.57 million during the six months ended March 31, 2002. For the six months ended March 31, 2003, the Company retired $15.04 million of short-term and long-term debt compared to $17.41 million for its comparable period during fiscal year 2002. Included in the amount of cash used by financing activities is the required principal payment of $4.0 million paid by the Company to Pacific Life Insurance Company on January 15, 2003, thereby reducing the outstanding amount to $8 million from an original $20 million.

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

Long-Term Debt

As of March 31, 2003, long-term debt amounted to $18.79 million which $7.85 million in principal amount was due in the short-term. long-term debt is primarily denominated in U.S. dollars and bears interest at rates that range from 2.78% to 11.96% in U.S. dollars and of 24% in colones. As of March 31, 2003, Part of the long-term debt was secured by property valued at $4.8 million. The Company’s long-term debt are due from April 2003 to October 2008.

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

In connection with the issuance of the Notes, the Company entered into certain negative covenants (the “Negative Covenants”) in favor of PacLife. More specifically, among other things, the Company covenanted to refrain from participating in any material transaction, except transactions in the ordinary course of business with arms-length terms with any person (other than a subsidiary) which directly or indirectly through one or more intermediaries controls, is controlled by, or is in common control with the Company (the “Affiliate Covenant”). The Company further agreed that it would not incur additional debt unless that ratio of the Company’s consolidated total debt to the Company’s consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was less than 3 to 1. (the “New Debt Covenant”). Likewise, the Company agreed to restrict its subsidiaries from incurring any additional debt unless the sum of (i) the total debt outstanding of all subsidiaries and (ii) debt secured by liens does not exceed .5 times the Company’s EBITDA (the “Subsidiary Debt Covenant”). The Company also covenanted that it would not create or incur any lien securing its consolidated total debt unless the sum of (i) the debt secured by such liens and (ii) the debt incurred by the Company’s subsidiaries pursuant to the Subsidiary Debt Covenant would not exceed 0.5 times the Company’s EBITDA (the “Lien Covenant”). The Notes contain a provision requiring the Company to pay PacLife a fee in the event the Notes are satisfied prior to their scheduled maturity.

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

Pursuant to the terms of the Amended Agreement, the Company is obligated to furnish PacLife, within 120 days after the end of each fiscal year, audited financial statements for the preceding fiscal year and an auditor’s certificate indicating that the auditor is not aware of any events of default under the Amended Agreement (the “Financial Certifications”). The auditing firm must be of recognized “national” standing. The Company was unable to provide the Financial Certifications to PacLife by February 27, 2003.

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

Impairment of long-lived assets and goodwill: The Company assesses long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to the result from its use and eventual disposition. If impairment indicators are present, the Company must measure the fair value of the assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” to determine if adjustments are to be recorded. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective asset.

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

Income taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement-carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realize. In assessing a valuation allowance for a deferred tax asset, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would need to be adjusted.

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

Foreign Exchange Risk

The subsidiaries of the Company operate in Costa Rica and are exposed to market risk from changes in U.S. currency exchange rates. Foreign exchange risk derives from the fact that the Company makes its payments in U.S. dollars for the majority of its imported raw materials and bank facilities, and its revenues are mostly denominated in colones. The Company does not currently maintain a trading portfolio and does not utilize derivative financial instruments to manage such risks. To mitigate its exposure to variations in devaluations, the Company periodically increases sales prices of some of its products during the year, varies the product mix to those with higher profit and seeks efficiencies in its costs. In addition, the company seeks to increase its exports sales. For the six months ended March 31, 2003, export sales decreased by 21.34% when compared to the six months ended March 31, 2002, which was mainly due to the discontinuation of broiler exports to Honduras, due to the Honduran government restriction of import of poultry related products and a decrease in customer of aquaculture feed.

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

Interest Rate Risk

As of March 31, 2003, the Company had outstanding a total of approximately $38.38 million in loans, of which $30.38 million bore variable interest rates, based on LIBOR or Prime Rate. A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect for the six months ended March 31, 2003, would result in a potential increase in interest expense of $161,000. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges for the six months ended March 31, 2003. The Company expects that gains in the amount of $122,085 recorded in other comprehensive loss for the three months ended March 31, 2003, related to cash flow hedges, will be recognized within the following 3 months. The Company generally does not hedge anticipated transactions beyond 6 months.

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

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Sections 13a-14© and 15d-14© of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

The Company filed a Current Report on Form 8-K dated January 23, 2003 under Item 4 relating to the resignation of Deloitte & Touche as the Company’s independent public accountants. The Company subsequently filed Amendment No.1, Amendment No.2 and Amendment No.3 to this Current Report on Form 8-K.

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
Calixto Chaves Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Dated: August 19, 2003	/s/ CALIXTO CHAVES
Calixto Chaves Chief Executive Officer

Dated: August 19, 2003	/s/ GINA SEQUEIRA
Gina Sequeira Chief Financial Officer