Form 10-K
period 2003-09-30
RICA FOODS INC
filed 2004-01-13
CIK 789881

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL

REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-18222

RICA FOODS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0432572
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1840 Coral Way 101 Miami Florida	33145
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 858-9480

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, as of the latest practicable date, January 7, 2004, was approximately $16,723,617. The foregoing calculation assumes that the per share market value of the common stock is $1.30, the amount of the last reported trade on the American Stock Exchange on January 7, 2004.

The number of shares outstanding of the Registrant’s common stock, par value $0.001 per share (the Common Stock), as of the latest practicable date, January 7, 2004, was 12,864,321. There are no shares of preferred stock of the Registrant outstanding.

RICA FOODS, INC.

PART I

ITEM 1.	BUSINESS

Background

Rica Foods, Inc. (the “Company”) was incorporated under the laws of the State of Utah on February 6, 1986 and undertook a public offering of its securities in 1987. In April 1994, the Company changed its state of incorporation from Utah to Nevada.

Business of the Company

The Company’s operations are principally conducted through two, wholly owned Costa Rican corporations, Corporacion Pipasa, S.A. (“Pipasa”) and Corporacion As de Oros, S.A. (“As de Oros”) and their respective subsidiaries.

Pipasa and As de Oros, founded in 1969 and 1954, respectively, are the largest poultry companies in Costa Rica. According to information provided by the Costa Rican Chamber of Poultry Producers, Camara Nacional de Avicultores de Costa Rica (“CANAVI”), Pipasa and As de Oros collectively comprise approximately 62% of the poultry market in Costa Rica, as well as comprising approximately 31% of the animal feed market in Costa Rica. The main activities of Pipasa and As de Oros include the production and sale of fresh and frozen poultry, processed chicken products, commercial eggs and concentrate for livestock and domestic animals. Both Pipasa and As de Oros have been in the poultry business for more than 30 years with more than 15 years of experience in exports. The subsidiaries of As de Oros, including Planeta Dorado, S.A., a Costa Rican corporation, also operate a chain of 28 fried chicken quick service restaurants in Costa Rica called “Restaurantes As” and “Kokoroko”.

The Company’s subsidiaries own a total of 91 urban and rural outlets throughout Costa Rica, three modern processing plants and four animal feed plants. Due to similar business activities, the combined operations of the subsidiaries permit the Company to achieve operational efficiencies.

The Company promotes its brand names through advertisements and marketing events and considers its subsidiaries to be among the most recognized Central American chicken producers, supplying chicken in Costa Rica to Burger King, McDonalds, Quizno’s, Church’s Chicken, Denny’s, Tony Roma’s, Hardee’s, Kentucky Fried Chicken, Pizza Hut franchises, Price Smart, Taco Bell and Gerber Products companies. In addition, the Company was selected by Price Smart to supply pet food through out Central America and the Caribbean.

The Company’s subsidiaries do not depend on the sales of only one product but rather a diversity of products available at a range of prices and presentations, which represent an important strategic strength of the subsidiaries. The Company produces and markets over 750 different products to meet consumer demands.

Segments

Information regarding the Company’s segments for the last three fiscal years is set forth in Note 15 to the Company’s consolidated financial statements for fiscal year 2003, 2002 and 2001. Such information is incorporated herein by reference. The following is a brief description of the main business segments of the Company:

Broiler Chicken: Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats, according to information provided by the Junta de Fomento Avicola, a Costa Rican governmental institution. Poultry is a generic product, consumed at all social levels and is not defined by geographic markets. The Company’s main brand names for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa(TM) and As de Oros(TM). Polls and consumer information gathered by the Company indicate that the majority of Costa Ricans eat chicken at least one to three times a week. Chicken is sold to institutional customers, schools, hospitals, hotels, supermarkets, restaurants and small grocery stores.

Animal Feed: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses, shrimp and domestic pets. The Company’s animal feed products are sold through the Ascan(TM), Aguilar y Solis(TM), Mimados(TM), Kan Kan (TM) and Nutribel(TM) brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through the Mimados(TM), Dogpro(TM), Kan Kan (TM) and Ascan(TM) brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels. The Company is currently the leader in the animal feed market in Costa Rica, with an approximate 30% market share.

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

Exports: Subsidiaries of the Company export different products to all countries in Central America and the Dominican Republic and make occasional exports to Hong Kong and Colombia. The Company exports the majority of its products, including broiler chicken, by-products, animal feed and pet foods.

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

Corporate Segment: Corporate is responsible for the treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include general and administrative expenses and the Company’s amortization of goodwill. This segment does not generate any revenue for the Company. See Note 12 of the Notes to Consolidated Financial Statements for corporate segment information.

Other: This segment includes sales of commercial eggs, non-recurring sales of fertile eggs, fertilizers and raw material, among others.

Distribution Network

The Company has a distribution fleet consisting of approximately 241 product distribution trucks and supervision vehicles. Poultry delivery trucks are equipped with refrigeration chambers to ensure delivery of fresh products daily, thus maintaining the Company’s reputation for fresh quality products. In addition, the Company uses independent distributors to deliver larger quantities of animal feed to some of its customers.

The Company’s products are sold throughout Costa Rica, through owned or leased delivery trucks, urban and rural retail outlets that may also be owned or leased, supermarket chains and independent distributors. A majority of the total distribution of the Company’s products is conducted through the Company’s urban retail outlets and delivery trucks, with a smaller portion through rural outlets. The remaining distribution is serviced through the Company’s processing plants. The retail outlets, mostly located in urban areas, are exclusively dedicated to the sale of the Company’s products and most of these outlets are rented by the Company. As of September 30, 2003, the Company had a customer database of approximately 27,000 customers who purchase products on a regular and occasional basis.

Seasonality

The Company’s subsidiaries have historically experienced and have come to expect seasonal fluctuations in net sales and results of operations. The Company’s subsidiaries have generally experienced higher sales and operating results in the months from October to January, which fall in the first and second quarters of each fiscal year. This variation is primarily due to holiday celebrations that occur during these periods in which Costa Ricans prepare traditional meals, which include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

Raw Materials

The primary raw material and main component for the Company’s products consists primarily of corn and soybean meal. Corn and soybean meal purchases represent approximately 35% of the total cost of goods sold and approximately 60% of raw material costs. Historically, the Company has been able to obtain a satisfactory supply of these materials.

The Company imports all of its corn from the United States of America through the Chicago Board of Trade (“CBOT”) and uses commodity futures and forward purchasing for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity purchases. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires constant and daily hedging in order to minimize the effect of price increases on the Company’s profit margin. Changes in the price of corn can significantly affect the Company’s profit margin.

The Company purchases its soybean meal through Industrias Oleaginosas, S.A. (“INOLASA”), a Costa Rican corporation, in which the Company holds a 10% equity interest. In Costa Rica, there is an applicable 5% tax for soybean meal imports, which is not levied if such imports are purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT.

Customer Relations

The majority of the Company’s customers are located in Costa Rica. No single customer accounted for more than 10% of total consolidated sales, and the Company believes that the loss of any single customer would not have a material adverse effect on the Company’s business.

Backlog of Orders

As of September 30, 2003, the Company had no material backlog of sales orders.

Competition

Although the Company is significantly larger and better established than any one of its domestic competitors, the Company believes it does face competitive pressures. The Company’s principal competitors are other vertically integrated chicken companies domiciled in Costa Rica, who the Company believes have a market share of approximately 38% of the broiler market. The Company believes that its experience, economies of scale, and brand recognition are the primary barriers to entry for other domestic competitors. The Company’s local market share also could potentially be threatened by foreign competition. The Company believes that the likelihood of a threat by foreign competitors is low for several reasons. First, the Company has a strong reputation for producing high quality products at a reasonable price. Additionally, consumers in Costa Rica prefer fresh chicken to frozen chicken. Due to transportation constraints and distance, the Company believes foreign competitors would have to sell frozen chicken if they were to sell chicken in Costa Rica.

The Agriculture Ministry in Costa Rica together with the private industry sector of Costa Rica monitors all chicken entering the country to prevent the spread of Newcastle Disease in Costa Rica. The market in Costa Rica is also assisted by tariff agreements at the present time. Chicken importers must pay duties as dictated by the World Trade Organization (“WTO”) (Formerly, General Agreement on Trade and Tariffs). These agreements were reached at the Uruguay Round of the GATT negotiations, which are scheduled to end in 2004. The agreements provide quotas and scaled tariffs, and permit only certain broiler chicken cuts to enter the Costa Rican market.

These agreements provide that for fiscal year 2003, only 1,285 metric tons (“MT”) of poultry meat and 150 MT of poultry by-products can be imported to Costa Rica from countries outside of the Central American Common Market. This quota is taxed at a rate of 34% for poultry, 29% for poultry sausages and 19% for poultry patties. Amounts in excess of these quotas are subject to a 150% tariff, except for whole chicken, patties and breast cuts, which are subject to a 40% tariff.

The United States is currently in negotiations with five Central American countries, including Costa Rica, Guatemala, Honduras, Nicaragua and El Salvador, to establish a Central American Free Trade Agreement (“CAFTA”), which among other things, addresses the reduction of restrictions on the export of broiler meat by the United States to these Central American countries. The Costa Rican poultry industry has been actively participating in the CAFTA negotiations with respect to the establishment of quotas for chicken imports to Costa Rica. As of the date of this report, no agreement has been reached between Costa Rican and the CAFTA participants. All of the other CAFTA participants have reached an agreement with respect to quotas for poultry imports. Pursuant to such agreement, quotas for poultry imports will gradually increase over a period of approximately twelve years.

Pricing

In Costa Rica, there are no laws against monopolies; however, there are laws against monopolistic practices. Companies that have a dominant market share in Costa Rica cannot arbitrarily increase prices in order to take advantage of market position. Companies also are forbidden to work in conjunction with their competitors in order to create price collusion. The Company’s pricing strategies have been influenced by the devaluation of the Costa Rican colon, economic conditions and the supply and demand of the product in the market. Historically, the Company has consistently increased its sales prices in order to help mitigate the effect of the devaluation of the colon. The Company believes it has reliable historical data on consumer reactions with respect to price increases and uses this information in its strategy to counteract the devaluation of the colon.

Marketing

The Company has a division dedicated to marketing. The marketing department’s responsibility is to advertise the Company’s various products and brand names. In addition to television and radio advertisements, the Company’s distribution centers promote the Company’s brand names by distributing posters, T-shirts and hats with the Company’s logo. In Costa Rica, the Company’s brand names commonly appear on billboards and bus stops. Other marketing techniques used by the Company include packaging presentations, promotions and sponsoring of special national events.

Research and Development

The Company conducts continuous research and development activities to improve the quality of the diet fed to poultry during their growing stage. The annual cost of such research and development programs is less than one percent of total consolidated annual sales and is expensed as incurred.

Employee Compensation and Incentives

As of October 30, 2003, the Company employed approximately 3,180 persons.

The Company believes it has good relations with its employees. Private companies in Costa Rica typically support their own workers’ associations instead of organized unions. These associations offer various benefits for their employees. The success of the worker’s association, Asociacion Solidarista de Empleados de Rica Foods (“ASERICA”), and the fact that there has never been a strike at the Company’s facilities, reflects the quality of the management team and its ability to keep the Company’s employees satisfied. ASERICA provides certain recreational facilities, healthcare and pension benefits as well as financial services to the Company’s employees. This association is among the largest workers’ associations in Costa Rica.

Salaries in Costa Rica are increased twice a year as dictated by the government in order to counterbalance the effect of inflation and increases in the cost of living.

At the present time, labor laws in Costa Rica require all companies to make a severance payment under certain conditions. This law requires all companies in Costa Rica to make a payment equivalent to 5.6% of an employee’s yearly gross salary for every year of employment up to 8 years of labor, as part of a severance payment upon the termination of an employee. This benefit is payable after the employee’s death, retirement, or termination without cause. An employee who resigns voluntarily or is terminated for cause forfeits his right to any severance benefit. Since 1991, the Company has waived the 8-year limit dictated by the labor law, and pays severance based on years of service. The Company is also required by Costa Rican law to deposit an additional 3% of each employee’s yearly gross salary into a pension fund.

The Company deposits every month in ASERICA 5.33% of each employee’s yearly gross salary as part of severance pay, and the employees are required to make a monthly deposit equivalent to 4% of their monthly salary as part of a savings program. Every February of each year, ASERICA pays each employee 1.33% of the 5.33% initially deposited by the Company. Amounts paid or transferred to ASERICA may not completely cover the severance payment at the time the employee leaves, since the severance payment calculation is based on the average of the last 6 months’ salary. Any remaining amount owed by the Company must be settled when the employee is terminated. As of September 30, 2003, the Company has recorded an accrual in the amount of approximately $422,140 for future severance payments, which has been included in accrued expenses. The Company believes this amount is adequate based on past experience.

All employees in Costa Rica are protected by obligatory insurance with the Caja Costarricense de Seguro Social (“CCSS”) and the Instituto Nacional de Seguros (“INS”), which are the government’s social security and insurance programs, respectively. All companies in Costa Rica must pay the CCSS and the INS 21% and 1.74% of each employee’s monthly salary, respectively. The CCSS pays 60% of the employee’s normal salary during the periods in which the employee is unable to work. In addition to these benefits, employees must pay a total of 8% of their monthly salary to the CCSS in order to receive healthcare, pension and maternity care benefits, and 1% to the Banco Popular into an obligatory savings account.

Employees of the Company are provided with a profit sharing program. If either one of the Company’s subsidiaries has a successful year and generates profits in excess of certain budgeted levels, that entity will distribute a percentage of its net income to its employees (the “Incentive”). This Incentive is calculated monthly and distributed every two months. The Company encourages its employees to develop a career with the Company, and accordingly, in conjunction with a local university, the Company offers preferential rates for its employees. The main goal of the program is developing the Company’s future management team. In addition, the Company’s human resources department offers in-house and outside training for its employees in various fields, in order to assure quality in all areas. The Company did not distribute any Incentives to its employees during the fiscal year ended September 30, 2003, pursuant to the profit sharing program.

On May 29, 1998, the Company adopted the 1998 Stock Option Plan (the “Plan”). Under the Plan, 200,000 shares of the Company’s Common Stock are reserved for issuance upon the exercise of options. The plan is designed to serve as an incentive for retaining and attracting persons and/or entities that provide services to the Company and its subsidiaries. As of September 30, 2003, there were no options outstanding under this Plan.

Poultry Raising Process

The poultry raising process starts with the import of one-day old breeder hens from the United States. After approximately 24 weeks the breeder hens reach reproductive maturity and begin laying fertile eggs. The hatching period lasts 21 days, which is divided into 19 days in hatching machines and two days in birth chambers. These baby chicks are inoculated to prevent diseases. The chicks are then brought to the Company’s own raising house or to grow-out contract farmers who raise the chicken to full size (for approximately 43 days).

The grow-out contract farmers are a group of 123 farmers who own their own land and facilities. These farmers have a long-term contract with the Company to raise the baby chicks to adult birds. During fiscal year 2003, grow-out contract farmers supplied approximately 90% of the total number of chickens needed by the Company. These farmers are paid according to the weight and quality of the chickens produced and the mortality rate of the chickens raised. The Company provides veterinary services and offers vaccines and chicken feed to the farmers at wholesale prices. Regardless of whether the Company or grow-out contract farmers raise the chickens, they are regularly inspected for immune deficiencies, vitamin levels and general diseases. By working in conjunction with these grow-out contract farmers, the Company has greater flexibility to increase or decrease the number of chickens raised depending on the Company’s growth objectives.

Once the chickens reach the desired weight, they are taken to one of the processing plants. At the processing plants, the chickens are slaughtered and the meat packaged or processed to make chicken by-products. The Company believes that its processing facilities are among the most sophisticated and largest in the country.

Costa Rica has been declared free of Newcastle Disease, and additionally, the Company has been implementing the guidelines of the Hazardous Analysis and Critical Control Points (“HACCP”). HACCP is a prevention-based food safety system used widely throughout the food industry. It is a tool used to assess hazards and to establish controls based on the prevention of food contamination. By identifying critical points in the process flow that could lead to contamination of food products and applying control measures at each point, the likelihood of food borne illness is reduced. All new employees are trained as to the proper procedures required in handling and preparing food.

Regulations

The Company’s poultry hatcheries and processing plants are subject to regulation under Costa Rican law regarding cleanliness and health standards. Exports of the Company’s poultry products are regulated in the countries in which the Company sells its products. The Company has strict sanitary processes in order to provide consumers with product integrity, safety and quality and is in compliance with all health regulations.

Environmental Compliance

The Company has been and is practicing appropriate environmental policies such as reforesting, processing and recycling of waste, producing organic fertilizer, building oxidation lagoons and sewage treatment plants. The Company’s compliance with environmental laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company’s financial position and results of operations. For fiscal year 2003, the Company did not make any significant investment in environmental projects.

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

Potential Acquisitions

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

Port Ventures is the sole shareholder of Logistica and Port Ventures is directly owned and controlled by Jose Pablo Chaves Zamora (Mr “JP Chaves”). Mr JP Chaves is the son of the Company’s Chief Executive Officer. Mr. JP Chaves does not hold any positions or titles with the Company or any of its subsidiaries and, as of December 22, 2003, does not own any equity interest in the Company.

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

During fiscal year 2003, As de Oros remitted approximately 55% of the Purchase Price to Port Ventures (the “Remitted Payment”) in exchange for bills of exchange, which the Company recorded as “Other Assets” on its balance sheet. The bills of exchange are not secured by tangible assets or readily marketable collateral. In the event the Concessions are not ratified to the Port Companies, the Company anticipates that As de Oros will have limited ability to recoup its investment in Port Ventures. Port Ventures has agreed that As de Oros need not make any further payments until the Concessions are finally ratified. The Company expects to close this transaction during the 2004 fiscal year, when the definitive approval of the Government of Costa Rica is expected to be obtained.

The Company is continuing to explore the acquisition of majority of the outstanding common stock of Industrias Avicolas Integradas, S.A. (“Indavinsa”), and Avicola Core Etuba Ltda. (“Core”), both engaged in the production and distribution of poultry. The Company would acquire the majority of the outstanding stock of Core from the Company’s Chief Executive Officer. The Company is closely evaluating the performance of these companies to determine if, when and how the Company should integrate its business with the acquisition targets, and has postponed indefinitely investments in these two companies.

As with any business acquisition, there can be no assurance that the Company will close these acquisitions and there can be no assurance that these acquisition efforts will prove to be beneficial to the Company. Even if the Company’s board of directors, audit committee and management team believe the Company should pursue a development or acquisition opportunity and successfully negotiate the contracts critical to such venture. The Company will continue to evaluate financial performance and giving the necessary collaboration in order to obtain the necessary judging elements to arrive to a definite decision.

ITEM 2.	PROPERTIES

The Company conducts its operations through its production facilities and executive offices, which are all located in Costa Rica. All facilities are owned by the Company’s subsidiaries, Pipasa and As de Oros (the “Subsidiaries”). The Company owns seven processing plants, two hatcheries, and various other grow-out farms, retail outlets, and restaurants. Among other things, the Subsidiaries have transferred or pledged substantially all of their real properties and personal assets, including, among other things, its processing plants, hatcheries, grow-out farms, restaurants and retail outlets to the Trust (as defined below) or to secure other outstanding indebtedness of the Company. Corporate offices of the Subsidiaries and most important processing plants are located in the central valley of Costa Rica. Grow-out farms are located in urban and rural areas.

On February 21, 2003, the Company’s by-products processing plant was partially damaged by a fire. As a result, for a substantial portion of the fiscal year ended September 30, 2003, while the plant was being reconstructed, the Company produced its by-products in three rented facilities from three different companies. Notwithstanding the fact that by-products were being produced in rented facilities, the production of by-products was performed and managed in its entirety by the Company. Reconstruction of the by-products plant was completed in September 2003.

On September 22, 2003 the Company entered into a trust agreement pursuant to which it restructured its debt obligations with respect to $36.3 million in principal amount of indebtedness. The Company contributed or pledged substantially all of the assets of the Subsidiaries, except for the assets pledged to other lenders as discussed below, to a trust (the “Trust”), which secures the Subsidiaries’ obligations with respect to $36.3 million of indebtedness owed to ten financial institutions (the “Participating Lenders”). Under the terms of the trust agreement, the appraised value of the Trust Assets, which are being appraised under the supervision of the Trustee, must, at all times, be equal to or greater than 143% of the aggregate amount of the indebtedness secured by the Trust. The Participating Lenders have the right to designate experts to validate the appraised valuations. The Trust Agreement provides that additional Participating Lenders may execute and become subject to the terms of the Trust Agreement if the value of the Trust Assets continues to be equal to or greater than 143% of the aggregate amount of the indebtedness secured by the Trust.

The Company believes the Trust Assets will have an appraised value sufficient to collateralize the indebtedness of the Participating Lenders in accordance with the terms of the Trust Agreement. As of December 31, 2003, the Company estimates that more than 80% of the appraisals have already been completed. Based on information provide to the Company by the independent appraiser, the appraised value of the assets which have been appraised as of December 31, 2003 equals approximately $50 million. Accordingly, the Company believes that the final appraised value of the Trust Assets may be sufficient to collateralize additional loans in accordance with the terms of the Trust Agreement.

As of September 30, 2003, the Company had also pledged property, plant and equipment valued at approximately $7.6 million to entities that are not participants of the Trust

Each of the Company’s business segments utilize all of the Company’s primary properties. The following contains descriptions of the principal facilities:

Production Area

The production area includes the following divisions: Animal Feed Production, Breeder, Hatcheries, Grow-out division, Broiler Processing, and By-products Processing. The production capacities are described below:

The Company owns four processing plants for its Animal Feed division. These plants perform activities that include grinding grains, mixing flour and packing different types of animal feed products. The facilities have a maximum capacity to produce an aggregate of approximately 371,500 tons of animal feed annually. The Breeder division facilities are composed of galleys, which have a maximum capacity to produce approximately 54 million fertile eggs annually. The breeder hens are imported from the United States when they are one-day old. The Hatchery division consists of two incubation plants, which the Company believes are among the most modern in Central America. The plants’ incubation and hatching halls can be expanded to increase production. The Company expects that these plants will fulfill production needs for many years. The incubation facilities produce approximately 43 million chicks annually. One day after birth, chicks are transferred to the Grow-out division. During this stage, the chicks receive three types of diet, according to growth requirements. The growth stage lasts approximately 43 to 45 days. The Company owns 14 grow-out farms, and leases 123 contracted grow-out farms where owners of these farms provide service needed to grow the chicks. The Company transfers these farmers’ one-day old chicks, animal feed, and provides veterinary services, technical advice and other services. Once chicks reach a target weight, the Company pays the farmers an agreed upon fee for the chickens. The facilities production capacity is approximately 31 million chickens annually, which includes grow-out farmers.

The Broiler division is divided into slaughter and pluck, coolers and retailers, packing and cuts and sub-products processes. The facilities have a maximum production capacity of approximately 65 million kilograms annually.

The By-products Processing division is divided into sausage, formed, packaging, oven and cooking areas. The facilities production capacity is approximately 6.8 million kilograms annually. Following a fire to the By-products processing plant in February 2003, the plant was fully reconstructed in September 2003.

Distribution

Distribution is conducted through retail outlets in Costa Rica, the majority of which are leased. There are a total of 28 restaurants, the majority of which are also leased.

Administrative Area

Administrative offices of the Company are located in Miami, Florida. The staff, administrative, marketing and financial headquarters of Pipasa and As de Oros are located in La Ribera de Belen, Heredia, Costa Rica.

ITEM 3.	LEGAL PROCEEDINGS

Pipasa was one of two defendants in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action was seeking damages in an amount equal to $3.6 million. The other defendant in the litigation was Aero Costa Rica, S.A. (“Aero”), a corporation that, prior to entering into a receivership, was wholly owned by Mr. Chaves, the Company’s Chief Executive Officer. Pipasa had been served with prejudgment liens for $1.5 million and, with the approval of the Juzgado Sexto Civil, the court with jurisdiction over the lawsuit, certain parcels of real estate owned by Pipasa had been substituted for such liens (the “Collateral”). This approval was ratified by the Superior Court on November 11, 1999, and all funds initially attached were released and returned to Pipasa. Costa Rican law requires the posting of guarantees by a plaintiff seeking prejudgment liens. A ruling on these objections had been pending. Pipasa had filed several pleadings in opposition to the underlying lawsuit; a ruling on these pleadings also had been pending.

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit was dismissed without prejudice.

In Response to plaintiff’s amended complaint filed in Miami-Dade County Circuit Court on May 7, 1999, Pipasa, on July 19, 1999, filed a motion to dismiss for lack of personal jurisdiction. The motion was denied on March 31, 2003. Pipasa had appealed the denial to Florida’s Third District Court of Appeal. No decision on Pipasa’s appeal has been made. Pipasa had also moved in the Circuit Court for a stay of the Circuit Court case pending appeal. The Circuit Court had taken the stay request under advisement.

A separate lawsuit against Pipasa, filed by the same plaintiff in the North District of California and styled Polaris Holding Company v. Corporacion Pipasa, S.A., No. C 99-2160 CRB (N.D. Calif.), was dismissed, without prejudice for the plaintiff to refile the action after resolution of the Florida action as well as a similar action, brought by the same plaintiff against Pipasa, that is pending in Costa Rica.

On December 29, 2003, Pipasa entered into a settlement agreement (the “Settlement Agreement”) with Polaris pursuant to which Mr. Chaves will provide Polaris with a one-time payment in the amount of $1,950,000 (the “Settlement Amount”) in exchange for Polaris’ agreement to dismiss any and all litigation instituted against Pipasa and release any and all claims which they have or may have against Pipasa in connection with the litigation, except for any claim that may arise in connection with the Indemnification Obligation (as defined below). In addition, Polaris has agreed to release its security interest in the Collateral, which is currently valued at approximately $5 million. Mr. Chaves has entered into an agreement with the Company pursuant to which he has acknowledged and agreed that his payment of the Settlement Amount is neither an equity investment in the Company nor a loan to the Company.

Pipasa has attempted to secure the participation of Aero in the settlement but Aero has been relatively unresponsive. As of the date of the Settlement Agreement, Aero had not yet agreed to participate in the settlement.

Because Aero has not agreed to participate in the settlement, as a condition of the Settlement Agreement, Pipasa agreed to enter into an indemnification agreement with Polaris pursuant to which Pipasa has agreed to indemnify Polaris in the event that Aero initiates any claims against Polaris (the “Indemnification Obligation”). Although Pipasa and Polaris have executed the definitive Settlement Agreement, as of December 31, 2003, the parties have not yet filed definitive settlement documents with the courts of Costa Rica or Florida.

In October and November of 2003, Citibank (Costa Rica), S.A. (“Citibank”) filed a number of lawsuits against the Company in various local Costa Rican courts seeking repayment of approximately $6.2 million of outstanding indebtedness extended by Citibank to the Company pursuant to 18 letters of credit. Since the lawsuits have been initiated, the Company has repaid in full two letters of credit owed to Citibank totaling approximately $900,000 and, accordingly, Citibank is currently seeking repayment of approximately $5.3 million which is the current aggregate outstanding indebtedness. The Company has filed preliminary defenses and appeals to the lawsuits alleging a variety of procedural and substantive defenses. No rulings have been made with respect to any of Citibank’s claims or the Company’s appeals and the Costa Rican courts have yet to schedule any hearings with regards to the dispute between Citibank and the Company. Pursuant to Costa Rican law, the Company is entitled to file additional defenses and appeals. The Company and Citibank are currently engaged in settlement negotiations.

On August 15, 2003 , the Commission filed a settled civil injunctive action against the Company, the Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”) for violations of the CEO and CFO certification requirements of the Sarbanes-Oxley Act of 2002. The Company, the CEO and the CFO have consented, without admitting or denying the allegations in the Commission’s complaint, to the entry of a Final Judgment of Permanent Injunction and Other Relief (“Final Judgment”).

According to the Commission’s complaint, on January 13, 2003, the Company filed a Form 10-K annual report with the Commission containing a purportedly unqualified independent auditor’s report from Deloitte & Touche. The audit report represented that the Company’s consolidated financial statements were presented fairly and in conformity with generally accepted accounting principles. At the time of the filing, however, Deloitte & Touche had not provided the Company with a signed audit report and, according to the Commission’s complaint, the Company’s financial statements contained material classification errors.

The Final Judgment permanently enjoins the Company from violating Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12b-20 and 13a-1 thereunder, which governs the accuracy of the issuer books and records and financial disclosures. The Final Judgment also permanently enjoins the CEO and CFO from violating Section 13(b)(5) of the Exchange Act and Rule 13a-14 thereunder and from aiding and abetting violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-1 thereunder. Pursuant to the Final Judgment, the CEO was ordered to pay $25,000 in civil penalties. A penalty was not imposed against the CFO based on the sworn financial statements and other financial information she provided to the Commission.

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

The Annual Meeting of Stockholders (the Annual Meeting) was held at the Mayfair Hotel in Miami, Florida, on November 3, 2003, for the following purposes:

1.	To elect eight members of the Company’s Board of Directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified;

2.	To consider and vote upon a proposal to approve of and ratify the selection of Stonefield Josephson, Inc. as the Company’s independent auditors for the fiscal year ending September 30, 2003.

The number of outstanding shares of the Company’s Common Stock as of the date for the Annual Meeting was 12,864,321 out of which a total number of 12,031,773 shares were represented at the Annual Meeting.

The following directors were elected at the Annual Meeting: (1) Calixto Chaves, (ii) Monica Chaves, (iii) Jorge Quesada, (iv) Federico Vargas, (v) Luis Lauredo, (vi) Jack Peeples, (vii) Alfred Smith, IV and (viii) Jose Vidal.

The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

Director Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Broker Non-Votes
Calixto Chaves	12,016,107	15,666	0	0	0
Monica Chaves	12,016,109	15,664	0	0	0
Jorge Quesada	12,016,109	15,664	0	0	0
Federico Vargas	12,016,259	15,514	0	0	0
Luis Lauredo	12,016,259	15,514	0	0	0
Jack Peeples	12,016,272	15,501	0	0	0
Alfred Smith, IV	12,016,122	15,651	0	0	0
Jose Vidal	12,016,107	15,666	0	0	0

With respect to the proposal to approve of and ratify the selection of Stonefield Josephson, Inc. as the Company’s independent auditors for the fiscal year ending September 30, 2003: (i) 12,028,796 votes were cast for such proposal and (ii) 2,977 votes were cast against such proposal. No votes were withheld nor were there any abstentions or broker non-votes with respect to such proposal. Accordingly, the proposal to approve of and ratify Stonefield Josephson, Inc. as the Company’s independent auditors for the fiscal year ending September 30, 2003, was approved by the shareholders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the American Stock Exchange (“AMEX”) under the symbol RCF since May 14, 1999 and prior to that date traded on the NASDAQ National market under the symbol RICA.

From January 21, 2003 to October 13, 2003, trading of the Company’s common stock on the AMEX was halted due to, among other things, the Company’s failure to file financial statements with the Securities and Exchange Commission and the AMEX that satisfied the AMEX’s continued listing standards.

On March 4, 2003, the Company received notice from the staff of the AMEX indicating that the Company was not in compliance with Section 1003(d) of the AMEX’s continued listing standards due to having filed a Form 10-K for the period ended September 30, 2002, which did not have a signed Independent Auditor’s Opinion, as well as a Form 10-Q for the period ended December 31, 2002, which was not reviewed by an Independent Auditor. Subsequent to the notice, the Company also filed a Form 10-Q for the period ended March 31, 2003, which was not reviewed by an Independent Auditor. On July 7, the Company announced that it had received notice from the AMEX indicating that the Company was no longer in compliance with certain continued listing standards and that the staff of the AMEX intended to file an application with the Securities and Exchange Commission to strike the Company’s common stock listing and registration on the AMEX. The Company exercised its right to appeal the decision and requested a formal hearing to continue its listing on the AMEX.

On July 28, 2003, the Company filed Amendment No. 2 to its Form 10K/A, which included signed audited financial statements. On August 19, 2003, the Company also filed amendments to its Form 10-Qs for the quarters ended December 31, 2002 and March 21, 2003, each of which were reviewed by the Company’s Independent Auditor. On September 16, 2003, the Company announced that it had received notice from the AMEX indicating that the Company may not be in compliance with certain of the AMEX’s continued listing requirements and requesting that the Company with the AMEX with certain additional information regarding the Company.

More specifically, the AMEX expressed (i) public interest concerns arising from the filing and settlement by the commission of a civil injunctive action against the Company, the CEO and the CFO and (ii) concerns stemming from the Company’s alleged noncompliance with various loan provisions and working capital deficit. In light of these concerns, the AMEX requested, and the Company prepared, a plan for submission to the AMEX that addressed the actions the Company will take to resolve the foregoing concerns.

Following the Company’s submission of the appropriate financial statements and a compliance plan and discussions between the Company and the AMEX, the Company’s common stock resumed trading on the AMEX on October 13, 2003.

		Market High		Price Range Low
	Fiscal Year 2004
First Fiscal Quarter	(10/1/03 to 12/31/03)	$1.07	(1)	$0.66

	Fiscal Year 2003
Fourth Fiscal Quarter	(07/1/03 to 09/30/03)	N/A		N/A
Third Fiscal Quarter	(04/1/03 to 06/30/03)	N/A		N/A
Second Fiscal Quarter	(01/1/03 to 03/31/03)	$1.01	(2)	$0.92
First Fiscal Quarter	(10/1/02 to 12/31/02)	$1.07		$0.66

	Fiscal Year 2002
Fourth Fiscal Quarter	(07/1/02 to 09/30/02)	$1.02	$0.70
Third Fiscal Quarter	(04/1/02 to 06/30/02)	$1.56	$1.00
Second Fiscal Quarter	(01/1/02 to 03/31/02)	$1.50	$0.45
First Fiscal Quarter	(10/1/01 to 12/31/01)	$3.89	$1.30

(1)	As indicated above, trading of the Company’s common stock resumed on October 13, 2003.

(2)	As indicated above, trading of the Company’s common stock was halted on January 21, 2003.

As of January 7, 2004, the Company had 12,811,469 shares of Common Stock outstanding and approximately 1,000 holders of record of such stock, and no shares of preferred stock were outstanding as of that date.

Dividends

The Company has never paid any dividends on its Common Stock. The Company does not anticipate paying cash dividends on Common Stock in the foreseeable future based on its expected operating cash flow requirements (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources). The Nevada General Corporation Law prohibits the Company from paying dividends or otherwise distributing funds to its stockholders, except out of legally available funds. The declaration and payment of dividends on the Company’s Common Stock and the amount thereof will be dependent upon the Company’s results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. No assurance can be given that the Company will pay any dividends on Common Stock in the future.

Subsidiaries’ Legal Reserve

Current legislation in Costa Rica requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of total capital stock be allocated to a legal reserve. As of September 30, 2003 and 2002, the Company’s Subsidiaries have allocated retained earnings of $2,0720261 and $2,039,806, respectively, for the creation of a legal reserve.

Securities Authorized For Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	0	n/a	192,400
Equity compensation plans not approved by security holders	n/a	n/a	n/a

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included elsewhere in this Form 10-K. The data as of September 30, 2003 and 2002 and for the fiscal years ended September 30, 2003, 2002 and 2001, are derived from the Company’s audited consolidated financial statements for fiscal years 2003, 2002 and 2001 included elsewhere in this Form 10-K. The data as of September 30, 2001, 2000 and 1999 and for the fiscal years ended September 30, 2000 and 1999 is derived from the Company’s audited financial statements not included in this Form 10-K.

	2003	2002	2001	2000	1999
	(In thousands of US dollars, except share and per share data)
Sales	127,905	130,665	127,336	123,628	118,550
Cost of sales	91,454	87,487	86,841	83,757	77,275
Income from operations	4,500	9,908	5,694	6,385	12,427
Income (loss) before income taxes and minority interest	(828)	4,180	1,188	3,725	8,174
Net income (loss) applicable to stockholders	(930)	2,917	1,349	2,889	3,041
Basic earnings (loss) per common share	(0.07)	0.23	0.11	0.24	0.43
Diluted earnings (loss) per common share	(0.07)	0.23	0.11	0.24	0.42
Total assets	90,653	90,847	90,850	88,182	70,323
Long-term debt, net of current portion	6,728	16,018	20,890	21,821	21,444
Basic weighted average number of shares outstanding	12,811,469	12,811,469	12,810,021	11,874,190	7,122,170
Diluted weighted average number of shares outstanding	12,811,469	12,811,469	12,810,021	11,878,474	7,269,769

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management is responsible for preparing the Company’s consolidated financial statements and related information that appears in this Form 10-K. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s consolidated financial condition and results of operations in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Management has included in the Company’s consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at the appropriate cost, that transactions are executed in accordance with the Company’s authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

The Company’s operations are primarily conducted through its 100% owned subsidiaries, Pipasa and As de Oros and their respective subsidiaries. The Company is the largest poultry company in Costa Rica. As de Oros also owns and operates a chain of quick service restaurants in Costa Rica operated under the name Restaurantes As de Oros and Kokoroko.

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

Fiscal Year 2003 compared to Fiscal Year 2002

For the year ended September 30, 2003, of the Company generated a net loss applicable to common stockholders of $930,396 ($0.07 losses per share) compared to the generation of net income applicable to common stockholders of $2,917,291 ($0.23 earnings per share) for the year ended September 30, 2002. For fiscal year 2003, sales decreased by 2.11%, when compared to fiscal year 2002, mainly due to decreases in the sales of the broiler, by-products and exports segments, which was partly offset by an increase in the animal feed and quick service segments. Cost of sales increased by 4.53%, mainly due to an increase in the cost of imported raw material, such as corn and soybean meal, and the increased costs associated with the renting of facilities to permit continued production of by-products following the fire to the Company’s by-product processing plant in February 2003.

The following describes the performance by segment (in millions of U.S. dollars) for following fiscal years ending September 30, 2003, 2002 and 2001:

Segments:	2003	2002	2001
Sales, net
Broiler	$58.75	$67.87	$70.20
Animal Feed	31.51	26.00	24.62
By-Products	14.41	14.78	13.74
Exports	7.45	7.94	6.18
Quick Service	7.43	5.58	6.47
Other	8.35	8.50	6.13

Total net sales	127.90	130.67	127.34

Segment Profit (Loss)
Broiler	12.44	16.89	14.74
Animal Feed	2.71	3.40	2.82
By-Products	0.71	2.68	2.02
Exports	1.38	0.80	0.45
Quick Service	0.18	0.06	0.36
Other	(0.07)	0.13	0.64
Corporate	(12.85)	(14.05)	(15.34)

Income from operations	4.50	9.91	5.69

Other non-operating expenses	5.33	5.73	4.50
Extraordinary gain—By-Product Segment	0.31

Income (loss) before taxes and minority interest	$(0.52)	$4.18	$1.19

The Company uses segment profit margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the net sales associated with the subject segment.

Broiler sales decreased by 13.4%, mainly due to a 11.3% decrease in volume. The Company believes this decrease is mainly due to an increase in domestic competition. The profit margin of this segment decreased from 24.9% to a 21.2%, mainly due to an increase in the cost of imported raw material.

Animal feed sales increased by 21.2% for fiscal year 2003 when compared to fiscal year 2002, which reflects a relative increase in volume of 20.9%. The Company believes that the increase in volume is mainly attributable to an increase in the number of commercial animal feed customers and an increase in the sales of aquaculture and live-stock feed. In addition, the Company’s sale of pet food products increased as a result of intensified marketing efforts and the addition of new distribution channels. Segment profit decreased from 13.1% for fiscal year 2002 to 8.6% for fiscal year 2003, mainly due to an increase in the costs of imported raw material and variations in the sales mix.

By-product sales decreased by 2.5% for fiscal year 2003 when compared to fiscal year 2002, mainly due to a relative decrease in production volume of 0.7% and a decrease in the sales of higher priced products. The increased costs associated with the renting of three by-product production facilities when the Company’s by-products processing plant was being reconstructed following a fire in February 2003, and the increase in the costs of imported raw material a decrease in the segment’s profit margin from 18.1% for fiscal year 2002 to 5.0% for fiscal year 2003.

Export sales decreased by 6.2% for fiscal year 2003 when compared to fiscal year 2002, mainly due to the discontinuation of broiler exports to Honduras as a result of the Honduran government’s restriction as of March 2002 of the import of poultry related products, a decrease in the export of by-products as a result of the fire in the Company’s by-product processing plant and a decrease in the number of aquaculture feed customers. This decrease was partially offset by an increase in the sale of pet foods. However, in November 2003, the Honduras government lifted its restriction on the import of poultry-related products. Accordingly, the Company has once again initiated exporting poultry-related products to Honduras. Profit margin increased from 10.1% for fiscal year 2002 to 18.6% for fiscal year 2003, mainly due to a variation in the product mix to more profitable products.

Quick service sales increased by 33.2% for fiscal year 2003 when compared to fiscal year 2002, mainly due to the Company’s sales price campaign. Profit margin increased from 1.1% to 2.4%, primarily due to the adoption of cost efficiency measures.

Sales for the other products segment did not vary significantly, decreasing by 1.8% for fiscal year 2003 when compared to fiscal year 2002. The profit margin in this segment decreased from 1.5% for fiscal year 2002 to -0.8% for fiscal year 2003, mainly due to an increase in the cost of raw materials.

For fiscal 2003, general and administrative expenses decreased by $1.20 million or 8.53% when compared to fiscal year 2002 mainly due to Company’s effort to improve efficiencies and adopt cost measures. For fiscal year 2003, selling expenses did not vary significantly, decreasing by $121,025 or 0.63% when compared to fiscal year 2002. Operating expenses represented 24.98% and 25.46% of net sales for fiscal years 2003 and 2002, respectively.

For fiscal year 2003, other expenses decreased by 6.97%. This decrease was primarily the result of a decrease in interest expenses and foreign exchange loss, mainly attributable to a decrease in the Company’s average indebtedness and a decrease in the related average interest rate. The Company also recognized as an extraordinary item a gain in the amount of $304,501, which gain is the result of the Company’s receipt of insurance proceeds in excess of the book value of equipment and building facilities damaged in the by-product plant fire.

The Company’s income tax expense was $206,475 for fiscal year 2003, compared to $1,041,596 for fiscal year 2002. Effective rates for fiscal years 2003 and 2002 were 39.44% and 24.92%, respectively. The decrease is mainly due to a decrease in taxable income.

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

Operating expenses decreased by 4.4% or $1.53 million for fiscal year 2002 when compared to fiscal year 2001. The decrease was mainly due to the discontinuation of the amortization of goodwill in fiscal year 2002. For fiscal 2002, General and Administrative expenses decreased by $494,402 or 3.4% when compared to fiscal year 2001 mainly due to Company’s effort to improve efficiencies and adopt cost measures. Likewise, Selling expenses decrease of $249,128 or 1.28% for fiscal year 2002, when compared to fiscal 2001, was mainly due to efficiencies in distribution logistics. Operating expenses represented 25.5% and 27.3% of net sales for fiscal years 2002 and 2001, respectively.

For fiscal year 2002, non-operating expenses increased by 27.1%, mainly due to an increase in the devaluation rate in Costa Rica, which resulted in an increase in the foreign exchange loss, and the absence of offsetting gains from the sale of fixed assets in fiscal year 2002 when compared to fiscal year 2001.

The Company’s income tax expense was $1,041,596 for fiscal year 2002, compared to a benefit of $390,833 for fiscal year 2001. Effective rates for fiscal years 2002 and 2001 were 24.9% and 32.9%, respectively. The variation is mainly due to the elimination of significant tax benefits in Costa Rica and an increase in taxable income for fiscal year 2002. During 2001, the government of Costa Rica enacted changes in the income tax law, applicable for fiscal years ending after September 30, 2001. Such changes provide, among other things, the elimination of the restatement of property, plant and equipment, thereby significantly reducing the related tax depreciation; and elimination of the one-time deduction equivalent to 50% of the prior year’s investment in property, plant and equipment to be used in agricultural and industrial activities.

For September 30, 2002 and 2001 the Company established a full valuation allowance for the tax depreciation resulting from the restatement of property, plant and equipment. The Company believed that it was more likely than not that this depreciation would not continue to be deductible in the future, and therefore, recorded a full valuation allowance.

The Company also included the effect of net operating loss carry forwards related to operations in the United States to determine the valuation allowance for 2002 and 2001. Management believed that it was more likely than not that these net operating losses would not be utilized in the future, based on the projected financial performance of Rica Foods, Inc. in the United States.

Financial Condition

As of September 30, 2003, the Company had $3.34 million in cash and cash equivalents. The working capital deficit was $21.0 million and $9.78 million as of September 30, 2003 and 2002, respectively. The current ratios were 0.66 and 0.79 as of September 30, 2003 and 2002, respectively.

Cash provided by operating activities amounted to approximately $363,376 and $6,659,590 for fiscal years 2003 and 2002, respectively. This decrease is primarily the result of a reduction net income ($3.86 million) and a reversal of the rate of account payable growth, to account payable reduction ($6.31 million). The decrease in cash provided by operations was partially offset by a reduction in the rate of satisfying notes and account receivable ($2.40 million), an increase in accrued expenses ($240,000) and a decrease in the rate of cash use for inventory ($1.32 million).

Cash utilized for investing activities was approximately $6.82 million and $6.46 million for fiscal year 2003 and 2002, respectively. The Company’s higher utilization of cash for investing activities was primarily due to increased rates of spending for property, plant and equipment ($325,000) and a decrease in the rate of sales of productive assets ($2.71 million), which increase was tempered by a decrease ($1.66 million) and a decreased in the rate of other assets acquired ($894,000).

Additions to property, plant and equipment for fiscal year 2003, primarily relate to the reconstruction of the fire-damaged, by-product processing plant and the replacement of production equipment damaged in the fire. Of the $5.32 million invested in property, plant and equipment, approximately $2.5 million relates to the reconstruction of the by-product processing plant, which was finalized by the end of September 2003. The remaining amount is primarily related to investments in equipment for the by-product production plant and additions to the Company’s vehicle fleet.

As a result of the fire to the by-product processing plant, the Company received approximately $1.14 million in insurance proceeds which were used to fund the cost of reconstruction. However, The Company also had to use cash generated from operations as well as incur additional debt to finance the plant reconstruction.

For fiscal 2003, the Company retired $1.16 million in assets. Of this $1.07 million, approximately $750,000 related to the retirement of assets damaged by the fire. Notwithstanding the Company’s expenditure of $5.3 million in fiscal 2003 for property, plant and equipment, the Company’s property, plant and equipment assets decreased from $39.6 million in fiscal 2002 to $36.8 million in fiscal 2003, primarily due to the Company’s retirement of assets and the depreciation of assets.

In the fiscal year ended September 30, 2003, the Company invested approximately $1.4 million in connection with the potential acquisition of Logistica. If the acquisition is consummated, the Company anticipates an additional investment of approximately $1.1 million. See Item 1 for further discussion of the potential acquisition of Logistica.

The Company believes it will need at a minimum funds of approximately $5.0 million for investment activities for the next fiscal year, which figure includes the Company’s remaining projected investment in Logistica.

Cash provided by financing activities for fiscal year 2003, amounted to $6.29 million compared to cash used by financing activities amounting to $4.41 million for fiscal year 2002. The cash provided by financing activities ($6, 293,889) was primarily generated by short-term financings ($41,013,389), which were principally used to refinance other short-term financings ($20,855,551), retire long-term debt ($15,629,818) and fund the Company’s operations. Long-term financings also provided $1,793,455 of cash.

Relative to fiscal 2002, the increase in funds provided by financing activities is primarily due to a $14.51 million increase in short-term loans when compared to fiscal year 2002, in addition to a lower amortization of short-term debt ($6.81 million ).

Debt Utilization

The Company’s obligations under short-term and long-term debt and operating leases as of September 30, 2003 are as follows:

		Payments due by Period
	Total	Less than 1 Year	1-3 years	4-5 years
Short-term debt	$36,547,238	$36,547,238	$0	$0
Long-term debt	10,706,485	3,978,580	6,021,896	706,009
Leases	701,213	512,407	188,806	0

Total	$47,954,936	41,038,225	6,210,702	706,009

The Company projects that it will need to satisfy at least $41.04 million of short-term debt, long-term debt and capital lease payments within the fiscal year ended September 30, 2004. The Company also projects that it will seek to acquire the use of additional $5.0 million of property, plant and equipment within fiscal 2004, the use of which equipment may be secured by purchase or lease.

Debt Restructure

During the first quarter of 1998, the Company completed a private placement with Pacific Life Insurance Company (“PacLife”) of $20 million in notes payable, $8 million of which was outstanding as of September 23, 2003 (the “Outstanding PacLife Indebtedness”), bearing an annual interest rate of approximately 12%. In connection with the private placement of the Notes, the Company entered into certain negative covenants, restricting, among other things, the Company’s ability to provide collateral to other existing or potential lenders. These restrictive covenants limited the Company’s ability to obtain additional financing from third parties. To continue to allow the Company to fund its operations through the use of debt financing and eliminate the restrictive covenants, on September 24, 2003, the Company repaid the Outstanding PacLife Indebtedness. The Company was not required to pay a prepayment penalty to PacLife.

As a result of the Company’s repayment in full, on September 24, 2003, of the Outstanding PacLife Indebtedness, the Company was released from certain negative covenants, including, among other things, restrictions on the Company’s ability to provide collateral to other lenders.

In September 2003, the Company entered into a trust agreement (the “Trust Agreement”) pursuant to which it restructured its debt obligations with respect to $36.3 million in principal amount of indebtedness. Ten of the Company’s lenders were signatories to the Trust Agreement (the “Participating Lenders”) and, as of September 2003, the Company owed an aggregate of $36.3 million to the Participating Lenders. The Company contributed or pledged substantially all of the assets of the Company’s wholly-owned subsidiaries (the “Subsidiaries”) to a trust (the “Trust”), which, as of September 30, 2003 secured the Subsidiaries’ obligations with respect to the aggregate $36.3 million of indebtedness owed to the Participating Lenders.

As of December 31, 2003, the Company owed an aggregate of approximately $35.2 million to the Participating Lenders, all of which was secured by the Trust.

In consideration for the establishment of the Trust, the Participating Lenders have agreed to waive any and all defaults, excluding defaults resulting from the failure to pay interest as due, that the Subsidiaries have committed or may commit prior to March 22, 2004 (the “Amnesty Period”) with respect to outstanding indebtedness owed to the Participating Lenders. Accordingly, the Subsidiaries have been relieved of any obligation to make principal payments to the Participating Lenders until the end of the Amnesty Period. The Subsidiaries are still required to pay interest to the Participating Lenders in accordance with the terms of an agreed upon schedule. After the end of the Amnesty Period, the Subsidiaries are required to resume the payment of principal.

In order to fund the Trust, the Subsidiaries have transferred or pledged substantially all of their real and personal assets to the Trust (the “Trust Assets”). Under the terms of the trust agreement, the appraised value of the Trust Assets, which are being appraised under the supervision of the Trustee, must, at all times, be equal to or greater than 143% of the aggregate amount of the indebtedness secured by the Trust. The Participating Lenders have the right to designate experts to validate the appraised valuations. The Trust Agreement provides that, subject to the Trustee’s approval, additional Participating Lenders may execute and become subject to the terms of the Trust Agreement if the value of the Trust Assets continues to be equal to or greater than 143% of the aggregate amount of the indebtedness secured by the Trust. In addition, with the Trustee’s approval, the Participating Lenders may secure additional debt that it extends to the Company with the Trust provided that the value of the Trust Assets continues to be equal to or greater than 143% of the aggregate amount of the indebtedness secured by the Trust.

The Company believes the Trust Assets will have an appraised value sufficient to collateralize the indebtedness of the Participating Lenders in accordance with the terms of the Trust Agreement. As of December 31, 2003, the Company estimates that more than 80% of the appraisals have already been completed. Based on information provide to the Company by the independent appraiser, the appraised value of the assets which have been appraised as of the December 31, 2003 equals approximately $50 million. Accordingly, the Company believes that the final appraised value of the Trust Assets may be sufficient to collateralize additional loans in accordance with the terms of the Trust Agreement.

If the Subsidiaries, among other things, fail to make any principal or interest payment to any of the Participating Lenders when due or become insolvent, the Subsidiaries will be in breach of the Trust Agreement (a “Breach”). In the event the Trustee notifies the Subsidiaries of a Breach, the Subsidiaries will have fifteen days to cure such Breach (the “Cure Period”). If the Breach is not cured within the Cure Period, the Trustee must sell all of the Trust Assets and use the proceeds of such sale to repay to the Participating Lenders all outstanding indebtedness due and owed to them by the Subsidiaries. Any proceeds remaining after repayment is made in full to all of the Participating Lenders will be returned to the Subsidiaries. The Trust will terminate in accordance with its terms in the event of such a sale.

The Trust is governed by a Trust Agreement governed by the laws of Costa Rica. The Trust has a stated term of ten years but may terminate earlier in the event that all of the outstanding indebtedness owed to the Participating Lenders is repaid.

Certain of the Company’s other existing creditor banks (the “Non-Participating Lenders”) are not signatories to the Trust Agreement. As of September 30, 2003 and December 31, 2003, the Company has borrowed from the Non-Participating Lenders an aggregate of approximately $11.2 million and approximately $10.0 million, respectively. Three of the Non-Participating Lenders with an aggregate indebtedness amounting to $3.3 million are collaterized with property with an estimated fair market value of $4.9 million.

Short-term debt

As of September 30, 2003 the Company had issued short-term promissory notes with respect to an aggregate of approximately $36.5 million to 10 lenders. These notes payable consist of the following:

	September 30, 2003	September 30, 2002
Loans payable in U.S. Dollars	$36,436,852	$16,855,813
Loans payable in Colones	140,652	272,130
Less deferred debt issuance costs	(30,266)	(53,607)

	$36,547,238	$17,074,336

The Company’s notes payable primarily originate from lines of credit and bank commitments and are mainly utilized to support operations of the Company. As of September 30, 2003, $30.2 million of the notes payable were secured by the Trust. The Company estimates that, as of December 31, 2003, approximately $28.2 million of the notes payable were secured by the Trust. Notes payable are generally due from October 2003 through May 2004 and bear annual interest rates ranging from 3.62% to 9.50% in dollars and from 16.73% to 24.0% in colones.

Of the $36.5 million of short-term debt outstanding as of September 30, 2003, approximately $16.6 million of such short-term debt was payable to Banco Internacional de Costa Rica (“BICSA”), a Panamanian financial institution pursuant to nine letters of credit. The interest rate at which the funds borrowed from BICSA pursuant to the letters of credit bear interest ranges from 8.5% to 9.95%. The letters of credit mature between October 2003 and March 2004 although payment of principal on the letters of credit has been deferred until March 2004 pursuant to the terms of the Trust. As of September 30, 2003 the aggregate amount if indebtedness owed to BICSA was secured by the Trust.

As of December 31, 2003, the Company incurred an additional $8.9 million of indebtedness to BICSA pursuant to 9 letters of credit and used $8.4 million of the proceeds to repay approximately $8.4 million of existing indebtedness. As of December 31, 2003, the aggregate indebtedness owed to BICSA is approximately $17.1 million. The interest rate at which the additional indebtedness borrowed from BICSA pursuant to the letters of credit bears interest is 8.50%. These letters of credit mature between February 2004 to December 2005, although payment of principal on the letter of credit has been deferred until March 2004 pursuant to the terms of the Trust.

Of the $36.5 million of short-term debt outstanding as of September 30, 2003, approximately $3.9 million of such debt was payable to Transamerica Bank (“Transamerica”) pursuant to 5 letters of credit and/or promissory notes. The interest rate at which the funds borrowed from Transamerica pursuant to the letters of credit and/or promissory notes bear interest ranges from 7.75% to 8.25%. The letters of credit and/or promissory notes mature in March 2004.

As of September 30, 2003, the Company had also borrowed approximately $2.6 million of long-term debt from Transamerica pursuant to five letters of credit maturing between February 2004 and October 2008. As of September 30, 2003 the aggregate $6.5 million of indebtedness owed to Transamerica was secured by the Trust. The aggregate amount of the indebtedness owed to Transamerica as of December 31, 2003 was $6.5 million, the entirety of which was secured by the Trust.

Of the $36.5 million of short-term debt outstanding as of September 30, 2003, approximately $5.3 million of such debt was payable to Citibank pursuant to 14 letters of credit and/or promissory notes. As of September 30, 2003, the Company had also borrowed approximately $900,000 of long-term debt from Citibank pursuant to four letters of credit. The interest rate at which the funds borrowed from Citibank pursuant to the letters of credit bear interest ranges from 7.75% to 6.25%. The letters of credit matured between June 2003 and December 2003. Citibank is not a signatory to the trust agreement and all of the indebtedness owed to Citibank is unsecured. As indicted above, as of September 30, 2003 and December 31, 2003, the

Company had not made payments of approximately $800,000 and $5.3 million, respectively to Citibank. In October 2003, the Company repaid in full two letters of credit owed to Citibank totaling in the aggregate $899,266. The Company has received a demand for payment of the outstanding amount of the indebtedness owed to Citibank, which equals approximately $5.3 million as of December 31, 2003 and has been served with notices of court actions pursuant to which Citibank is seeking payment of the $5.3 million. See Item 3 “Legal Proceedings” for further discussion.

Long-term debt

As of September 30, 2003, the Company has incurred long-term debt in the aggregate amount of approximately $10.71 million to nine lenders. Long-term debt consists of the following:

	September 30, 2003	September 30, 2002
Series A Senior Notes	$0	$4,800,000
Series B Senior Notes	0	7,200,000
Bank loans denominated in U.S. dollars	10,560,693	12,102,539
Bank loans denominated in Costa Rican colones	188,443	257,031
Less: Deferred debt issuance costs	(42,597)	(150,480)

	10,706,485	24,209,090
Less: Current portion	3,978,580	8,190,702

	$6,727,905	$16,018,388

Bank loans are due from January 2004 to October 2008. Debt issuance costs are deferred and then amortized over the term of the debt. Interest rates for long-term debt are as follows:

	September 30, 2003	September 30, 2002
Private Placement	—	11.96%
U.S. dollar loans	2.57% -10.50%	2.47% -11.00%
Costa Rican colon loans	24.00%	24.00% - 24.50%

Future payments on long-term debt as of September 30, 2003 are as follows:

Year	Amount
2004	$3,978,580
2005	3,078,574
2006	1,980,466
2007	962,856
2008	613,161
Thereafter	92,848

$6.1 million of the long-term indebtedness is secured by the Trust and approximately $2.5 million of the long-term indebtedness owed to Non-Participating Lenders is secured by other collateral provided by the Company with an estimated fair market value of $4.0 million. The Company defers debt issuance costs and then amortizes such costs over the term of the debt.

Although the Company has entered into the Trust Agreement, the Company has not yet secured an alternative long-term financing source that would insulate it from the risks associated with the inability to satisfy its obligations as they come due or the loss of one of its relatively short-term financing sources. The Company is seeking to address its anticipated short-term funding requirements by various means including, but not limited to, entering into negotiations with the Participating Lenders to extend the maturity date on the short-term indebtedness owed to such Participating Lenders. In addition, the Company is seeking to secure long-term financing through the private or public issuance of debt instruments. Although the Company has entered into discussions with a number of potential capital sources, there can be no assurances that the Company will be successful in its efforts to secure long-term financing on terms acceptable to the Company. The Company’s ability to maintain sufficient liquidity to meet its short-term cash needs is highly dependent on achieving these initiatives. There is no assurance that these initiatives will be successful, and failure to successfully complete these initiatives could have a material adverse effect on the Company’s liquidity and operations, and could require the Company to consider alternative measures, including, but not limited to, the deferral of planned capital expenditures and the further reduction of discretionary spending.

As a general practice in Costa Rica, banks require high-ranking executives of the companies to serve as guarantors of loans. Accordingly, Mr. Calixto Chaves and/or Mr. Jorge Quesada personally guaranteed (the “Guarantee Services”) the repayment of certain lines of credit, and certain short and long-term bank lines. As of September 30, 2003, Mr. Chaves and Mr. Quesada had provided Guarantee Services with respect to bank lines with a maximum principal balance of $31,640,791 and $12,110,633, respectively. Mr. Quesada has not had in the past, nor does he currently have an obligation to provide Guarantee Services to the Company in the future. On December 22, 2003, Mr. Chaves sold all of his shares of the Company’s common stock. See Item 12 for further information. In connection with such sale, Mr. Chaves entered into an agreement with the Company whereby he has agreed to indemnify the Company from and against any losses or damages caused by his failure within the next year to provide, if requested, his personal guarantee with respect to any loan which he has previously guaranteed and the Company is seeking to defer repayment of. There can be no assurances that Mr. Chaves’ future guarantees will be sought by the Company’s lenders and, if sought, will be procured.

Potential Acquisitions

The Company is continuing to explore the acquisition of majority of the outstanding common stock of Industrias Avicolas Integradas, S.A. (“Indavinsa”) and Avicola Core Etuba Ltda. (“Core”), both engaged in the production and distribution of poultry. The Company would acquire the majority of the outstanding stock of Core from the Company’s Chief Executive Officer. The Company is closely evaluating the performance of these companies to determine if, when and how the Company should integrate its business with the acquisition targets, and has postponed indefinitely investments in these two companies.

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and As de Oros entered into a Stock Purchase Agreement pursuant to which As de Oros agreed to acquire from Port Ventures 2,040 shares of common stock of Logistica, representing 51% of the issued and outstanding shares of capital stock of Logistica, for a purchase price of US $2,580,000. See Item 1 for further discussion of the potential acquisition of Logistica

As with any business acquisition, there can be no assurance that the Company will close these acquisitions and there can be no assurance that these acquisition efforts will prove to be beneficial to the Company. Even if the Company’s board of directors, audit committee and management team believe the Company should pursue a development or acquisition opportunity and successfully negotiate the contracts critical to such venture. The Company will continue to evaluate financial performance and giving the necessary collaboration in order to obtain the necessary judging elements to arrive to a definite decision.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies (see Note 1 to the Company’s audited consolidated financial statements), the following may involve a higher degree of judgment and complexity.

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

Although to date the Company’s assessment has not required it to record any impairment of long-lived assets, if the estimates and assumptions used to make such assessment should change in the future, the Company could be required to record impairment charges. On October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and was required to assess its goodwill for impairment issues upon adoption, and then at least annually thereafter. During the years ended September 30, 2003 and 2002, the Company was not required to record any impairment losses related to goodwill and other intangible assets.

Income taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing a valuation allowance for a deferred tax asset, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would need to be adjusted. As of September 30, 2003 and 2002, the Company had valuation allowances amounting to $2,473,943 and $2,921,271, respectively.

Allowance for doubtful accounts: The allowance for doubtful accounts reflects estimated losses resulting from the inability to collect required payments from our customers. The allowance for doubtful accounts is based on management’s review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. For the years ended September 30, 2003 and 2002, the Company recorded a write-off of doubtful receivables amounting to approximately $312,000 and $375,000, respectively.

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

Impact of Recently Issued Accounting Standards

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not currently have any recorded stock based compensation expense, thus the adoption of SFAS 148 does not have a material impact on its financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN 46. The FASB also indicated that it would be issuing a modification to FIN 46 prior to the end of the 2003 calendar year. Accordingly, the Company has deferred the adoption of FIN 46 with respect to variable interest entities created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management of the Company does not anticipate the adoption will have a material impact to the Company’s financial position or results of operations.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The Company and its representatives may, from time to time, make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) market conditions for finished products, including the supply and pricing of alternative proteins which may impact the Company’s pricing power; (iii) risks associated with leverage, including cost increases attributable to rising interest rates; (iv) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational and labor laws, health and safety regulations, and currency fluctuations; and (v) the effect of, or changes in, general economic conditions.

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

As of September 30, 2003, the Company had outstanding indebtedness of approximately $46.87 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase during the year in the devaluation of the colon/dollar exchange rate would be approximately $479,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of September 30, 2003, the Company had outstanding a total of approximately $47.2 million in loans and other debt primarily in U.S. Dollars. During the fiscal year ended September 30, 2003, on average, approximately $31.5 million of such debt bore variable interest rates, based on LIBOR or Prime Rate. A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect as of September 30, 2003 would result in a potential increase in interest expense of $335,650. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company purchases its corn through the Chicago Board of Trade (“CBOT”) and has been actively hedging its exposure to corn price fluctuations since 1991. The Company’s strategy is to hedge against price increases in corn and soybean meal, and it is not involved in speculative trading. Contract terms range from one month to six months. The Company buys directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company’s hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company bases its target prices on the worst case price assumptions (i.e. high prices). The prices paid by the Company for corn and soy bean meal were 6.61% below its budgeted prices, for the year ended September 30, 2003. The Company purchases its soybean meal through a company in Costa Rica, INOLASA, in which the Company holds a 10% equity interest. In Costa Rica, there is an applicable 5% tax for soybean meal imports, which is not levied if such imports are purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT.

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges during fiscal 2003 or 2002. The Company expects that losses in the amount of $174,537 recorded in other comprehensive loss as of September 30, 2003, related to cash flow hedges, will be recognized within the following 3 months. The Company generally does not hedge anticipated transactions beyond 6 months.

The Company has a $500,000 credit line with Futures U.S.A., Inc. (“FIMAT”) and draws upon this credit line to cover its initial margin deposit. The interest rate paid on this line of credit averages an annual rate of less than 10% on drawn amounts.

For the year ended September 30, 2003, a hypothetical 10% increase in the monthly price of corn and soybean meal would have resulted in an increase in cost of sales of approximately $2.81 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated by reference to the independent Auditor’s Report issued by Stonefield Josephson Inc. on and Arthur Andersen on December 7, 2001 included on page F-2 and from the consolidated financial statements and supplementary data, on pages F-3 through F-39 on this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, their ages and present positions held in the Company, as of the date of this report, are as follows:

Officer Name	Age	Position Held
Calixto Chaves	57	Chairman, Chief Executive Officer, President and Director
Federico Vargas	70	Director and Chairman of the Audit Committee
Jorge M. Quesada	54	Director, Treasurer and President of the Board of Directors Pipasa and As De Oros
Luis J. Lauredo	54	Director and Member of the Audit Committee
Alfred E. Smith, IV	52	Director
Jose Vidal	59	Director
Monica Chaves	32	Director and Secretary,
Gina Sequeira	33	Chief Financial Officer
Grant “Jack” Peeples	73	Director and Member of the Audit Committee
Victor Oconitrillo	46	President of each of the Subsidiaries
Pedro Dobles	52	Vice President of each of the Subsidiaries
Alfonso Gutierrez	55	Secretary of each of the Subsidiaries
Eladio Villalta	72	Treasurer of each of the Subsidiaries
Carlos Ceciliano	64	Supervisor of the Board of Directors of each of the Subsidiaries
Jose Zamora	50	Production Vice President of each of the Subsidiaries

The Company’s directors will serve in such capacity until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. The officers serve at the discretion of the Company’s directors. Monica Chaves, Carlos Zamora and Jorge M. Quesada are the daughter, cousin and brother-in-law of Calixto Chaves, respectively. Otherwise, there are no family relationships among the Company’s officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Mr. Calixto Chaves. Mr. Chaves is Chairman of the Board, Chief Executive Officer and President of the Company and has served as such since 1996. Mr. Chaves also founded Pipasa in 1969 and served as its Chairman of the Board until September of 2003. He has served on the board of directors of Central American Oils and Derivatives, S.A. and American Oleaginous Industry from 1991 to present. From 1994 to 1996, he was a board member of Cerveceria Americana, a private brewery. In 1994, he served as an advisor to the President of Costa Rica and the Ministry of Economic Business Affairs. From 1983 to 1985, he was a member of the Board of Directors of the Sugar Cane Agricultural League. From 1982 to 1986, he served as Minister of the Costa Rican Ministry of Industry, Energy and Mines and became Minister of Natural Resources in 1986.

Mr. Jorge M. Quesada. Mr. Quesada has been a member of the Board of Directors of the Company since August 1996 and was the Company’s Chief Financial Officer from August 1996 to September 1998. Mr. Quesada served on the Company’s Audit Committee from August 1996 until June 2001. Mr. Quesada has held numerous positions with Pipasa since 1985, and was Pipasa’s Executive Vice President from 1990 to 1999. Mr. Quesada has served as the Executive President of Pipasa and Corporacion As de Oros, S.A. (“As de Oros”) since March 1, 1999. He was a member of the board of directors of Banco de Fomento Agricola (d/b/a Banco Cuscatlán) from 1991 to 1996. From 1987 to 1991, he was on the board of directors of Financiera Belen, S.A. Mr. Quesada has conducted numerous seminars regarding marketing topics. He obtained his Degree in Business Administration, with an emphasis on Public Accounting, from the University of Costa Rica in 1984.

Mr. Jose Vidal.: Mr. Vidal attended college at University of Costa Rica where he graduated from the Economic Science School with a Masters Degree in Business Administration with an emphasis in finance. Mr. Vidal has more than 34 years of experience in different administrative areas in Costa Rican as well as United States companies. From 1977 until the present, Mr. Vidal last worked as the General Manager of the Potomac Electric Power Company. He has also been member of the American Management Association.

Dr. Federico Vargas. Dr. Vargas has been a member of the Board of Directors since August 1996 and Chairman of the Audit Committee since July, 2001. Dr. Vargas has also served on the board of directors of

Pipasa since January 1995, served on the board of directors of Restaurantes As de Oros, a subsidiary of As de Oros, from November 1999 until June 2001, and served as a member of the board of directors of Financiera Belén from February 1999 until July 2001. He has served as a Professor of Economics and Social Sciences at the University of Costa Rica from 1963 to the present. Dr. Vargas has been extensively involved in political activities since 1974. From 1990 to 1994, he served as a Deputy in the Costa Rican Assembly. From 1993 to 1994, he was Chairman of the Legislative Section of the Partido Liberacion Nacional of Costa Rica. Prior to 1990, Dr. Vargas held a number of political offices including Minister of Finance on two occasions, Ambassador of Costa Rica to the United States, Ambassador of Costa Rica to the Organization of American States, Counselor to the President of Costa Rica in Finance and External Debt, with the rank of Minister of Economics, and Advisor to the President of Costa Rica. Dr. Vargas serves on the boards of directors and advisory bodies of numerous charitable and educational organizations and is the author of a number of publications in economic and educational matters. He obtained his Bachelor’s degree in Business Administration from Nichols College in Massachusetts in 1954 and his Ph.D. from the University of Colorado in 1967. He has also attended the Wharton School of Finance and Commerce at the University of Pennsylvania. Dr. Vargas graduated from the University of Costa Rica with a degree in Business Administration.

Mr. Alfred E. Smith, IV. Mr. Smith has been a member of the Board of Directors of the Company since June, 1994. Mr. Smith has been the Managing Partner of the Wall Street firm of Bear Wagner since April, 2001 and was the Managing Director of Hunter Specialists, LLC, New York, from January 1997 to April, 2001. From 1979 to 1996, he was with CMJ Partners, a New York Stock Exchange member firm. Mr. Smith is the Chairman of the Government Relations Committee of the New York Stock Exchange, Director and Secretary of the Alfred Emanuel Smith Memorial Foundation, Chairman of the Cardinal’s Committee for the Laity-Wall Street Division since 1985, Founder and Chairman of Hackers for Hope since 1989, Director of the Center for Hope since 1989, a Director at the Catholic Youth Organization until 1997, member of the President’s Council of Memorial Sloan Kettering Hospital since 1986, and a member of the New York City Advisory Board of the Enterprise Foundation. Mr. Smith is also a member of the Board of Trustees of St. Vincent’s Hospital and Medical Center, since 1986, and the Cavalry Hospital since 1998, and was a member of the Board of Trustees of Iona Prep School, Saint Agnes Hospital, and Our Lady of Mercy Medical Center. Mr. Smith is a member of the Association of the Sovereign Military Order of Malta. He has received numerous awards for his charity humanitarian work, including “Wall Street 50” Honoree Humanitarian Award, Terence Cardinal Cooke Center in 1999; Man of the Year Award at Iona Prep in 1986, Club of Champions Gold Medal Award of the Catholic Youth Organization, Ellis Island Medal of Honor, the National Brotherhood Award of the National Conference of Christians and Jews, the Graymoor Community Service Award by the Franciscan Friars of the Atonement, the American Cancer Society’s Gold Sword of Hope Award, and the Terence Cardinal Cooke Humanitarian Award by Our Lady of Mercy Medical Center. Mr. Smith was educated at Villanova University.

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

Mr. Grant “Jack” Peeples. Mr. Peeples has served as a Director and a member of the Audit Committee since August 2001. He served in the Korean War as an Airborne Infantry Officer and Rifle Company Commander. He was awarded Combat Infantryman Badge, Bronze Star for Valor and Purple Heart. He graduated from the University of Florida College of Law in 1957, joined the law firm of former Governor Leroy Collins in Tallahassee, Florida. Mr. Peeples was appointed as Legislative Counsel to Governor Collins in 1958 and appointed to the Governor’s Cabinet as State Beverage Director in 1959. Mr. Peeples returned to the private practice of law in 1961, specializing in legislative and administrative practice in Tallahassee, Florida; and became the founding partner of Peeples, Earl & Blank in 1970, specializing in environmental law and acting as Senior Trial Counsel in numerous landmark environmental and regulatory cases. Mr. Peeples retired from Peeples, Earl & Blank in 1994 and joined White & Case as Of Counsel. He served as Campaign Chairman and Chairman of the Transition Team for Governor Lawton Chiles as well as the Legislative and Senior Counsel to the Governor. Mr. Peeples has also served as the Vice-Chairman of the Governor’s Commission on Governance, the Vice-Chairman of Governor’s Commission on the Homeless, the Chairman of Florida Aviation Commission, the Co-Chairman of the Dade County Homeless Trust, a Board Member of the Florida Independent College Fund, a Member of the Board of Overseers, a member of the board of the University of Florida Medical School, and representative of the Governor and the Cabinet on the Downtown Development Authority. He has also served as General Counsel and as a member of the Board of Directors of Deltona Corporation, a NYSE company, as a member of the Board of Directors and Chairman of the Audit Committee of United Petroleum Group, a Hunt family company, and as Senior Counsel and a member of the Board of Directors of Senior Networks, Inc.

Ms. Monica Chaves. Ms. Chaves has served as a Director and the Secretary of the Company since 1996 and as a director of Pipasa from October 1999 until September 2003. Ms. Chaves joined Pipasa as assistant manager in the company’s Finance Division in 1991 where she was in charge of Pipasa’s Special Investment Department. In 1996, when the Company went public, Ms. Chaves assumed the Company’s Investor Relations Department. Ms. Chaves also served as the Vice President of Administration of Pipasa and As de Oros from March 1, 1999 until August 2003. Ms. Chaves received a Bachelor’s degree in Business Administration from Saint Michaels College, located in Vermont. Ms. Chaves is the daughter of Mr. Calixto Chaves.

Ms. Gina Sequeira. Ms. Sequeira was appointed Chief Financial Officer of the Company on November 8, 2002. She joined the Company in April of 1996 and has served in the financial and accounting divisions of the Company. Ms. Sequeira obtained her degree in accounting from the Universidad Internacional de las Americas in 1994 and has been a member of the Institute of Certified Public Accountants of Costa Rica since 1998. Ms. Sequeira worked in external auditing prior to her employment with the Company.

Mr. Victor Oconitrillo. Mr. Oconitrillo was appointed as President of each of the Company’s Subsidiaries in December 2003. From 1994 until the present, Mr. Oconitrillo has served as the General Manager and as a director of Grupo Consolidado SAMA, S.A. (“SAMA”), a privately held financial advisory corporation, and certain of its privately held affiliated companies, including Inversiones Sama, S.A., Puesto de Bolsa, Sama Internacional (G.S.), S.A. and Sama Valores (G.S.), S.A. Mr. Oconitrillo received his Bachelor’s Degree in

Sociology and his Masters in Business Administration with an emphasis in international business from the University of Costa Rica. Since 1982, Mr. Oconitrillo has also been accredited as a stock broker by the Bolsa Nacional de Valores, S.A, the Costa Rican stock exchange.

Mr. Pedro Dobles. Mr. Dobles was appointed as the Vice President of the Company’s Subsidiaries in December 2003. From October 1995 until July 2003, Mr. Dobles served as the General Director of Florida Ice and Farm (Cervecceria Costa Rica), the largest privately held brewery company in Costa Rica. His responsibilities as General Director included, among other things, overseeing all of the company’s operations. Mr. Dobles has also served as a member of the Board of Directors of SAMA from August 2003 until the present. Mr. Dobles received his Bachelor’s Degree in Industrial Engineering from the University of Houston and his Masters in Business Administration from Instituto Centroamericano de Administracion de Empresas. Mr. Dobles also attended strategic marketing management seminars at Harvard Business School in June 1993 and business strategy seminars at Columbia University in 1991.

Mr. Alfonso Gutierrez. Mr. Gutierrez was appointed as the Secretary of the Company’s Subsidiaries in August 2003. From 1976 until the present, Mr. Gutierrez has worked as an attorney for a private law firm owned by him. Mr. Guiterrez has also served as President of SAMA’s Board of Directors from November 2002 until the present. Mr. Guiterrez received his Licenciatura in Law from the Universidad de Costa Rica and has engaged in post-graduate study in commercial law from the Instituto de Comercial y Comparado Lorenzo Moss.

Mr. Eladio Villalta. Mr. Villalta was appointed as the Treasurer of the Company’s Subsidiaries in August 2003. From 1988 until June 1993, Mr. Villalta worked as an Independent Accounting Advisor to Conferencia Episcopal. Mr. Villalta retired in June 1993, Mr. Villalta has served as a member of the Board of Directors of SAMA from April 2003 until the present. Mr. Villalta received his Licenciature in Business Administration with an emphasis in accounting from the Universidad de Costa Rica and has engged in post-graduate study at the University CEARA de Brasil and the University of California in Los Angelas. Mr. Villalta is a Certified Public Accountant.

Mr. Carlos Ceciliano. Mr. Ceciliano was appointed as the Supervisor of the Board of Directors of the Company’s Subsidiaries in December 2003. Prior to such appointment, Mr. Ceciliano served as the Vice President of the Company’s operating subsidiaries from August 2003 until December 2003. From June 2002 until the present, Mr. Ceciliano has served as the President of Ceciliano Consultores, S.A., a business consulting firm which he owns and operates. From June 1974 until May 2002, Mr. Ceciliano was a partner in Ceciliano y Compania, a Costa Rican privately held accounting firm. Mr. Ceciliano has also served as the Fiscal of SAMA from 1976 until the present. Mr. Ceciliano received his Bachelor’s Degree in Economics and Social Science with an emphasis in business administration from the University of Costa Rica.

Legal Proceedings

On January 24, 2003, the Staff (the “Staff”) of the Securities and Exchange Commission (the “Commission”) notified the Company that it was conducting an informal inquiry of the Company.

On August 15, 2003 , the Commission filed a settled civil injunctive action against the Company, the Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”) for violations of the CEO and CFO certification requirements of the Sarbanes-Oxley Act of 2002. The Company, the CEO and the CFO have consented, without admitting or denying the allegations in the Commission’s complaint, to the entry of a Final Judgment of Permanent Injunction and Other Relief (“Final Judgment”). According to the Commission’s complaint, on January 13, 2003, the Company filed a Form 10-K annual report with the Commission containing a purportedly unqualified independent auditor’s report from Deloitte & Touche. The audit report represented that the Company’s consolidated financial statements were presented fairly and in conformity with generally accepted accounting principles. At the time of the filing, however, Deloitte & Touche had not provided the Company with a signed audit report and, according to the Commission’s complaint, the Company’s financial statements contained material classification errors.

The Final Judgment permanently enjoins the Company from violating Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12b-20 and 13a-1

thereunder, which governs the accuracy of the issuer books and records and financial disclosures. The Final Judgment also permanently enjoins the CEO and CFO from violating Section 13(b)(5) of the Exchange Act and Rule 13a-14 thereunder and from aiding and abetting violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-1 thereunder. Pursuant to the Final Judgment, the CEO was ordered to pay $25,000 in civil penalties. A penalty was not imposed against the CFO based on the sworn financial statements and other financial information she provided to the Commission.

Except for the legal proceedings discussed above, the Company is not aware of any pending, material legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse the Company.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of the Company, including the Chief Executive Officer and the Chief Financial Officer.

Audit Committee

The Company’s Audit Committee currently consists of Messrs. Lauredo, Peeples and Vargas. Each member of the Audit Committee is an independent director pursuant to Rule 10A-3 promulgated pursuant to the Securities Exchange Act of 1934, as amended (the “1934 Act”). However, Mr. Lauredo may not be deemed to be independent under newly adopted Section 121A of the AMEX Company Guide which will become effective on the earlier of (i) the Company’s first annual shareholders meeting after January 15, 2004 or (ii) October 31, 2004. Although each of Mr. Lauredo, Mr. Peeples and Mr. Vargas possesses extensive business and financial experience, they Board of Directors has determined that they do not appear to meet the “financial expert” requirements set forth in the rules established pursuant to the Sarbanes-Oxley Act of 2002. The Company has not yet identified an individual satisfying those criteria as well as other criteria that the Company believes are important for an individual to make a meaningful contribution to the deliberations of the Board of Directors as a whole. Within the next year, the Board of Directors plan to consider options for attracting a qualified financial expert to serve on the Audit Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Sec 16(a) of 1934 Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Company’s outstanding Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial report of ownership and report changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners have been complied with respect to the fiscal years ended September 30, 2003 and September 30, 2002.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended September 30, 2003, 2002 and 2001 the aggregate compensation awarded to, earned by or paid to Mr. Chaves, the Company’s Chief Executive Officer. The table also sets forth the aggregate compensation awarded to, earned by or paid to the other two most highly compensated officers for the fiscal year ended September 30, 2003. No Executive Officer of the Company or its subsidiaries, other than Mr. Chaves, Mr. Quesada and Mr. Zamora, earned compensation in excess of $100,000 during fiscal year ended September 30, 2003. No Executive Officer of the Company, other than Mr. Chaves, earned compensation in excess of $100,000 during the fiscal year ended September 30, 2001. The Company neither granted any restricted stock awards or stock appreciation rights to nor made any long-term incentive plan payouts to any of the Named Executive Officers during the fiscal years ended September 30, 2003, 2002, and 2001.

Name and Principal Position	Fiscal Year	Salary Compensation(1)	Bonus Compensation (2)	All Other
Calixto Chaves	2003	$166,546	$13,308	$434,868	(3)
Chief Executive Officer	2002	$160,336	$3,491	$18,133
	2001	$145,233		$7,179

Jorge Quesada	2003	$137,456	$10,383	$4,143
Treasurer, Director and Executive President	2002	$124,796	$3,106	$15,764

Jose Zamora	2003	$101,972	$7,680	$3,923
Production Vice-President of Subsidiaries	2002	$88,159	$2,229	$12,806

(1)	Salary compensation was paid in Costa Rican colones and in dollars. For the purposes of this presentation, all compensation has been converted to U.S. dollars at the then current exchange rate for Costa Rican colones.

(2)	Represents Director’s fees payable for action as a Director of Pipasa and other incentive compensation.

(3)	Includes $3,195 for meetings of the Company’s Board of Directors, $262,765 for Mr. Chaves’ provision of loan guarantee services, and $168,906 in accrued vacation benefits. (see Item 13 for further discussion)

Compensation of Directors

The Company reimburses all members of the Board of Directors for their expenses in connection with their activities as Directors of the Company. Directors of the Company receive additional compensation for their services as Directors at a rate of $200 for each Board Meeting that they attend. Members of the Company’s Audit Committee receive additional compensation for their services as Audit Committee members at a rate of $300 for each Audit Committee meeting that they attend.

Employment Agreements and Change in Control Agreements

The Company has no employment agreements and no change in control agreements with any executive officer.

Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee currently consisting of the members of the Company’s Audit Committee: Mr. Lauredo, Mr. Vargas and Mr. Peeples. None of the members of the Compensation Committee are or ever have been officers of the Company. This Committee makes the determinations for stock issuances pursuant to the Company’s compensation plans. Except for payments paid upon the severance or termination of an employee as required by Costa Rican law, the Company has no retirement, pension or profit sharing plans covering its officers and directors, but has contemplated the implementation of such a plan in the future.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee is responsible for establishing and administering the policies for the Company’s compensation programs and for approving the compensation levels of the executives and managers of the Company and its subsidiaries, including its Chief Executive Officer. The Committee also reviews with the Chief Executive Officer guidelines for salaries and bonus awards applicable to the Company’s employees other than its executives and managers.

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

In determining the level and form of executive compensation to be paid or awarded, the Committee relies primarily on the recommendations of the Human Resources Department, which provides the Committee an assessment of the subject executive’s performance and the Company’s performance in light of its strategic objectives. The Committee considered a number of factors in establishing compensation in the fiscal year ended September 30, 2003, none of which was quantified, ranked or assigned relative weight.

•	The Company’s retention of its position as one of the leading producers and distributors of poultry products in Costa Rica.

•	The further diversification, expansion, and broadening of the Company’s core business and new service offerings.

•	Individual performance and contributions to the Company.

•	Individual compensation history.

Salary

The base salary of executives and managers is determined initially by analyzing and evaluating the responsibilities of the position and comparing the proposed base salary with that of executives and managers in comparable positions in other companies. Adjustments are determined by objective factors such as the Company’s performance and the individual’s contribution to that performance and subjective considerations such as additional responsibilities taken on by the executive or manager. The Committee awarded increases in base salary to certain of the executive officers and managers of the Company, including the Chief Executive Officer.

Incentive Awards

In addition to paying a base salary, the Company offers its executives and managers an opportunity to earn discretionary incentive bonuses as a component of overall compensation based on the performance of the individual and the individual’s business unit. For the fiscal year ended September 30, 2003, the Committee awarded bonuses to certain of the Company’s executives and managers.

CEO Compensation

Mr. Calixto Chaves, the Company’s Chief Executive Officer, was paid a salary of $166,546 for the fiscal year ended September 30, 2003. The Committee considered the same factors described above in establishing Mr. Chaves’ compensation, with particular emphasis on Mr. Chaves’ service and various contributions to the Company.

PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return on the Company’s Common Stock over the last six fiscal years, as compared to the total returns of the NASDAQ Stock Market Index and a group of peer companies (the “Peer Group”). The graph assumes $100 was invested on September 30, 1998 and that all dividends were reinvested in the Company’s Common Stock, the NASDAQ Stock Market Index and the Peer Group.

Because trading of the Company’s Common Stock on the AMEX was halted from January 21, 2003 until the end of the fiscal year ended September 30, 2003, the graph has been prepared using the closing price of the Company’s Common Stock as reported by the AMEX on January 21, 2003.

The Peer Group includes the Company, Cagle’s, Inc., Industrias Bachoco S.A., Pilgrim’s Pride Corporation (CLA and CLB) Sanderson Farms, Inc., Seaboard Corporation, Tyson Foods, Inc., and WLR Food, Inc. The Peer Group consists of companies that are engaged in the poultry slaughtering and processing business. Companies included in the Peer Group were weighted by market capitalization from the beginning of each period for which a return is indicated.

ASSUMES $100 INVESTED ON SEPTEMBER 30, 1998

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING SEPTEMBER 30, 2003

	1998	1999	2000	2001	2002	2003
RICA FOODS, INC.	100.00	227.16	325.93	71.11	15.41	18.77	(1)
SIC GROUP INDEX	100.00	79.82	58.99	62.55	58.94	135.54
NASDAQ MARKET INDEX	100.00	161.77	221.30	90.67	72.95	111.80

(1)	Calculated using the closing price of the Company’s Common Stock as reported by the AMEX on January 21, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company has been informed that on December 22, 2003, Calixto Chaves (“Mr. Chaves”), Monica Chaves (“Ms. Chaves’), JP Chaves, Comercial Angui and certain other shareholders (the “Selling Shareholders”), have sold (the “Stock Sale”) all 9,933,154 shares of the common stock held by the Selling Shareholders (the “Shares”), representing approximately 77.2% of the Company’s issued and outstanding shares of common stock, to Avicola Campesinos, Inc., a Nevada corporation (“Avicola”), for a cash purchase price of approximately U.S.$12.5 million.

Based upon information contained in an executed Schedule 13D provided by Avicola to the Company (the “Schedule 13D”), it appears that Avicola is wholly owned by Tenedora G.S., S.A., a Costa Rican corporation (“Tenedora”).

Also as indicated in the Schedule 13D, Mavipel, S.A., a Costa Rican corporation (“Mavipel”), Inversiones Harenaz L III, S.A. (“Harenaz”), a Costa Rican corporation, CYS Asesores de Mercadeo y Finanzas, S.A, a Costa Rican corporation (“CYS”), Sarita Trading, S.A., a Panamanian corporation (“Sarita”), Corporacion Adral, S.A., Costa Rican corporation (“Adral”), Centro, S.A., a Costa Rican corporation (“Centro”), Hoy por Hoy, S.A., a Costa Rican corporation (“Hoy”), Asociacion Solidarista de Empleados Grupo Sama y Afines, a Costa Rican labor entity (“ASEGSA”) and Quirinal, S.A. (“Quirinal”) are the holders of approximately 35.3%, 14.2%, 13%, 13.4%, 8.1%, 9.2%, 2.3%, 1.7%, and 2.8%, respectively of the outstanding common stock of Tenedora. Together, Mavipel, Harenaz, CYS, Sarita, Adral, Centro, Hoy, ASEGSA and Quirinal may be deemed to control Tenedora.

The Company has been informed, pursuant to the Schedule 13D, that Victor Oconitrillo is the holder of 100% of the outstanding common stock of Mavipel. Henry Zamora is the holder of 100% of the outstanding common stock of Harenaz. Rolando Cervantes is the holder of 100% of the outstanding common stock of CYS. Jorge Torres is the holder of 100% of the outstanding common stock of Sarita. Mariangel Solera is the holder of 100% of the outstanding common stock of Adral. Robert Aspinall is the holder of 100% of the outstanding common stock of Centro. Oscar Hernandez is the holder of 100% of the outstanding common stock of Hoy. Alfonso Gutierrez is the holder of 100% of the outstanding common stock of Quirinal.

The Stock Sale was conditioned upon the approval of the board of directors of the Company, which was granted after the board considered a number of factors, including the following:

•	Approximately $6.9 million of the proceeds of the Stock Sale were used to satisfy Mr. Chaves’ existing indebtedness to the Company and approximately $1.95 million of the proceeds were used to settle certain litigation.

•	Mr. Chaves and Mr. Jorge Quesada have, at various times, personally guaranteed the Company’s repayment of various debts. As of the closing of the Stock Sale, Mr. Chaves and Mr. Quesada had outstanding personal guarantees with respect to approximately $27.9 million and $9.2 million of the Company’s indebtedness. The guarantees extended by Mr. Chaves and Mr. Quesada will remain in place notwithstanding the Stock Sale. In addition, Mr. Chaves has entered into an agreement with the Company whereby he has agreed to indemnify the Company from and against any losses or damages caused by his failure within the next year to provide, if requested, his personal guarantee with respect to any loan which he has previously guaranteed and the Company is seeking to defer repayment of.

•	Mr. Chaves has agreed to indemnify the Company from and against certain damages or losses that could directly or indirectly result from or in connection with the Stock Sale.

Mr. Chaves, Mr. Quesada, Ms. Chaves continue to serve on the board of directors of the Company. However, as the holder of a majority of the Common Stock, Avicola will generally have the power to elect directors to serve on the Company’s board of directors. Although Avicola has not directly or indirectly taken any actions to initiate any changes with regards to the Company’s board of directors, Avicola has indicated to the Company in the Schedule 13D that it does anticipate seeking to influence the nomination and election of directors in the future.

The Purchasers conditioned the closing of the Stock Sale on the Company’s electing seven affiliates of Avicola to serve on the eight person board of directors of each of the Company’s subsidiaries and elected affiliates of Avicola to serve as the president, vice president, secretary, treasurer and controller of each subsidiary.

As reported in the 13D, in order to fund the purchase of the Shares, on December 15, 2003 (the “Effective Date”), Avicola entered into a financing agreement (the “Financing Agreement”) with Servicios Bursatiles Internacionales Sociedad Anonima (“SBI”), a Panamanian corporation pursuant to which SBI extended a loan to Avicola in the amount of approximately $12.5 million (the “Purchase Loan”). The entire Purchase Loan was used by Avicola to purchase the Shares.

Under the terms of the Financing Agreement, interest on the Purchase Loan will be payable annually, with the first payment due one year from the Effective Date, at the rate of prime plus four. The outstanding principal amount of the Purchase Loan plus any accrued but unpaid interest will be payable on December 15, 2008. As security for the Purchase Loan, Avicola has pledged the Shares to SBI pursuant to the terms of a stock pledge agreement. In addition, Tenedora has extended a guarantee with respect to the Purchase Loan.

The following table sets forth, as of December 31, 2003, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) certain executive officers of the Company, and (iv) all directors and officers as a group. Unless otherwise indicated, the address of each beneficial owner is Rica Foods, Inc., 1840 Coral Way 101 Miami, Florida 33145.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)		Percentage of Shares Owned (1)
Avicola Campesinos, S.A.	9,933,154	(3)	77.2%
Tenedora G.S., S.A.	9,933,154	(4)	77.2%
Mr. Victor Oconitrillo	0	(4)	*
Mr. Pedro Dobles	0		*
Mr. Alfonso Gutierrez	0	(4)	*
Mr. Eladio Villalta	0		*
Mr. Carlos Ceciliano	0		*
Mr. Calixto Chaves	0		*
Mr. Jorge M. Quesada	45,794	(5)	*
Ms. Monica Chaves	0		*
Mr. Alfred E. Smith IV	34,534	(6)	*
Dr. Federico Vargas	0	(7)	*
Hon. Amb. Luis Lauredo	0	(8)	*
Mr. Grant “Jack” Peeples	0	(9)	*
Mr. Jose Zamora	47,295		*
Ms. Gina Sequeira	200		*
Mr. Jose Vidal	0	(10)	*
All directors and executive officers as a group (15 persons)	127,823		1%

*	Indicates less than 1% of outstanding shares owned.

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from December 31, 2003 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from December 31, 2003 have been exercised.

(2)	Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3)	Avicola’s principal business address is 6100 Neil Road, Suite 500, Reno, NV 89551.

(4)	Includes 9,933,514 shares held of record by Avicola, a corporation wholly owned by Tenedora G.S., S.A. Tenedora principal business address is Bufete Chaverri Soto & Asociados, Barrio Escalante, de cine Magaly 400 metros al este, San Jose, Costa Rica. Mavipel, S.A., a Costa Rican corporation (“Mavipel”), Inversiones Harenaz L III, S.A. (“Harenaz”), a Costa Rican corporation, CYS Asesores de Mercadeo y Finanzas, S.A, a Costa Rican corporation (“CYS”), Sarita Trading, S.A., a Panamanian corporation (“Sarita”), Corporacion Adral, S.A., Costa Rican corporation (“Adral”), Centro, S.A., a Costa Rican corporation (“Centro”), Hoy por Hoy, S.A., a Costa Rican corporation (“Hoy”), Asociacion Solidarista de Empleados Grupo Sama y Afines, a Costa Rican labor entity (“ASEGSA”) and Quirinal, S.A. (“Quirinal”) are the holders of approximately 35.3%, 14.2%, 13%, 13.4%, 8.1%, 9.2%, 2.3%, 1.7%, and 2.8%, respectively of the outstanding common stock of Tenedora. Together, Mavipel, Harenaz, CYS, Sarita, Adral, Centro, Hoy, ASEGSA and Quirinal may be deemed to control Tenedora. Victor Oconitrillo is the holder of 100% of the outstanding common stock of Mavipel. Henry Zamora is the holder of 100% of the outstanding common stock of Harenaz. Rolando Cervantes is the holder of 100% of the outstanding common stock of CYS. Jorge Torres is the holder of 100% of the outstanding common stock of Sarita. Mariangel Solera is the holder of 100% of the outstanding common stock of Adral. Robert Aspinall is the holder of 100% of the outstanding common stock of Centro. Oscar Hernandez is the holder of 100% of the outstanding common stock of Hoy. Alfonso Gutierrez is the holder of 100% of the outstanding common stock of Quirinal. Avicola, Tenedora, Mavipel, Harenaz, CYS, Sarita, Adral, Centro, Hoy, ASEGSA, Quirinal, Victor Oconitrillo, Henry Zamora, Rolando Cervantes, Jorge Torres, Mariangel Solera, Robert Aspinall, Oscar Hernandez and Alfonso Gutierrez are members of a “group” for purposes of Section 13(d) of the Exchange Act. Each of Mavipel, Harenaz, CYS, Sarita, Adral, Centro, Hoy, ASEGSA, Quirinal, Victor Oconitrillo, Henry Zamora, Rolando Cervantes, Jorge Torres, Mariangel Solera, Robert Aspinall, Oscar Hernandez and Alfonso Gutierrez disclaims beneficial ownership of these securities and this report shall not be deemed an admission that such Reporting Persons are the beneficial owners of the securities for purposes of Section 16 or for any other purposes.

(5)	Includes 45,794 shares held by Jorque, S.A., a closely-held Costa Rican company whose principal shareholders are the wife and sons of Mr. Jorge Quesada.

(6)	Mr. Smith’s address is 40 Wall Street, 42nd floor, New York, NY 10005.

(7)	Mr. Vargas’ address is P.O. Box 1154-1000, San Jose, Costa Rica.

(8)	Mr. Lauredo’s principal business address is 1111 Brickell Avenue, Suite 2500, Miami, FL 33131.

(9)	Mr. Peeples’ address is Wachovia Financial Center, 200 South Biscayne Blvd. Suite 4530, Miami, FL 33131.

(10)	Mr. Vidal’s address is P.O. Box 595-3100, Santo Domingo de Heredia, Costa Rica.

Potential Change in Control

As indicated above, as security for the Purchase Loan, Avicola has pledged the 9,933,154 shares of Common Stock purchased in the Stock Sale to SBI pursuant to the terms of the Stock Pledge Agreement. Pursuant to the Stock Pledge Agreement, Avicola has agreed that it shall not sell, assign or otherwise transfer any of the 9,933,154 shares of Common Stock to any person except to SBI.

The Stock Pledge Agreement contains certain ordinary default provisions. In addition, in the event that, among other things, (i) Avicola or the Company defaults in any payment of principal or interest on any indebtedness, except the Purchase Loan, in excess of $250,000 beyond the grace period, if any or (ii) Avicola or the Company defaults in the observance or performance of any other agreement or condition relating to any indebtedness, except the Purchase Loan, or any other event shall occur, the effect of which default or other event is to cause or permit the holders of such indebtedness to cause such indebtedness to become due prior to its stated maturity, SBI can, among other things, take ownership of or sell any or all of the 9,933,154 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Guarantees

Since the Company’s inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed the repayment of the various notes, loans and credit facilities (the “Credit Arrangements”) of the Company and its various operating subsidiaries. As of September 30, 2003, an aggregate of $31,640,791 of the Company’s Credit Arrangements were personally guaranteed by either Mr. Chaves or Mr. Quesada, and Mr. Chaves and Mr. Quesada had personally guaranteed the repayment of $31,640,791 and $13,190,785 of Credit Arrangements, respectively. As noted above, the guarantees extended by Mr. Chaves and Mr. Quesada will remain in place notwithstanding the Stock Sale. Mr. Chaves has entered into an agreement with the Company whereby he has agreed to indemnify the Company from and against any losses or damages caused by his failure within the next year to provide, if requested, his personal guarantee with respect to any loan which he has previously guaranteed and the Company is seeking to defer repayment of.

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

Loans to Related Parties

Name	September 30, 2001		September 30, 2002		September 30, 2003
Calixto Chaves	$7,665,688	(1)	$6,894,658	(3)	$6,876,469	(4)
Monica Chaves	$133,645		$0		$0
Maya Tiamx, S.A	$30,523	(2)	$30,626	(2)	$29,861	(2)
Jose Pablo Chaves	$61,596		$0		$0

(1)	Includes $5,570,126, $431,938 and $903,427 owed to the Company by Ribera, Atisbos and O.C.C., Costa Rican companies owned by Mr. Chaves and his wife. The figure provided also includes $213,551 owed to the Company by Avicola Core Etuba, Ltda. (“Core”), a Brazilian company of which the majority of outstanding shares are beneficially owned by Mr. Chaves.

(2)	Maya TIAMX, S.A., is a Costa Rican company owned by Mr. Jose Pablo Chaves.

(3)	Consists of $5,495,438, $354,442, $793,707 and $251,072 owed to the Company by Ribera, Atisbos, O.C.C. and Core.

(4)	Consists of $5,490,329, $338,089, $792,865 and $255,186 owed to the Company by Ribera, Atisbos, O.C.C. and Core.

At various times in the past, Mr. Chaves and companies controlled by him have borrowed money from the Company. Since September 30, 2000, Mr. Chaves’ largest aggregate amount of indebtedness outstanding occurred at September 30, 2001. The loans made to Ribera, Atisbos and O.C.C., all Costa Rican companies owned by Mr. Calixto Chaves and his wife, were evidenced by thirteen promissory notes payable on demand (the “Loans”), nine of which are denominated in U.S. dollars and accrue interest at the rate of 8%, and four of which are denominated in Costa Rican colones and which accrue interest at rates ranging from 16% to 24%.

The amounts outstanding from Core as of September 30, 2003, 2002 and 2001, include a promissory note of $128,628, bearing an interest rate of 11%, and other account receivables that originate mainly from expenses incurred in a due diligence process.

Mr. Chaves had provided collateral for the Loans by the subscription of a guarantee trust contract for the benefit of Pipasa. The guarantee contract contained two assets, two farms, with an aggregate value of approximately $4 million, as estimated by real estate brokers as of May 2002.

On December 22, 2003, in connection with the Stock Sale, Mr. Chaves used approximately $6.9 million of the proceeds of the Stock Sale to satisfy his existing indebtedness to the Company. Accordingly, as of December 31, 2003, Mr. Chaves is not indebted to the Company and the Company has agreed to cancel the guarantee contract.

Since September 30, 2000, the largest aggregate amount of indebtedness outstanding for both Mr. Jose Pablo Chaves and Ms. Monica Chaves occurred at September 30, 2001. The loans to Mr. Jose Pablo Chaves and Ms. Monica Chaves were evidenced by Notes, which bore interest at a rate of 10.5%.

Loans from Related Parties

Name	September 30, 2001	September 30, 2002	September 30, 2003
Calixto Chaves	$67,671	$0	$0
Monica Chaves	$22,331	$0	$0

The loans to the Company identified above were principally generated in instances where, for the sake of convenience, expediency or efficiency, the lender advanced expenses for the benefit of the Company. The lenders were repaid but not remunerated for providing such services.

Litigation Settlement

Until December 2003, Pipasa was one of two defendants in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action was seeking damages in an amount equal to $3.6 million. The other defendant in the litigation was Aero Costa Rica, S.A. (“Aero”), a corporation that, prior to entering receivership, was wholly owned by Mr. Chaves.

On December 29, 2003, Pipasa entered into a settlement agreement (the “Settlement Agreement”) with Polaris pursuant to which Mr. Chaves will provide Polaris with a one-time payment in the amount of $1,950,000 (the “Settlement Amount”) in exchange for Polaris’ agreement to dismiss any and all litigation instituted against Pipasa and release any and all claims which they have or may have against Pipasa in connection with the Litigation, except for any claim that may arise in connection with the Indemnification Obligation (as defined below). Mr. Chaves has entered into an agreement with the Company pursuant to which he has acknowledged and agreed that his payment of the Settlement Amount is neither an equity investment in the Company nor a loan to the Company. See Item 3 for further discussion.

Indemnification Agreement

In connection with the Stock Sale, the Chief Executive Officer entered into an agreement (the “Indemnification Agreement”) with the Company whereby he has agreed to indemnify the Company from and against any losses or damages caused by his failure within the next year to provide, if requested, his personal guarantee with respect to any loan which he has previously guaranteed and the Company is seeking to defer repayment of. Pursuant to the Indemnification Agreement, the Chief Executive Officer has also agreed to indemnify the Company from and against certain damages or losses that could directly or indirectly result from or in connection with the Stock Sale.

Future Acquisition Agreement

In connection with the Stock Sale, Avicola entered into an agreement with the Company pursuant to which Avicola and its affiliates have agreed to refrain from purchasing any additional shares of the Company’s Common Stock for a one-year period from the date of the Stock Sale unless the per share price paid by Avicola or its affiliates for any additional shares is greater than or equal to the greater of (i) 100% of the purchase price paid for the shares purchased pursuant to the Stock Sale or (ii) the lowest price per share identified by an investment bank as a fair price in a fairness opinion delivered to the Company.

Consulting Agreement

Pursuant to a Consulting Agreement dated as of June 1, 2003 between Grupo SAMA Consolidado, S.A., a Panamanian corporation (“SAMA”), and the Company (the “Consulting Agreement”), various employees of

SAMA began providing the Company with financial and strategic advisory services with respect to a variety of different matters related to the restructuring of the Company’s indebtedness, including:

(i) negotiating on behalf of the Company with respect to the prepayment of the PacLife indebtedness, including negotiating with Banco Internacional de Costa Rica (“BICSA”) to assist the Company to secure from BICSA an approximate $8.5 million loan enabling the Company to prepay the PacLife indebtedness;

(ii) negotiating with the Company’s key suppliers of raw materials to assist the Company to maintain its existing lines of credit with such suppliers;

(iii) negotiating with many of the Company’s creditors to assist the Company in restructuring certain of its existing credit lines; and

(iv) negotiating on behalf of the Company with respect to the settlement of the litigation with Polaris. See Item 3 for further discussion of the settlement of the Polaris litigation.

Pursuant to the Consulting Agreement, which has a three year term, the Company has agreed to compensate SAMA for the above-described services in the amount of up to $120,000 per month. Except for the payments made to SAMA pursuant to the Consulting Agreement, the Company believes that neither the Company nor any third party has made any payments to SAMA with respect to the financial and strategic advisory services SAMA has provided to the Company.

Certain principals of SAMA, including Victor Oconitrillo, Pedro Dobles, Carlos Ceciliano, Alfonso Gutierrez, Eladio Villalta, Henry Zamora and Rolando Cervantes serve as executive officers and/or directors of the Company’s Subsidiaries. More specifically, Mr. Oconitrillo serves as President of each of the Subsidiaries, Mr. Dobles serves as Vice President of each of the Subsidiaries, Mr. Villalta serves as Treasurer of each of the Subsidiaries, Mr. Gutierrez serves as Secretary of each of the Subsidiaries, and Mr. Ceciliano serves as the Controller of each of the Subsidiaries. Mr. Zamora and Mr. Cervantes each serve as a director for each of the Company’s subsidiaries as do Mr. Oconitrillo, Mr. Dobles, Mr. Ceciliano, Mr. Gutierrez and Mr. Villalta. In addition, each of Mr. Oconitrillo, Mr. Gutierrez, Mr. Zamora and Mr. Cervantes wholly own corporations which own shares in Tenedora, the sole shareholder of Avicola, which following the Stock Sale owns a majority of the Company’s Common Stock.

Severance Payments and Accrued Vacation Benefits

As of September 2003 and 2002, the Chief Executive Officer had accrued approximately $450,000 and $405,000 of severance benefits for serving as Chairman of the Board of the Company’s subsidiaries, Pipasa and As de Oros as a result of his approximate over 30 years of employment with the subsidiaries. During fiscal year 2002, the subsidiaries of the Company authorized the Chief Executive Officer to apply approximately $275,000 as an advanced payment with respect to his accrued severance benefits. In September 2003, the Chief Executive Officer resigned as Chairman of the Board of the subsidiaries. In accordance with Costa Rican law, Mr. Chaves was entitled to receive his remaining accrued severance benefits and accordingly was authorized to apply approximately $175,000. Approximately $425,000 of the severance benefits which Mr. Chaves was authorized to receive in 2002 and 2003 were used to satisfy interest expenses on outstanding loans owed to the subsidiaries by the Chief Executive Officer. The remaining $25,000 was set aside in a reserve account for the payment of Mr. Chaves’ future interest obligations and, as of December 31, 2003, had been used by the Company in its entirety towards interest payments owed on Mr. Chaves’ indebtedness during the first quarter of fiscal 2004. No cash was disbursed or paid to the Chief Executive Officer in these transactions.

This has been presented as a non cash reconciling item on the accompanying consolidated statement of cash flows.

In addition, as of September, 2003, Mr. Chaves had accumulated approximately $168,906 of accrued vacation benefits as a result of his employment with the subsidiaries. Pursuant to Costa Rican law, accrued vacation benefits must be paid upon an employee’s departure from the company. Following his resignation as Chairman of the Board of the subsidiaries, the accrued vacation benefits which Mr. Chaves was authorized to receive were used to satisfy interest expenses on outstanding loans owed to the subsidiaries by the Chief Executive Officer. No cash was disbursed or paid to the Chief Executive Officer in this transaction. This has been presented as a non cash reconciling item on the accompanying consolidated statement of cash flows.

As of September 2003, Monica Chaves, the Secretary of the Company and a member of the Board of Directors had accrued approximately $30,000 of severance benefits for serving as Vice President of Administration of the Company’s subsidiaries, Pipasa and As de Oros as a result of her approximate 4 years of employment with the subsidiaries. In September 2003, Ms. Chaves resigned as Vice President of Administration of the subsidiaries. In accordance with Costa Rican law, Ms. Chaves is authorized to receive $30,000 in accrued severance benefits. However, as of September 30, 2003, these severance benefits had not yet been paid to Ms. Chaves and, accordingly, were a liability of the Company.

Proposed Transaction

The Company is continuing to explore the development and/or acquisition of strategic business opportunities that it perceives as complementary with its core business. For instance, in December 2000, the Company announced its intent to acquire a majority of the outstanding common stock of Avicola Core Etuba, Ltda. (“Core”), a Brazilian company engaged in the production and distribution of poultry products, from the Company’s Chief Executive Officer. In March 2001, the Company agreed to acquire a 75% stake of Core for $3.5 million, and an option for the remaining 25% stake for $1.7 million. The Company is evaluating closely the performance of Core to determine if, when and how the Company should integrate its business with Core, and has postponed indefinitely its acquisition of Core.

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and As de Oros entered into a Stock Purchase Agreement pursuant to which As de Oros agreed to acquire from Port Ventures 2,040 shares of common stock of Logistica de Granos, S.A. (“Logistica”), representing 51% of the issued and outstanding shares of capital stock of Logistica for a purchase price of US$2,580,000.

Port Ventures is the sole shareholder of Logistica and Port Ventures is directly owned and controlled by Jose Pablo Chaves Zamora (“Mr. JP Chaves”). Prior to the Stock Sale on December 22, 2003, Mr. JP Chaves was the indirect holder of approximately 2.17% of the outstanding shares of the Company. Mr. JP Chaves is also the son of the Company’s Chief Executive Officer, Mr. Calixto Chaves. Mr. JP Chaves does not hold any positions or titles with the Company or any of its subsidiaries. Se Item 1 for further discussion of the potential acquisition of Logistica.

There can be no assurance that the Company will close the Core or Logistica transactions or any other transaction and there can be no assurance that the Company’s acquisition efforts will prove to be beneficial to the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Stonefield Josephson, Inc. (“Stonefield”) performed the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2002 and September 30, 2003. The aggregate fees billed for professional services rendered by Stonefield for the audit of the Company’s annual financial statements for the fiscal year ended September 30, 2002 and the estimated fees for the audit for the fiscal year ended September 30, 2003 areas follows:

Year	Audit Fees
2003	$125,000
2002	$200,528

Stonefield reviewed the Company’s financial statements included in the Company’s Form 10-Qs during the fiscal year ended September 30, 2003. Arthur Andersen, LLP (“Arthur Andersen”) and Deloitte & Touch reviewed the Company’s financial statements included in three and one, respectively, of the Company’s Form 10-Qs during the fiscal year ended September 30, 2002. The aggregate fees billed for professional services rendered by Stonefield for the review of such financial statements during the fiscal year ended September 30, 2003 and by Arthur Andersen and Deloitte & Touche for the review of such financial statements during the fiscal year ended September 30, 2002 were as follows:

2003
Stonefield
Quarterly Reviews	$34,925
2002
Arthur Andersen
Quarterly Reviews	$75,480
Deloitte & Touche
Quarterly Reviews	$21,500

AUDIT RELATED FEES

No audit-related services were rendered by Stonefield in fiscal year 2002 or fiscal year 2003.

TAX FEES

The aggregate fees billed by Stonefield Josephson, the Company’s principal accountant, for professional services for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2003 and the estimated fees for the fiscal year ended September 30, 2003 are as follows:

Year	Tax Fees
2003	$18,000
2002	$24,400

ALL OTHER FEES

No other services were rendered by Stonefield in fiscal year 2002 or fiscal year 2003.

The Audit Committee has considered whether the provision of the non-audit services listed as “All Other Fees” are compatible with maintaining the independence of the Company’s independent auditors. Our Audit Committee has also pre-approved all services (audit and non-audit) to be provided to us by Stonefield. All of the audit and non-audit services performed by Stonefield in the 2003 and 2002 fiscal years were pre-approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The financial statements incorporated by reference in Item 8 of this Form 10-K are included beginning on page F-1 as follows:

(A) Independent Auditors’ Report

(B) Consolidated Balance Sheets for September 30, 2003 and, 2002.

(C) Consolidated Statements of Income for the years ended September 30, 2003, 2002 and 2001.

(D) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2003, 2002 and 2001.

(E) Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001.

(F) Notes to Consolidated Financial Statements for fiscal years 2003, 2002 and 2001.

(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(b) The following is a list of Current Reports on Form 8-K filed during the fourth quarter of fiscal 2003:

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

The Company filed a Current Report on Form 8-K dated August 28, 2003, under Item 5 relating to the receipt of a conditional waiver from Pacific Life Insurance (“PacLife”) Company with respect to the Company’s breach during the fiscal quarter ending June 30, 2003, of certain negative covenants.

The Company filed a Current Report on Form 8-K dated September 4, 2003, under Item 5, relating to the notification from AMEX, indicating that the Company had evidenced compliance with the applicable AMEX continued listing requirements based upon the Company’s recent filings and that the Company’s hearing file had been closed

The Company filed a Current Report on Form 8-K dated September 16, 2003, under Item 5 relating to the notification from AMEX, indicating the Company may not be in compliance with certain of the AMEX’s listing requirements.

The Company filed a Current Report on Form 8-K dated September 29, 2003, under Item 5 relating to the repayment of PacLife’s entire amount of the Company’s outstanding indebtedness to PacLife.

The Company filed a Current Report on Form 8-K dated October 9, 2003, under Item 5 indicating that the Company had entered into a trust agreement pursuant to which it had restructured its debt obligations .

The Company filed a Current Report on Form 8-K/A dated October 9, 2003, under Item 5, which includes a copy of Trust Agreement translated from Spanish, dated September 22, 2003, relating to debt restructure.

The Company filed a Current Report on Form 8-K, dated December 23, 2003, under Item 1 relating to the Change in Control following the Stock Sale.

(c) Exhibits

The following exhibit is filed with this report.

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (2)

3.2	Amended and Restated Bylaws of the Company (1)

10.1	Trust Agreement, dated September 22, 2003, by and between Corporacion Pipasa, S.A. and Corproacion As de Oros, S.A., as Trustors, Consultores Financieros Cofin S.A., as Trustee and various of the Company’s lenders (translated from Spanish), as amended (3)

14.1	Code of Ethics*

21	Subsidiaries of registrant*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

1	Incorporated by Reference to the Company’s 10-KSB40, as filed with the Commission on October 13, 1995.

2	Incorporated by Reference to the Company’s 10-K/A, as filed with the Commission on July 28, 2003.

3	Incorporated by Reference to the Company’s Form 8-K/A, as filed with the Commission on October 9, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rica Foods, Inc.

DATE: January 13, 2004	By :	/s/ CALIXTO CHAVES
Calixto Chaves Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: January 13, 2004	/s/ CALIXTO CHAVES
Calixto Chaves, Director, Chairman of the Board, Chief Executive Officer and President

DATE: January 13, 2004	/s/ GINA SEQUEIRA
Gina Sequeira, Chief Financial Officer

DATE: January 13, 2004	/s/ JORGE M. QUESADA
Jorge M. Quesada, Director, Treasurer, and Executive President

DATE: January 13, 2004	/s/ DR. FEDERICO VARGAS
Dr. Federico Vargas, Director

DATE: January 13, 2004	/s/ ALFRED SMITH, IV
Alfred Smith, Director

DATE: January 13, 2004	/s/ JOSE VIDAL
Jose Vidal, Director

DATE: January 13, 2004	/s/ MONICA CHAVES
Monica Chaves, Director and Secretary

DATE: January 13, 2004	/s/ LUIS J. LAUREDO
Luis J. Lauredo, Director

DATE: January 13, 2004	/s/ GRANT “JACK” PEEPLES
Grant “Jack” Peeples, Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Rica Foods, Inc.

We have audited the consolidated balance sheets of Rica Foods, Inc. (a Nevada corporation) and subsidiaries, as of September 30, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rica Foods, Inc. and subsidiaries, as of September 30, 2003 and 2002, and the results of its consolidated operations and their consolidated cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting standards generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II in Item 14 of Part IV herein is presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ STONEFIELD JOSEPHSON, INC.

Stonefield Josephson, Inc. Santa Monica, California. December 29, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

RICA FOODS, INC.,

We have audited the accompanying consolidated balance sheets of RICA FOODS, INC. (a Nevada corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in Item 14 of Part IV herein is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

RICA FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$3,343,255	$2,728,293
Short-term investments	2,469,301	2,492,266
Notes and accounts receivable	17,760,056	15,925,710
Due from related parties	1,415,821	1,429,847
Inventories	14,132,819	14,145,070
Deferred income taxes	255,064	417,352
Prepaid expenses	742,984	782,826

Total current assets	40,119,300	37,921,364
Property, plant and equipment	36,782,594	39,627,144
Long-term receivables-trade	627,831	901,009
Long-term investments	3,784,470	4,109,309
Other assets	7,782,744	6,564,407
Goodwill	1,555,828	1,723,414

Total assets	$90,652,767	$90,846,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,195,317	$18,975,032
Accrued expenses	3,320,497	3,428,707
Notes payable	36,547,238	17,074,336
Current portion of long-term debt	3,978,580	8,190,702
Due to stockholders	51,872	—

Total current liabilities	61,093,504	47,668,777
Long-term debt, net of current portion	6,727,905	16,018,388
Deferred income taxes	2,101,856	2,124,450

Total liabilities	69,923,265	65,811,615
Minority interest	1,336,445	1,336,445
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock	12,865	12,865
Preferred stock	2,216,072	2,216,072
Additional paid-in capital	25,800,940	25,800,940
Accumulated other comprehensive loss	(15,586,903)	(12,206,661)
Retained earnings	12,723,806	13,654,202

	25,166,780	29,477,418
Less:
Due from stockholders	(5,490,329)	(5,495,437)
Treasury stock, at cost	(283,394)	(283,394)

Total stockholders’ equity	19,393,057	23,698,587

Total liabilities and stockholders’ equity	$90,652,767	$90,846,647

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Sales	$127,904,718	$130,665,439	$127,336,366
Cost of sales	91,453,513	87,487,065	86,840,951

Gross profit	36,451,205	43,178,374	40,495,415

Operating expenses:
General and administrative	12,856,723	14,054,980	14,549,382
Selling	19,094,306	19,215,331	19,464,459
Amortization of goodwill	—	—	787,535

	31,951,029	33,270,311	34,801,376

Income from operations	4,500,176	9,908,063	5,694,039
Other expenses (income):
Interest expense	4,536,841	4,662,341	4,638,878
Interest income	(1,586,920)	(1,501,963)	(1,182,587)
Foreign exchange loss, net	2,978,590	3,298,051	2,319,389
Miscellaneous, net	(600,114)	(730,610)	(1,269,231)

	5,328,392	5,727,819	4,506,449

Income (loss) before income taxes, minority interest and extraordinary items	(828,221)	4,180,244	1,187,590
Extraordinary item—gain in insurance reimbursement	304,760	—	—

Income (loss) before income taxes and minority interest	(523,461)	4,180,244	1,187,590

Income tax expense (benefit)	206,475	1,041,596	(390,833)

Income (loss) before minority interest	(729,936)	3,138,648	1,578,423
Minority interest	68,975	75,959	77,293

Net income (loss)	(798,911)	3,062,689	1,501,130
Preferred stock dividends	131,485	145,398	152,346

Net income (loss) applicable to common stockholders	(930,396)	$2,917,291	$1,348,784

Basic earnings (losses) per share	$(0.07)	$0.23	$0.11

Diluted earnings (losses) per share	$(0.07)	$0.23	$0.11

Basic weighted average number of common shares outstanding	12,811,469	12,811,469	12,810,021

Diluted weighted average number of common shares outstanding	12,811,469	12,811,469	12,810,021

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity Years ended September 30, 2003, 2002 and 2001

	Common Stock		Treasury Stock		Preferred Stock	Additional Paid-In Capital	Due from Stockholders	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income for the Period
	Shares	Amount	Shares	Amount
Balance, September 30, 2000	12,854,321	$12,855	47,752	($268,394)	$2,216,072	$25,760,950	($4,900,499)	($8,758,737)	$9,388,127	$23,450,374	$1,141,602
Cash dividends on preferred stock of Pipasa	—	—	—	—	—	—	—	—	(152,346)	(152,346)
Interest and other amounts due from stockholders	—	—	—	—	—	—	(1,355,590)	—	—	(1,355,590)
Issuance of common stock	10,000	10	—	—	—	39,990	—	—	—	40,000
Net income	—	—	—	—	—	—	—	—	1,501,130	1,501,130	1,501,130
Translation adjustment	—	—	—	—	—	—	—	(866,298)	—	(866,298)	(866,298)
Total comprehensive income											$634,832
Balance, September 30, 2001	12,864,321	$12,865	47,752	($268,394)	$2,216,072	$25,800,940	($6,256,089)	($9,625,035)	$10,736,911	$22,617,270
Cash dividends on preferred stock of Pipasa	—	—	—	—	—	—	—	—	(145,398)	(145,398)
Payment received from stockholders	—	—	—	—	—	—	760,652	—	—	760,652
Repurchase of common stock	—	—	5,100	(15,000)	—	—	—	—	—	(15,000)
Net income	—	—	—	—	—	—	—	—	3,062,689	3,062,689	3,062,689
Translation adjustment	—	—	—	—	—	—	—	(2,484,637)	—	(2,484,637)	(2,484,637)
Derivative unrealized loss	—	—	—	—	—	—	—	(96,989)	—	(96,989)	(96,989)
Total comprehensive income											$481,063
Balance, September 30, 2002	12,864,321	$12,865	52,852	($283,394)	$2,216,072	$25,800,940	($5,495,437)	($12,206,661)	$13,654,202	$23,698,587
Cash dividends on preferred stock of Pipasa	—	—	—	—	—	—	—	—	(131,485)	(131,485)
Exchange rate adjustment	—	—	—	—	—	—	5,108	—	—	5,108
Net loss	—	—	—	—	—	—	—	—	(798,911)	(798,911)	(798,911)
Translation adjustment	—	—	—	—	—	—	—	(3,265,419)	—	(3,265,419)	(3,265,419)
Derivative unrealized loss	—	—	—	—	—	—	—	(114,823)	—	(114,823)	(114,823)
Total comprehensive loss	—	—	—	—	—	—	—	—	—		$(3,698,090)
Balance, September 30, 2003	12,864,321	$12,865	52,852	($283,394)	$2,216,072	$25,800,940	($5,490,329)	(15,586,903)	12,723,806	$19,393,057

The accompanying notes to consolidated financial statements are an integral part of these statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(798,911)	$3,062,689	$1,501,130
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,542,469	5,078,259	4,307,654
Production poultry	3,531,655	3,463,403	3,262,770
Uncollected sale of equipment	63,588	365,072	—
Allowance for inventory obsolescence	71,958	139,340	17,428
Amortization of goodwill	—	—	787,535
Derivative unrealized loss	(114,823)	(96,989)	—
Gain on sale of productive assets	(44,825)	(227,557)	(579,298)
Deferred income tax benefit	108,483	(78,471)	(412,854)
Provision for doubtful accounts	308,765	449,598	122,150
Minority interest	68,975	75,959	77,293
Changes in operating assets and liabilities:
Notes and trade receivables	(2,133,231)	(4,534,814)	(1,462,022)
Inventories	(3,591,361)	(4,910,227)	(1,721,099)
Prepaid expenses	180,809	211,142	(23,059)
Accounts payable	(1,785,210)	4,530,138	(1,716,183)
Accrued expenses	(240,011)	(489,080)	55,129
Long-term receivables-trade	195,046	(378,872)	4,133

Net cash provided by operating activities	363,376	6,659,590	4,220,707

Cash flows from investing activities:
Short-term investments	22,965	(1,640,361)	(765,349)
Additions to property, plant and equipment	(5,321,399)	(4,996,703)	(8,403,574)
Increase in long-term investments	(79,998)	(186,731)	(281,858)
Proceeds from sales/retirement of productive assets	1,074,094	4,145,084	1,205,870
Increase in other assets	(2,519,252)	(3,778,447)	(559,744)

Net cash used in investing activities	(6,823,590)	(6,457,158)	(8,804,655)

Cash flows from financing activities:
Preferred stock cash dividends	(200,459)	(221,357)	(229,639)
Short-term financing:
New loans	41,013,389	26,507,366	21,958,360
Payments	(20,855,551)	(27,664,430)	(16,601,868)

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2003, 2002 and 2001

(Continued)

	2003	2002	2001
Long-term financing:
New loans	1,793,455	6,152,158	7,292,955
Payments	(15,629,818)	(10,101,843)	(6,390,382)
Deferred debt costs	121,001	22,043	24,444
Common stock issued	—	—	40,000
Treasury stock acquired	—	(15,000)	—
Due from stockholders and related party	51,872	913,203	(2,993,429)

Net cash provided by (used in) financing activities	6,293,889	(4,407,860)	3,100,441

Effect of exchange rate changes on cash and cash equivalents	781,287	2,012,951	2,147,741
Increase (decrease) in cash and cash equivalents	614,962	(2,192,577)	664,234
Cash and cash equivalents at beginning of year	2,728,293	4,920,870	4,256,636

Cash and cash equivalents at end of year	$3,343,255	$2,728,293	$4,920,870

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$5,795,125	$4,911,103	$5,533,017

Income taxes	$650,524	$283,758	$209,186

Supplemental schedule of non-cash investing activities:
Severance and Accrued Vacation Benefits for Chief Executive Officer and Vice President of Administration (see Note 3)	$382,315	$275,411	$—

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rica Foods, Inc. (the “Company”), formerly Quantum Learning Systems, Inc., was incorporated under the laws of the State of Utah on February 6, 1986 and filed a public offering in 1987. In April 1994, the Company changed its state of incorporation from Utah to Nevada. The Company’s operations are largely conducted through its 100% owned subsidiaries, Corporacion Pipasa, S.A. and subsidiaries (“Pipasa”) and Corporacion As de Oros, S.A. and subsidiaries (“As de Oros”). The Company’s subsidiaries’ primary business is derived from the production and sale of broiler chickens, processed chicken, beef and pork by-products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals. The Company’s subsidiaries own 91 urban and rural outlets throughout Costa Rica, three modern processing plants and four animal feed plants. As de Oros also owns and operates two chains of 28 quick service restaurants in Costa Rica called Restaurantes As de Oros and Kokoroko. Pipasa and As de Oros export its products to all countries in Central America, Colombia, Dominican Republic and Hong Kong.

In April 1996, Pipasa, entered into an agreement and plan of reorganization with the Company, pursuant to which the Company acquired 59.56% of the common stock of Pipasa in exchange for the issuance of 5,191,190 shares of the Company’s common stock to the stockholders of Pipasa. On December 7, 1999, the Company consummated the acquisition of 40.44% remaining minority interest in exchange for a total of 3,683,595 shares of the Company’s common stock valued at $4.7 per share (as of the date in which the purchase agreement was announced), resulting in an aggregate purchase price of $17,312,897. These acquisitions were accounted for as a reverse acquisition, whereby Pipasa was treated as the accounting acquirer and the Company as the legal acquirer; therefore, first and second acquisitions are under common control. No goodwill resulted from these transactions.

On February 26, 1998, the Company consummated an agreement with Comercial Angui, S.A., a Corporation in Costa Rica, to purchase 56.38% of the outstanding common stock of As de Oros for consideration consisting of a promissory note with a stated amount of $2.4 million due in January, 2000, and 815,686 shares of the Company’s common stock, having a then current market value of approximately $2.6 million. On November 22, 1999, the Company consummated the acquisition of the remaining 43.62% shares of common stock of As de Oros in exchange for a total of 1,670,921 shares of the Company’s common stock valued at $4.7 per share (as of the date in which the purchase agreement was announced), resulting in an aggregate purchase price of $7,853,328. The Company accounted for these acquisitions under the purchase method of accounting and allocated $11.5 million of excess purchase price over book value to property, plant and equipment and $3.9 million to goodwill. These transactions did not involve common control.

The Company’s references herein to fiscal years 2003, 2002 or 2001 encompass the years ended September 30, 2003, 2002 and 2001, respectively.

Accounting Principles

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accounting records of the subsidiaries, Pipasa and As de Oros, which are maintained in Costa Rican colones and in accordance with accounting principles generally accepted in Costa Rica, have been translated into U.S. dollars and converted into U.S. GAAP for consolidation purposes.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Principles of Consolidation

The consolidated financial statements include the accounts of Rica Foods, Inc. and its subsidiaries, Pipasa and As de Oros. Subsidiaries of Pipasa (“Pipasa de El Salvador de C.V.” and “Pipasa de Honduras de C.V.”) and As de Oros (“Planeta Dorado, S.A.” and “Corasa Estudiantes, S.A.)” have been included in the consolidated financial statements for the Company.

All significant intercompany balances and transactions have been eliminated in consolidation. For fiscal years prior to 2001, before adoption of SFAS 142, the Company used the straight-line method to amortize the excess of the purchase price over the fair market value of the net assets acquired over a period of five years (See Change in Accounting Policies - Accounting for Goodwill).

Minority Interest

Minority Interest is comprised of Preferred Shares of As de Oros, amounting to $1,336,445. Preferred cash dividends (see Note 9) distributed to As de Oros’ preferred share holders are treated as a reduction to income.

Reclassifications

Certain prior period balances have been reclassified to conform to the fiscal year 2003 presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include but are not limited to the valuation of inventories, estimated useful life, the possible outcome of litigations and the ultimate collection of customer receivables. Actual results in subsequent periods could differ from management’s estimates.

Foreign Currency Translation

Most of the Company’s transactions take place in Costa Rica and are denominated in local currency, the colon (cent). The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica. As of September 30, 2003, 2002 and 2001, commercial exchange rates were (cent) 408.88, (cent) 369.12 and (cent) 334.58 per $1.00, respectively.

The financial statements of Pipasa and As de Oros have been translated into U.S. dollars on the basis of the colon (cent) as the functional currency, as follows: assets and liabilities have been translated at the commercial exchange rates in effect on the balance sheet dates; stockholders’ equity has been translated at historical exchange rates and income and expenses have been translated at average exchange rates in effect during the fiscal years. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany gains and losses resulting from transactions, are included in the results of operations. The related translation adjustments for each fiscal year, along with the cumulative amounts as of the balance sheets dates, are reflected in the accumulated other comprehensive loss section of the consolidated statements of stockholders’ equity.

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

As of September 30, 2003, Short-term investments were primarily comprised of certificate of deposits in U.S. dollars, and are carried on the balance sheet at fair market value, which approximates cost. Certificates have a maturity from 6 to 12 months and bear interest at rates from 1.75% to 13.5%.

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

Earnings per Share

Earnings per share is computed on the basis of the weighted average number of common shares outstanding according to SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 was intended to simplify the earnings per share computations and make them more comparable from company to company. The Company has a simple capital structure and there was no dilutive effect for fiscal years ended September 30, 2003, 2002 and 2001.

Long-term Investments

Long-term investments are comprised of equity securities and trust accounts. Equity securities do not exceed 10% participation and are thus recorded at their historical cost. Long-term investments are comprised of non-marketable equity and debt Securities from privately held companies. Although market value of the investments in equity securities is not readily determinable, management assesses these investments for other-than-temporary impairment and believes that the fair value of these investments exceeds its carrying amount.

Futures Contracts

Futures and option contracts with original maturities of less than one year are used to hedge fluctuations in corn and soybean meal prices, which are considered to be a hedge against changes in the amount of future cash flows related to commodities purchases. The Company does not enter into derivative transactions for speculative purposes. The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria according to Company’s policy to determine effectiveness, is reported in Other Comprehensive Income (Loss). No ineffectiveness was recognized on cash flow hedges during fiscal 2003 or 2002. The Company expects that losses in the amount of $174,537 recorded in other comprehensive loss as of September 30, 2003, related to cash flow hedges, will be recognized into costs of production within the next 3 months. The ineffective portion of the contracts that do not meet risk reduction criteria are recognized in earnings immediately. The adoption of SFAS No. 133 effective beginning in fiscal year 2001 did not have a material effect on the Company’s financial position or results of operations. As of September 30, 2003, the Company has futures contracts in place to hedge purchases of commodities for $785,963, with a fair value of $748,875. The Company generally does not hedge anticipated transactions beyond 6 months.

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

Depreciation expense is recorded using the straight-line method over the following estimated useful lives: buildings and facilities-50 years; machinery and equipment from 5 to 20 years. Guidelines used to establish useful life of depreciable assets are primarily tax driven. The Company has reviewed these guidelines and has deemed them appropriate based on assessments made by engineers and past experience, which are consistent with management’s estimates of the useful lives. Land is recorded at cost and is not depreciated.

Costs of leasehold improvements on properties that are accounted for as operating leases are capitalized and amortized over the respective lease term using the straight-line method. Net capitalized leasehold rights amounted to approximately $340,000 and $493,000 as of September 30, 2003 and 2002, respectively.

Applicable interest charges incurred during the construction of new facilities are capitalized as one of the cost elements and are amortized over the assets’ estimated useful lives. Interest capitalized during fiscal years 2003 and 2002 was $11,950 and $187,600, respectively.

Impairment Charges

The Company assesses long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the undiscounted estimated future cash flows expected to result from its use and eventual disposition. Impairments will be recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not recognize any impairment losses for the years ended September 30, 2003, 2002 or 2001.

Software Development Costs

The Company capitalizes costs associated with software developed for internal use. The Company accounts internally developed software according to Statement of Position 98-1 “Software for Internal Use” (“SOP-98-1”). Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed for internal use when both the preliminary project stage is completed and management has authorized further funding for the project, which it deems probable of completion and use for the function intended. Capitalized costs include direct costs of materials, services consumed in developing the software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest costs incurred while developing the software. Capitalization of such costs ceases when the project is substantially

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

completed and ready for its intended use. The carrying value, net of amortization of software and development costs included in other assets in the consolidated balance sheets amounting to $427,630 and $749,643 as of September 30, 2003 and 2002, respectively, is regularly reviewed by the Company to determine if an impairment loss should be recognized.

Capitalized internal software development costs are amortized using the straight-line method over a period of five years, which totaled $262,096, $290,400 and $291,316 for the years ended September 30, 2003, 2002 and 2001, respectively.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. Accumulated other comprehensive income includes the cumulative translation adjustment and adjustments of commodity future contracts to fair value.

Deferral of Loan Costs

The Company is deferring certain commitment fees and other direct loan origination costs. These charges are being amortized over the contractual life of the related loans.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $831,000, $1,335,980 and $1,306,599 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. Advertising expenses are included in selling expenses in the accompanying consolidated statements of income.

Income Taxes

The Company files a tax return in the United States, which does not include operations of any of its subsidiaries. The Company’s subsidiaries, As de Oros and Pipasa, file individual tax returns in Costa Rica. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Change in Accounting Policies - Accounting for Goodwill

As of October 1, 2001, the Company early adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. The purchase of As de Oros resulted in recording goodwill of $3,937,676, which prior to the adoption of SFAS 142 the Company amortized such goodwill over a period of five years. As of September 30, 2001, goodwill, net of amortization, amounted to $2,186,090. In connection with the transition provisions for adopting this standard, the Company performed a transitional impairment test using discounted cash flows and found no impairment. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. The amount of goodwill is accounted for in colones, and the decrease from prior year is due to exchange rate differences. Had the provisions of SFAS No. 142 been in effect during fiscal years 2001 and 2000, a reduction of

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

amortization expense and an increase in net income of $787,535 and $953,828 or an increase of $0.06 and $0.08 per share, respectively, would have been recorded in those years.

Revenue Recognition

The Company recognizes revenue upon transfer of ownership of the product to the customer which occurs when the product is physically received by the customer. Sales discounts are primarily recorded in the period in which the related sale is recognized. Returned products due to damaged products for which the Company assumes responsibility are minimal and are recorded in the period in which they are received. Returned products amounted to $36,580, $28,900 and $63,430, respectively, for the fiscal years ended September 30, 2003, 2002 and 2001.

Employee Benefit Plan

The Company has a Stock Option Plan (the “Plan”), in which certain directors, officers, employees and entities that provide services to the Company and its subsidiaries are participants. In October 1999, the Company granted to seventy-six (76) officers and employees 7,600 shares of the Company’s common stock, which vested upon issuance. Officers and employees were restricted from selling the shares granted and exercised for a period of one year. In addition, 7,600 options to purchase shares of common stock of the Company were issued on the same date to those same officers and employees, at an exercise price of $6.00 which vested upon issuance and had to be exercised within a period of one year, after which the officers and employees are restricted from selling such shares of common stock for one additional year. Market price per share on the date of the grant and issuance of the stock options was $11.40. As of September 30, 2000, 64 employees exercised their stock options, which totaled to 6,400 shares of common stock. All options under this plan expired on September 30, 2000 and no options were outstanding as of September 30, 2003, 2002 or 2001.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Impact of Recently Issued Accounting Standards

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not currently have any recorded stock based compensation expense, thus the adoption of SFAS 148 does not have a material impact on its financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003, and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to variable interest entities created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

2. NOTES AND ACCOUNTS RECEIVABLE AND LONG-TERM RECEIVABLES-TRADE

Notes and accounts receivable consist of the following:

	2003	2002
Accounts:
Trade receivables	$12,298,516	$13,013,763
Other receivables	4,153,859	1,520,144

	16,434,375	14,533,907
Less: Allowance for doubtful accounts	(492,061)	(546,671)

	15,942,314	13,987,236
Add: Short-term notes-trade	1,817,742	1,938,474

Total short term notes and trade receivables	$17,760,056	$15,925,710

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Short-term notes as of September 30, 2003, trade bear market interest rates that range from 8% to 11.50% in U.S. dollars (From 8% to 10.5% in U.S. dollars and 24% in Colones as of September 30, 2002).

Other accounts receivables include amount dues from Industrias Avicolas Integradas, S.A. (“Indavinsa”) amounting to $2,500,084 and $1,004,354 as of September 30, 2003 and 2002 respectively. Short-term notes include promissory notes from Indavinsa amounting to $1,201,000 and $1,201,000 as of September 30, 2003 and 2002, respectively, which bear market interest rates that range from 6% to 11.5%. As of September 30, 2003 and 2002, Trade receivables include amounts due from Indavinsa amounting to $2,254,643 and $926,689 respectively. The Company regularly enters into commercial transactions with Indavinsa, whereby it sells company’s products such as pet food and live chickens. The Company has also sold used poultry equipment to Indavinsa. During December 2003, the Company collected from Indavinsa $2.5 million.

The Company maintains an allowance for doubtful accounts receivable upon the expected collectibility of receivables. For the years ended September 30, 2003 and 2002, the Company recorded a write-off of doubtful receivables amounting to approximately $312,380 and $375,000, respectively.

Long-term receivables consist of the following:

	2003	2002
Accounts:
Trade receivables	$238,289	$546,554
Other	389,542	354,455

Total long-term receivables	$627,831	$901,009

Long-term trade receivables consist of promissory notes that bear interest rates of 34% in colones and 8% in U.S. dollars. Other long-term receivables originate from credit to customers and a receivable from a trust fund.

3. BALANCES AND TRANSACTIONS WITH STOCKHOLDERS AND RELATED PARTIES

Related Party Guarantees

Since the Company’s inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed the repayment of the various notes, loans and credit facilities (the “Credit Arrangements”) of the Company and its various operating subsidiaries. As of September 30, 2003, an aggregate of $31,640,791 of the Company’s Credit Arrangements were personally guaranteed by either Mr. Chaves or Mr. Quesada, and Mr. Chaves and Mr. Quesada had personally guaranteed the repayment of $31,640,791 and $13,190,785 of Credit Arrangements, respectively. As noted above, the guarantees extended by Mr. Chaves and Mr. Quesada will remain in place notwithstanding the Stock Sale. Mr. Chaves has entered into an agreement with the Company whereby he has agreed to indemnify the Company from and against any losses or damages caused by his failure within the next year to provide, if requested, his personal guarantee with respect to any loan which he has previously guaranteed and the Company is seeking to defer repayment of.

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

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

quarter, Mr. Chaves is indebted to the company, Mr. Chaves has the option in his sole discretion to either, (i) direct the Company to use the quarterly payment to off-set the amount he owes the Company or (ii) receive the Quarterly Payment in cash. Mr. Quesada does not receive, nor has he ever received, any compensation for providing the guarantee services described above.

Loans to Related Parties

Name	September 30, 2001		September 30, 2002		September 30, 2003
Calixto Chaves	$7,665,688	(1)	$6,894,658	(3)	$6,876,469	(4)
Monica Chaves	$133,645		$0		$0
Maya Tiamx, S.A	$30,523	(2)	$30,626	(2)	$29,861	(2)
Jose Pablo Chaves	$61,596		$0		$0

(1)	Includes $5,570,126, $431,938 and $903,427 owed to the Company by Ribera, Atisbos and O.C.C., Costa Rican companies owned by Mr. Chaves and his wife. The figure provided also includes $213,551 owed to the Company by Avicola Core Etuba, Ltda. (“Core”), a Brazilian company of which the majority of outstanding shares are beneficially owned by Mr. Chaves.

(2)	Maya TIAMX, S.A., is a Costa Rican company owned by Mr. Jose Pablo Chaves.

(3)	Consists of $5,495,438, $354,442, $793,707 and $251,072 owed to the Company by Ribera, Atisbos, O.C.C. and Core.

(4)	Consists of $5,490,329, $338,089, $792,865 and $255,186 owed to the Company by Ribera, Atisbos, O.C.C. and Core.

At various times in the past, Mr. Chaves and companies controlled by him have borrowed money from the Company. Since September 30, 2000, Mr. Chaves’ largest aggregate amount of indebtedness outstanding occurred at September 30, 2001. The loans made to Ribera, Atisbos and O.C.C., all Costa Rican companies owned by Mr. Calixto Chaves and his wife, were evidenced by thirteen promissory notes payable on demand (the “Loans”), nine of which are denominated in U.S. dollars and accrue interest at the rate of 8%, and four of which are denominated in Costa Rican colones and which accrue interest at rates ranging from 16% to 24%.

The amounts outstanding from Core as of September 30, 2003, 2002 and 2001, include a promissory note of $128,628, bearing an interest rate of 11%, and other account receivables that originate mainly from expenses incurred in a due diligence process.

Mr. Chaves had provided collateral for the Loans by the subscription of a guarantee trust contract for the benefit of Pipasa. The guarantee contract contained two assets, two farms, with an aggregate value of approximately $4 million, as estimated by real estate brokers as of May 2002.

On December 22, 2003, in connection with the Stock Sale, Mr. Chaves used approximately $6.9 million of the proceeds of the Stock Sale to satisfy his existing indebtedness to the Company. Accordingly, as of December 31, 2003, Mr. Chaves is not indebted to the Company and the Company has agreed to the guarantee contract.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Since September 30, 2000, the largest aggregate amount of indebtedness outstanding for both Mr. Jose Pablo Chaves and Ms. Monica Chaves occurred at September 30, 2001. The loans to Mr. Jose Pablo Chaves and Ms. Monica Chaves were evidenced by Notes, which bore interest at a rate of 10.5%.

Loans from Related Parties

Name	September 30, 2001	September 30, 2002	September 30, 2003
Calixto Chaves	$67,671	$0	$0
Monica Chaves	$22,331	$0	$0

The loans to the Company identified above were principally generated in instances where, for the sake of convenience, expediency or efficiency, the lender advanced expenses for the benefit of the Company. The lenders were repaid but not remunerated for providing such services.

Litigation Settlement

Until December 2003, Pipasa was one of two defendants in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action was seeking damages in an amount equal to $3.6 million. The other defendant in the litigation was Aero Costa Rica, S.A. (“Aero”), a corporation that, prior to entering receivership, was wholly owned by Mr. Chaves.

On December 29, 2003, Pipasa entered into a settlement agreement (the “Settlement Agreement”) with Polaris pursuant to which Mr. Chaves will provide Polaris with a one-time payment in the amount of $1,950,000 (the “Settlement Amount”) in exchange for Polaris’ agreement to dismiss any and all litigation instituted against Pipasa and release any and all claims which they have or may have against Pipasa in connection with the Litigation, except for any claim that may arise in connection with the Indemnification Obligation (as defined below). Mr. Chaves has entered into an agreement with the Company pursuant to which he has acknowledged and agreed that his payment of the Settlement Amount is neither an equity investment in the Company nor a loan to the Company. See Item 3 for further discussion.

Indemnification Agreement

In connection with the Stock Sale, the Chief Executive Officer entered into an agreement (the “Indemnification Agreement”) with the Company whereby he has agreed to indemnify the Company from and against any losses or damages caused by his failure within the next year to provide, if requested, his personal guarantee with respect to any loan which he has previously guaranteed and the Company is seeking to defer repayment of. Pursuant to the Indemnification Agreement, the Chief Executive Officer has also agreed to indemnify the Company from and against certain damages or losses that could directly or indirectly result from or in connection with the Stock Sale.

Future Acquisition Agreement

In connection with the Stock Sale, Avicola entered into an agreement with the Company pursuant to which Avicola and its affiliates have agreed to refrain from purchasing any additional shares of the Company’s Common Stock for a one-year period from the date of the Stock Sale unless the per share price paid by Avicola or its affiliates for any additional shares is greater than or equal to the greater of (i) 100% of the

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

purchase price paid for the shares purchased pursuant to the Stock Sale or (ii) the lowest price per share identified by an investment bank as a fair price in a fairness opinion delivered to the Company.

Consulting Agreement

Pursuant to a Consulting Agreement dated as of June 1, 2003 between Grupo SAMA Consolidado, S.A., a Panamanian corporation (“SAMA”), and the Company (the “Consulting Agreement”), various employees of SAMA began providing the Company with financial and strategic advisory services with respect to a variety of different matters related to the restructuring of the Company’s indebtedness, including:

(i) negotiating on behalf of the Company with respect to the prepayment of the PacLife indebtedness, including negotiating with Banco Internacional de Costa Rica (“BICSA”) to assist the Company to secure from BICSA an approximate $8.5 million loan enabling the Company to prepay the PacLife indebtedness;

(ii) negotiating with the Company’s key suppliers of raw materials to assist the Company to maintain its existing lines of credit with such suppliers;

(iii) negotiating with many of the Company’s creditors to assist the Company in restructuring certain of its existing credit lines; and

(iv) negotiating on behalf of the Company with respect to the settlement of the litigation with Polaris. See Item 3 for further discussion of the settlement of the Polaris litigation.

Pursuant to the Consulting Agreement, which has a three year term, the Company has agreed to compensate SAMA for the above-described services in the amount of up to $120,000 per month. Except for the payments made to SAMA pursuant to the Consulting Agreement, the Company believes that neither the Company nor any third party has made any payments to SAMA with respect to the financial and strategic advisory services SAMA has provided to the Company.

Certain principals of SAMA, including Victor Oconitrillo, Pedro Dobles, Carlos Ceciliano, Alfonso Gutierrez, Eladio Villalta, Henry Zamora and Rolando Cervantes serve as executive officers and/or directors of the Company’s Subsidiaries. More specifically, Mr. Oconitrillo serves as President of each of the Subsidiaries, Mr. Dobles serves as Vice President of each of the Subsidiaries, Mr. Villalta serves as Treasurer of each of the Subsidiaries, Mr. Gutierrez serves as Secretary of each of the Subsidiaries, and Mr. Ceciliano serves as the Controller of each of the Subsidiaries. Mr. Zamora and Mr. Cervantes each serve as a director for each of the Company’s subsidiaries as do Mr. Oconitrillo, Mr. Dobles, Mr. Ceciliano, Mr. Gutierrez and Mr. Villalta. In addition, each of Mr. Oconitrillo, Mr. Gutierrez, Mr. Zamora and Mr. Cervantes wholly own corporations which own shares in Tenedora, the sole shareholder of Avicola, which following the Stock Sale owns a majority of the Company’s Common Stock.

Severance Payments and Accrued Vacation Benefits

As of September 2003 and 2002, the Chief Executive Officer had accrued approximately $450,000 and $405,000 of severance benefits for serving as Chairman of the Board of the Company’s subsidiaries, Pipasa and As de Oros as a result of his approximate over 30 years of employment with the subsidiaries. During fiscal year 2002, the subsidiaries of the Company authorized the Chief Executive Officer to apply approximately $275,000 as an advanced payment with respect to his accrued severance benefits. In September 2003, the Chief

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Executive Officer resigned as Chairman of the Board of the subsidiaries. In accordance with Costa Rican law, Mr. Chaves was entitled to receive his remaining accrued severance benefits and accordingly was authorized to apply approximately $175,000. Approximately $425,000 of the severance benefits which Mr. Chaves was authorized to receive in 2002 and 2003 were used to satisfy interest expenses on outstanding loans owed to the subsidiaries by the Chief Executive Officer. The remaining $25,000 was set aside in a reserve account for the payment of Mr. Chaves’ future interest obligations and, as of December 31, 2003, had been used by the Company in its entirety towards interest payments owed on Mr. Chaves’ indebtedness during the first quarter of fiscal 2004. No cash was disbursed or paid to the Chief Executive Officer in these transactions. This has been presented as a non cash reconciling item on the accompanying consolidated statement of cash flows.

In addition, as of September, 2003, Mr. Chaves had accumulated approximately $168,906 of accrued vacation benefits as a result of his employment with the subsidiaries. Pursuant to Costa Rican law, accrued vacation benefits must be paid upon an employee’s departure from the company. Following his resignation as Chairman of the Board of the subsidiaries, the accrued vacation benefits which Mr. Chaves was authorized to receive were used to satisfy interest expenses on outstanding loans owed to the subsidiaries by the Chief Executive Officer. No cash was disbursed or paid to the Chief Executive Officer in this transaction. This has been presented as a non cash reconciling item on the accompanying consolidated statement of cash flows.

As of September 2003, Monica Chaves, the Secretary of the Company and a member of the Board of Directors had accrued approximately $30,000 of severance benefits for serving as Vice President of Administration of the Company’s subsidiaries, Pipasa and As de Oros as a result of her approximate 4 years of employment with the subsidiaries. In September 2003, Ms. Chaves resigned as Vice President of Administration of the subsidiaries. In accordance with Costa Rican law, Ms. Chaves is authorized to receive $30,000 in accrued severance benefits. However, as of September 30, 2003, these severance benefits had not yet been paid to Ms. Chaves and, accordingly, were a liability of the Company.

Proposed Transaction

The Company is continuing to explore the development and/or acquisition of strategic business opportunities that it perceives as complementary with its core business. For instance, in December 2000, the Company announced its intent to acquire a majority of the outstanding common stock of Avicola Core Etuba, Ltda. (“Core”), a Brazilian company engaged in the production and distribution of poultry products, from the Company’s Chief Executive Officer. In March 2001, the Company agreed to acquire a 75% stake of Core for $3.5 million, and an option for the remaining 25% stake for $1.7 million. The Company is evaluating closely the performance of Core to determine if, when and how the Company should integrate its business with Core, and has postponed indefinitely its acquisition of Core.

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and As de Oros entered into a Stock Purchase Agreement pursuant to which As de Oros agreed to acquire from Port Ventures 2,040 shares of common stock of Logistica de Granos, S.A. (“Logistica”), representing 51% of the issued and outstanding shares of capital stock of Logistica for a purchase price of US$2,580,000.

Port Ventures is the sole shareholder of Logistica and Port Ventures is directly owned and controlled by Jose Pablo Chaves Zamora (“Mr. JP Chaves”). Prior to the Stock Sale on December 22, 2003, Mr. JP Chaves was the indirect holder of approximately 2.17% of the outstanding shares of the Company. Mr. JP Chaves is also the son of the Company’s Chief Executive Officer, Mr. Calixto Chaves. Mr. JP Chaves does

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

not hold any positions or titles with the Company or any of its subsidiaries. See Note 14 for further discussion of the potential acquisition of Logistica.

There can be no assurance that the Company will close the Core or Logistica transactions or any other transaction and there can be no assurance that the Company’s acquisition efforts will prove to be beneficial to the Company.

4. INVENTORIES

Inventories consist of the following:

	2003	2002
Finished products	$4,022,884	$4,258,619
In-process	2,257,042	2,939,820
Live poultry - net	3,101,915	3,007,081
Materials and supplies-net	1,653,093	1,798,148
Raw materials	2,732,675	1,880,515
In-transit	365,210	260,887

	$14,132,819	$14,145,070

Amortization of Live Poultry amounted to $1,511,798 in 2002 and $1,396,406 in 2001. Production poultry amortization amounted to $3,531,655, $3,463,403 and $3,262,770 for fiscal years 2003, 2002 and 2001, respectively, and are recorded as cost of sales.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

	2003	2002
Land	$8,407,387	$8,149,930
Buildings and facilities	14,879,106	14,547,707
Machinery and equipment	29,486,703	29,861,498
Machinery in-transit	93,502	91,869
Construction in-process	46,628	1,263,712

	52,913,326	53,914,716
Less: Accumulated depreciation	(16,130,732)	(14,287,572)

	$36,782,594	$39,627,144

Depreciation expense for the years ended September 30, 2003, 2002 and 2001 amounted to $3,950,700, $4,353,948 and $3,769,728, respectively.

Applicable interest charges incurred during the construction of new facilities are capitalized as one of the cost elements and are amortized over the assets’ estimated useful lives. Interest capitalized during fiscal years 2003 and 2002 were $11,900 and $187,600, respectively.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. LONG-TERM INVESTMENTS

Long-term investments, which are carried at cost, consist of the following:

	2003	2002
Grupo Industrias Oleaginosas S.A. (“INOLASA”)	$2,542,372	$2,816,225
La Condesa, S.A.	489,141	541,829
Investment trusts	741,610	723,196
Other (less than 50% ownership)	11,347	28,059

	$3,784,470	$4,109,309

Short-term investments are comprised primarily of certificates of deposits in U.S. Dollars that are due from 6 to 12 months, and bear interest rates from 1.75% to 13.5%.

INOLASA is the only supplier of soybean meal in Costa Rica. The Company has a 10% ownership interest in INOLASA, which is accounted for under the cost method and dividends are recorded in income when they are declared. During the years ended September 30, 2003 and 2002, the Company received cash dividends from INOLASA amounting to approximately $450,000 and $392,000, respectively. These dividends are included in miscellaneous income, net in the accompanying consolidated statements of operations.

During 1998, the Company acquired 200,000,000 preferred shares of La Condesa, S.A., a corporation in Costa Rica engaged in the hotel business. Such shares do not provide an ownership interest to the Company.

Investment trusts are carried at market value and bear interest rates that range from 1.80% to 15.46% in U.S. Dollars and comprise debt investments from the public and private sector of the Costa Rican market. The Company is continually reinvests in these funds.

7. OTHER ASSETS

Other assets consist of the following:

	2003	2002
Guarantee deposits	$172,583	$205,021
Self insurance trust (see Note 17)	278,586	293,583
Real estate held for development, at cost	3,774,970	3,217,519
Logistica de Granos, S.A.	1,317,050	—
Software	1,716,442	1,651,633
Reforestry lands	594,855	604,231
Trademarks	477,634	527,366
Other	482,766	602,176

	8,814,886	7,101,529

Accumulated amortization of intangible assets	(1,032,142)	(537,122)

	$7,782,744	$6,564,407

Reforestation projects are in developing stage, and as such, all expenses incurred related to maintenance of the project are capitalized until the developing stage is completed in accordance with Company’s policy of capitalizing overhead costs incurred during construction period for property, plant and equipment and other long-lived assets. Capitalized amounts approximate $55,000 per year.

Capitalized software is comprised of internally developed software and purchased software which is ready for service. Real estate held for future development mainly consist of land, located in urban and rural areas which can either

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

be used for chicken farms, distribution warehouses and for production facilities. These are recorded at cost of acquisition which is lower than its fair market value as determined by independent appraisals.

Trademarks are related to the purchase of the “Zaragoza” by-product brand name. The Company accounts for Trademarks in accordance with SFAS 142, and accordingly is tested for impairment annually. No impairment was recorded for fiscal year 2003 or 2002.

During fiscal year 2003, the Company paid approximately $1.43 million to Port Ventures, S.A. as part of an agreed upon purchase price for 51% of outstanding shares of Logistica de Granos, S.A. (“Logistica”) Logistica will have a 19% participation in a project in Costa Rica, to refurbish and operate the major seaport in the Pacific Ocean. See Note 14 under “Acquisitions and Disposal of Assets” for further discussion.

8. NOTES PAYABLE AND LONG-TERM DEBT:

Notes Payables consist of the following:

	2003	2002
Loans payable in U.S. Dollars	$36,436,852	$16,855,813
Loans payable in Colones	140,652	272,130
Less deferred debt issuance costs	(30,266)	(53,607)

	$36,547,238	$17,074,336

The Company’s notes payable primarily originate from lines of credit and bank commitments and are mainly utilized to support operations of the Company. As of September 30, 2003, $30.2 million of the notes payable were secured by the Trust. Notes payable are generally due from October 2003 through May 2004 and bear annual interest rates ranging from 3.62% to 9.50% in dollars and from 16.73% to 24.0% in colones.

Long-term debt consists of the following:

	2003	2002
Series A Senior Notes	$—	$4,800,000
Series B Senior Notes	—	7,200,000
Bank loans denominated in U.S. dollars	10,560,639	12,102,539
Bank loans denominated in Costa Rican colones	188,443	257,031
Less: Deferred debt issuance costs	(42,597)	(150,480)

	10,706,485	24,209,090
Less: Current portion	3,978,580	8,190,702

	$6,727,905	$16,018,388

Long-term debt is due from January 2004 to October 2008. Debt issuance costs are deferred and then amortized over the term of the debt. Interest rates for long-term debt are as follows:

	2003	2002
Private Placement	—	11.96%
U.S. dollar loans	2.57% - 10.50%	2.47% - 11.00%
Costa Rican colones loans	24.00%	24.00% - 24.50%

Future payments on long-term debt as of September 30, 2003 are as follows:

Year	Amount
2004	$3,978,580
2005	3,078,574
2006	1,980,466
2007	962,856
2008	613,161
Thereafter	92,848

During the first quarter of 1998, the Company completed a private placement with Pacific Life Insurance Company (“PacLife”) of $20 million in notes payable, $8 million of which was outstanding as of September 23, 2003 (the “Outstanding PacLife Indebtedness”), bearing an annual interest rate of approximately 12%. In connection with the private placement of the Notes, the Company entered into certain negative covenants, restricting, among other things, the Company’s ability to provide collateral to other existing or potential lenders. These restrictive covenants limited the Company’s ability to obtain additional financing from third parties. To continue to allow the Company to fund its operations through the use of debt financing and eliminate the restrictive covenants, on September 24, 2003, the Company repaid the Outstanding PacLife Indebtedness. The Company was not required to pay a prepayment penalty to PacLife.

In September 2003, the Company entered into a trust agreement (the “Trust Agreement”) pursuant to which it restructured its debt obligations with respect to $36.3 million in principal amount of indebtedness. Ten of the Company’s lenders were signatories to the Trust Agreement (the “Participating Lenders”) and as of September 2003, the Company owed an aggregate of $36.3 million to the Participating Lenders. The Company contributed or pledged substantially all of the assets of the Company’s wholly-owned subsidiaries (the “Subsidiaries”) to a trust (the “Trust”), which, as of September 30, 2003 secured the Subsidiaries’ obligations with respect to the aggregate $36.3 million of indebtedness owed to the Participating Lenders.

In consideration for the establishment of the Trust, the Participating Lenders have agreed to waive any and all defaults, excluding defaults resulting from the failure to pay interest as due, that the Subsidiaries have committed or may commit prior to March 22, 2004 (the “Amnesty Period”) with respect to outstanding indebtedness owed to the Participating Lenders. Accordingly, the Subsidiaries have been relieved of any obligation to make principal payments to the Participating Lenders until the end of the Amnesty Period. The Subsidiaries are still required to pay interest to the Participating Lenders in accordance with the terms of an agreed upon schedule. After the end of the Amnesty Period, the Subsidiaries are required to resume the payment of principal.

In order to fund the Trust, the Subsidiaries have transferred or pledged substantially all of their real and personal assets to the Trust (the “Trust Assets”). Under the terms of the trust agreement, the appraised value of the Trust Assets, which are being appraised under the supervision of the Trustee, must, at all times, be equal to or greater than 143% of the aggregate amount of the indebtedness secured by the Trust. The Participating Lenders have the right to designate experts to validate the appraised valuations. The Trust Agreement provides that, subject to the Trustee’s approval, additional Participating Lenders may execute and become subject to the terms of the Trust Agreement if the value of the Trust Assets continues to be equal to or greater than 143% of the aggregate amount of the indebtedness secured by the Trust. In addition, with the Trustee’s approval, the Participating Lenders may secure additional debt that it extends to the Company with the Trust provided that the value of the Trust Assets continues to be equal to or greater than 143% of the aggregate amount of the indebtedness secured by the Trust.

The Company believes the Trust Assets will have an appraised value sufficient to collateralize the indebtedness of the Participating Lenders in accordance with the terms of the Trust Agreement. As of December 31, 2003, the Company estimates that more than 80% of the appraisals have already been completed by the Participating Lenders. Based on information provide to the Company by an independent appraiser, the appraised value of the assets which have been appraised as of the December 31, 2003 equals approximately $50 million. Accordingly, the Company believes that the final appraised value of the Trust Assets may be sufficient to collateralize additional loans in accordance with the terms of the Trust Agreement.

If the Subsidiaries, among other things, fail to make any principal or interest payment to any of the Participating Lenders when due or become insolvent, the Subsidiaries will be in breach of the Trust Agreement (a “Breach”). In the event the Trustee notifies the Subsidiaries of a Breach, the Subsidiaries will have fifteen days to cure such Breach (the “Cure Period”). If the Breach is not cured within the Cure Period, the Trustee must sell all of the Trust Assets and use the proceeds of such sale to repay to the Participating Lenders all outstanding indebtedness due and owed to them by the Subsidiaries. Any proceeds remaining after repayment is made in full to all of the Participating Lenders will be returned to the Subsidiaries. The Trust will terminate in accordance with its terms in the event of such a sale.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Trust is governed by a Trust Agreement governed by the laws of Costa Rica. The Trust has a stated term of ten years but may terminate earlier in the event that all of the outstanding indebtedness owed to the Participating Lenders is repaid.

Certain of the Company’s other existing creditor banks (the “Non-Participating Lenders”) are not signatories to the Trust Agreement. As of September 30, 2003, the Company has borrowed from the Non-Participating Lenders an aggregate of approximately $11.2 million. Three of the Non-Participating Lenders with an aggregate indebtedness amounting to $3.3 million are collaterized with property with an estimated fair market value of $4.9 million.

As of September 30, 2002, the Company outstanding debt to PacLife amounted to $12 million. Costs associated with issuance of private placement amounted to $540,000, which was deferred through out the life of the loan using straight-line method of amortization.

Prior to the Company repaying the Outstanding PacLife Indebtedness on September 24, 2003, the Company had made all required payments to PacLife, in accordance with the private placement agreement. In addition, during the period in which the indebtedness to PacLife was outstanding, the Company the Company obtained a number of waivers at different times, in relation to certain possible breaches with respect to certain restrictive covenants. The potential breaches did not involve any payment violation.

Employees of the Company are also provided with a profit sharing program. If either one of the Company’s subsidiaries has a successful year and generates profits in excess of certain budgeted levels, that entity will distribute a percentage of its net income to its employees. This incentive is calculated monthly and distributed every two months. During fiscal year 2003, the Company did not provide its employees with incentives.

9. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2003 and 2002, 20,000,000 shares of common stock with a par value of $0.001 were authorized.

During November 1997, the Board of Directors authorized the repurchase of up to 66,667 shares of the Company’s common stock. The repurchase program authorizes management, at its discretion, to make purchases from time to time, as circumstances warrant. As of September 30, 2003 and 2002, the Company had repurchased 52,852 shares for $283,394. These shares have been included in treasury stock as of September 30, 2003 and 2002.

Preferred Stock

On September 30, 2003 and 2002, 1,000,000 shares of preferred stock of the Company were authorized. No shares of preferred stock of the Company had been issued as of September 30, 2003 and 2002. Preferred shares issued by the subsidiaries of the Company are as follows:

Pipasa

Preferred shares issued consist of Class C preferred shares and TCA preferred shares, which refer to “Titulos de Capital” in Costa Rica, amounting to 317,831 shares and 637,000 shares, respectively. As of September 30, 2003 and 2002, there were 317,831 shares of Class C preferred shares outstanding which amount to $2,216,072. This amount has been included in preferred stock in the accompanying balance sheets due to reverse merger accounting resulting from the Company’s acquisition of Pipasa in 1996, as discussed in Note 1. These preferred shares are not redeemable, are not convertible into common stock and the holders have no voting rights. These preferred shares are comprised of subcategories and receive dividends based on the following:

•	Class C-A, C-B and C-D preferred shares, which amount to 186,431 shares, receive a 10% annual dividend payable monthly and adjustable by the Board of Directors.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Class C-C preferred shares, which amount to 131,400 shares, receive an annual dividend equal to the prime rate set by the Banco Central de Costa Rica plus two percent, payable monthly, which as of September 30, 2003 averaged approximately 18.52%.

During fiscal years 2003, 2002 and 2001 dividends of $131,485, $145,398 and $152,346 respectively, were paid on these preferred shares and are reflected as preferred stock dividends in the accompanying consolidated statements of income.

As of September 30, 2003 and 2002, there were no preferred dividends in arrears.

As de Oros

As of September 30, 2003 and 2002, 1,200,000 Class C preferred shares of As de Oros were authorized, of which 158,374 had been issued for a total of $1,003,287. These preferred shares are not convertible into common stock and the holders have not voting rights. The holders of these preferred shares receive dividends based on the following:

•	Class C Series 1 preferred shares, which amount to 87,600 shares, receive a monthly dividend equal to the prime rate set by the Banco Central de Costa Rica plus two percent.

•	Class C Series 2 preferred shares, which amount to 70,774 shares, receive a monthly dividend of no less than 10%, adjustable annually by the Board of Directors.

These preferred shares are included in minority interest in the accompanying consolidated balance sheets as of September 30, 2003, and 2002. During fiscal years 2003, 2002 and 2001 dividends of $68,975, $75,959 and $77,293, respectively, were paid on these preferred shares and are reflected as part of the minority interest as a reduction to income in the accompanying consolidated statements of income.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of September 30, 2003 and 2002, there were no preferred dividends in arrears.

Treasury Stock

As of September 30, 2003 and 2002, the Company held 52,852 shares of common stock as treasury stock, amounting to $283,394.

Retained Earnings

Current legislation in Costa Rica requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of total common stock be allocated to a legal reserve. As of September 30, 2003 and 2002, the Company has allocated retained earnings of $2,072,261 and $2,039,806, respectively, for the creation of a legal reserve.

10. OPERATING LEASES

As of September 30, 2003, the Company had operating leases for vehicles, cooling equipment and building facilities for its restaurants and retail outlets. These lease agreements expire between October 2003 and October 2006. At the end of the lease term, the Company has the option of returning or buying the vehicles or the equipment at estimated market value.

Rental expense for operating leases amounted to $2,123,00, $1,839,386 and $2,170,084 for fiscal years 2003, 2002 and 2001, respectively.

The future minimum lease payments under the Company’s operating leases are as follows:

Fiscal Year
2004	$512,407
2005	129,932
2006	58,874

$701,213

11. INCOME TAXES

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2003, 2002 and 2001 consists of:

	2003	2002	2001
Current:
Estimated in the United States	$—	$—	$—
Costa Rica	95,525	1,120,068	26,860

Total current taxes	95,525	1,120,068	26,860

Deferred:
United States	—	—	—
Costa Rica	110,950	(78,472)	(417,693)

Total deferred income taxes	110,950	(78,472)	(417,693)

Total	$206,475	$1,041,596	($390,833)

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

For fiscal years ended 2003, 2002 and 2001, the Company presented a loss for its operations in the United States and is not subject to any income taxes, for which a statutory rate of 35% is required. The following table summarized the significant differences between the Costa Rican statutory tax rate and the Company’s effective tax rate:

	2003	2002	2001
Computed statutory income tax expense	$(198,056)	$1,254,074	$356,277
Increase (reduction) in income taxes resulting from:
Non-taxable (income) loss, net	(355,097)	(195,016)	16,868
Increase (decreases) in provisions	62,607	(111,024)	(407,702)
Tax benefit under Costa Rican Income Tax Law Article 8, Section T for Agricultural Companies and Article 8, Section F	(37,502)	(44,838)	(62,864)
Deduction for reinvestment of prior year earnings in machinery and equipment under Costa Rican Income Tax Law Article 8, Section T for Agricultural Companies	—	—	(933,057)
Additional depreciation permitted equivalent to 50% of assets invested in the production process	(154,893)	(174,830)	—
Amortization of excess market value over book value of property plant and equipment acquired in As de Oros	253,040	202,690	280,786
Depreciation of revalued assets	(146,581)	(177,443)	(209,437)
Amortization of cost in excess of net assets of acquired business	—	—	221,574
Utilization of loss carry forwards	—	—	(56,224)
Losses from subsidiaries and holding company	766,683	287,983	402,946
Trademark amortization	(16,602)	—	—
Equity Tax	32,876	—	—

	$206,475	$1,041,596	($390,833)

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$117,359	$245,330
Restatement of property, plant and equipment depreciable for tax purposes in Costa Rica	2,095,793	2,543,121
Net operating losses in the United States	378,150	378,150
Vacation accrual	137,705	172,022

Total gross deferred tax assets	2,729,007	3,338,623
Less valuation allowance	(2,473,943)	(2,921,271)

Total	$255,064	$417,352

Deferred tax liabilities:
Labor costs capitalized in internally developed software, expensed for income tax purposes	$23,182	$45,776
Book and tax basis differences of Property, plant and equipment, resulting from the As de Oros acquisition	2,078,674	2,078,674

Total	$2,101,856	$2,124,450

Until July 2001, Costa Rican tax laws permitted companies to restate their depreciable assets by increasing their book value by 5% annually, which resulted in additional deductible expense when the restated portion was depreciated. Changes in the income tax law, applicable for fiscal years ending after September 30, 2001 provide among other things, the following changes in the Costa Rican income tax law:

•	Elimination of restatement of property, plant and equipment, thereby significantly reducing the related tax depreciation. In December 2001, the government of Costa Rica issued a decree amending this change stating that this depreciation expense could be deducted if it pertained to restatements of property, plant and equipment carried out before August 2001.

•	Eliminated the one-time deduction equivalent to 50% of the prior year’s investment in property, plant and equipment to be used in agricultural and industrial activities.

For September 30, 2003 and 2002 the Company established a full valuation allowance for the deferred tax asset derived from the tax depreciation resulting from the restatement of property, plant and equipment. A deferred tax asset has been recorded since the Company believes that it is more likely than not that this depreciation will continue to be deductible in the future, and it has also recorded a full valuation allowance against the deferred tax asset. This allowance could be adjusted in the future, based on changing conditions. In addition, as of September 30, 2002, the Company had approximately $378,150, of net operating loss carry forwards for U.S. Federal income tax purpose, which are available to offset future regular taxable income for the parent level entity only. Due to the recent ownership change (See note 3), these losses are subject to Section 382 of the Internal Revenue Code. The losses expire in 2022 , and it estimates that it has the same amount as of September 30, 2003. The Company has established a valuation allowance for these operating loss carry forwards. Management believes, based on projected future results of operations, that it is more likely than not that the tax benefit of these loss carry forwards will not be realized. This allowance could be adjusted in the future based on changing conditions.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Taxes in the United States have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The amount of unremitted earnings of foreign subsidiaries totaled approximately $4.7 million as of September 30, 2003. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

For fiscal years 2001 As de Oros applied loss carryforwards in the amount of approximately $240,000 as a credit to the income tax determined in Costa Rica. As of September 30, 2001, the Company had utilized all net operating loss carryforwards in Costa Rica.

In accordance with income tax regulations in Costa Rica, the subsidiaries are required to file annual income tax returns for the twelve-month period ended September 30 of each year. According to Costa Rican’s tax law, the income tax returns of Pipasa and As de Oros for the years ended September 30, 2003, 2002, 2001 and 2000 are open to examination by the tax authorities in Costa Rica.

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operation is involved in the production and marketing of poultry products, animal feed and quick service chicken restaurants. The Company’s subsidiaries distribute these products throughout Costa Rica and export mostly within Central America and the Caribbean. The basis for determining the Company’s operating segments is the manner in which financial information is used by management in its operations. Management operates and organizes the financial information according to the types of products offered to its customers. The following is a brief description of the main business segments of the Company:

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

Corporate: Corporate is responsible for the treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include general and administrative expenses and the Company’s amortization of goodwill. This segment does not generate any revenue for the Company.

Business Segments (In millions):

	Broiler	Animal Feed	By - Products	Quick Service	Exports	Other	Corporate	Consolidated
2003
Net sales	$58.75	$31.51	$14.41	$7.43	$7.45	$8.35	$—	$127.90
Income from operations	12.44	2.71	0.71	0.18	1.38	(0.07)	(12.90)	4.45
Depreciation and amortization expense	1.85	0.61	0.27	0.35	0.02	0.04	1.45	4.59
Goodwill	1.14	0.16	—	0.19	—	—	0.07	1.56
Total assets	34.04	11.24	6.64	4.21	0.83	3.86	29.79	90.61
2002
Net sales	$67.87	$26.00	$14.78	$5.58	$7.94	$8.50	$—	$130.67
Income from operations	16.89	3.40	2.68	0.06	0.80	0.13	(14.05)	9.91
Depreciation and amortization expense	2.41	0.43	0.27	0.39	0.03	0.01	1.54	5.08
Goodwill	0.91	0.37	0.00	0.39	0.00	0.00	0.05	1.72
Total assets	37.84	9.50	5.48	3.79	1.15	3.29	29.80	90.85
2001
Net sales	$70.20	$24.62	$13.74	$6.47	$6.18	$6.13	$—	$127.34
Income from operations	14.74	2.82	2.02	0.36	0.45	0.64	(15.34)	5.69
Depreciation and amortization expense	1.86	0.60	0.08	0.37	0.03	0.02	1.35	4.31
Total assets	36.46	13.79	4.66	4.92	1.44	1.31	28.27	90.85

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information

The following represents net sales and long-lived assets by geographic location:

	2003	2002	2001
Net sales:
Costa Rica	$120.45	$122.73	$121.16
Other	7.45	7.94	6.18

Total	$127.90	$130.67	$127.34

Long-lived assets:
Costa Rica	$36.74	$38.48	$45.74
Other	0.04	1.15	0.09

Total	$36.78	$39.63	$45.83

13. OTHER INCOME AND EXTRAORDINARY ITEMS

Miscellaneous, net consists of the following:

	2003	2002	2001
Dividends from INOLASA	$445,475	$392,000	$395,000
Gains on sale of assets	53,064	227,557	579,298
Services charged and materials and supplies sold to contracted farmers	13,506	42,161	92,862
Income tax refund	—	—	168,663
Other	88,069	68,892	33,408

	$600,114	$730,610	$1,269,231

During fiscal 2001, the Company made an over-payment of income taxes, which was subsequently refunded.

Extraordinary items:

During fiscal 2003, the Company received an excess of approximately $304,706, net of tax ($0.02 earnings per share) over book value of equipment and building facilities of the by-products processing plant, damaged by a fire that took place in the month of February 2003.

14. ACQUISITIONS AND DISPOSALS OF ASSETS

The Company is continuing to explore the acquisition of majority of the outstanding common stock of Industrias Avicolas Integradas, S.A. (“Indavinsa”), and Avicola Core Etuba Ltda. (“Core”), both engaged in the production and distribution of poultry. The Company would acquire the majority of the outstanding stock of Core from the Company’s Chief Executive Officer. The Company is evaluating closely the performance of these companies to determine if, when and how the Company should integrate its business with the acquisition target, and has postponed indefinitely investments in these two companies.

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and Corporacion As de Oros, S.A. (“As de Oros”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”), pursuant to which As de Oros agreed to acquire from Port Ventures, 2,040 shares of common stock of Logistica de Granos, S.A. (“Logistica”), representing 51% of the issued and outstanding shares of capital stock of Logistica (the “Shares”), for a purchase price of US $2,580,000 (the “Purchase Price”). Logistica is the owner of 19% of the issued and outstanding capital stock of Sociedad Portuaria de Caldera, S.A. (“SPC”) and

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Sociedad Portuaria Port Granelera de Caldera, S.A. (“SPGC”) (collectively, the “Port Companies”). The Companies are seeking to acquire concessions (the “Concession”) being granted by the Government of Costa Rica to refurbish and operate Puerto Caldera, a major seaport located on the Pacific coast of Costa Rica and is Considered by the Company as Strategic to its raw material purchases.

The closing of the purchase and sale of the Shares is subject to: (i) the final grant by the Government of Costa Rica of the Concessions and (ii) the execution of definitive agreements between the Government of Costa Rica and each of the Port Companies regarding the construction and operation of Puerto Caldera.

The Agreement provides that Port Ventures may require that As de Oros remit the Purchase Price for the Shares in installments, prior to the fulfillment of the conditions to closing set forth above. Upon such payment, As de Oros will receive and a “bill of exchange” for the amount of such Purchase Price and a pro rata amount of shares will be issued and held by a Trust representing all participants in the Consortiums in escrow until the closing. In the event that the transactions contemplated under the Agreement are not closed, Port Ventures must return to As de Oros the pro rata portion of the Purchase Price paid, plus interest, and As de Oros, must return the bills of exchange. If Port Ventures does not return the portion of the Purchase Price paid, As de Oros may, in its discretion, seek to enforce the bill of exchange.

During fiscal year 2003, As de Oros remitted approximately 55% of the Purchase Price to Port Ventures (the “Remitted Payment”) in exchange for bills of exchange, recorded as part of other assets on the Balance Sheet. The bills of exchange are not secured by tangible assets or readily marketable collateral. In the event the Concessions are not ratified to the Port Companies, the Company anticipates that As de Oros will have limited ability to recoup its investment in Port Ventures. Port Ventures has agreed for As de Oros not need to make any further payments until the Concessions are finally ratified. The Company expects to close this transaction during the 2004 fiscal year, when the definitive approval of the Government of Costa Rica is expected to be obtained.

As with any business acquisition, there can be no assurance that the Company will close these acquisitions and there can be no assurance that these acquisitions efforts will prove to be beneficial to the Company. Even if the Company’s board of directors, audit committee and management team believe the Company should pursue a development or acquisition opportunity and successfully negotiate the contracts critical to such venture. The Company will continue to evaluate financial performance in order to obtain the necessary information to make a decision.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15. QUARTERLY FINANCIAL DATA

Unaudited summarized financial data by quarter for fiscal 2003 and 2002 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Net Sales	$35,858,870	$30,833,541	$31,074,055	$30,838,252	$127,904,718
Gross profit	11,460,023	8,866,742	8,620,531	7,503,909	36,451,205
Net income (loss)	1,055,537	(741,840)	(134,807)	(1,109,286)	(930,396)
Basic earnings (losses) per share	$0.08	$(0.06)	$(0.01)	$(0.08)	$(0.07)

Diluted earnings (losses) per share	$0.08	$(0.06)	$(0.01)	$(0.08)	$(0.07)

2002
Net Sales	$34,782,652	$30,598,961	$31,925,390	$33,358,436	$130,665,439
Gross profit	12,424,878	10,524,159	10,379,595	9,849,742	43,178,374
Net income	1,813,277	436,270	349,236	318,508	2,917,291
Basic earnings per share	$0.14	$0.03	$0.03	$0.02	$0.23

Diluted earnings per share	$0.14	$0.03	$0.03	$0.02	$0.23

16. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit quality financial institutions.

The majority of the Company’s customers are located in Costa Rica. No single customer accounted for more than ten percent of the Company’s net sales or account receivable in fiscal 2003, 2002 and 2001. Credit risk is mitigated due to the fact that the Company’s customer base is diverse and is located throughout Costa Rica. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, and general economic conditions. Consequently, an adverse change in these factors could affect the Company’s estimate of the bad debt allowance.

17. COMMITMENTS AND CONTINGENCIES

Insurance

The Company does not have damage insurance or a specific self-insurance fund for vehicles that are not under lease agreements. For vehicles under lease agreement, the Company has an insurance trust fund in the amount of $278,586. The Company has various other insurance coverage policies for some of its facilities, productive assets and inventory that insure the Company for an approximate amount of $29.0 million as of September 30, 2003. In addition, the Company has an umbrella policy amounting to approximately $980,000.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Severance Pay

At the present time, labor laws in Costa Rica require all companies to make a severance payment under certain conditions. This law requires all companies in Costa Rica to make a payment equivalent to 5.6% of an employee’s yearly gross salary for every year of employment up to 8 years of labor, as part of a severance payment upon the termination of an employee. This benefit is payable after the employee’s death, retirement, or termination without cause. An employee who resigns voluntarily or is terminated for cause forfeits his right to any severance benefit. Since 1991, the Company has waived the 8-year limit dictated by the labor law, and pays severance based on years of service. The Company is also required by Costa Rican law to deposit an additional 3% of each employee’s yearly gross salary into a pension fund.

The Company deposits every month in ASERICA 5.33% of each employee’s yearly gross salary as part of severance pay, and the employees are required to make a monthly deposit equivalent to 4% of their monthly salary as part of a savings program. Every February of each year, ASERICA pays each employee 1.33% of the 5.33% initially deposited. Amounts paid or transferred to ASERICA may not completely cover the severance payment at the time the employee leaves, since the severance payment calculation is based on the average of the last 6 months’ salary. Any remaining amount owed by the Company must be settled when the employee is terminated. As of September 30, 2003, the Company has recorded an accrual in the amount of approximately $422,140 for future severance payments, which has been included in accrued expenses. The Company believes this amount is adequate based on past experience.

Construction Commitments

In the normal course of business, the Company enters into commitments for construction or renovations of its buildings, plant facilities and leased outlets. As of September 30, 2003, the Company did not have any outstanding amounts under these construction commitments.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Litigation, Claims and Assessments

Until December 2003, Pipasa was one of two defendants in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action was seeking damages in an amount equal to $3.6 million. The other defendant in the litigation was Aero Costa Rica, S.A. (“Aero”), a corporation that, prior to entering into a receivership, was wholly owned by Mr. Chaves, the Company’s Chief Executive Officer. Pipasa had been served with prejudgment liens for $1.5 million and, with the approval of the Juzgado Sexto Civil, the court with jurisdiction over the lawsuit, certain parcels of real estate owned by Pipasa had been substituted for such liens. This approval was ratified by the Superior Court on November 11, 1999, and all funds initially attached were released and returned to Pipasa. Costa Rican law requires the posting of guarantees by a plaintiff seeking prejudgment liens. A ruling on these objections had been pending. Pipasa had filed several pleadings in opposition to the underlying lawsuit; a ruling on these pleadings also had been pending.

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit was dismissed without prejudice.

In Response to plaintiff’s amended complaint filed in Miami-Dade County Circuit Court on May 7, 1999, Pipasa, on July 19, 1999, filed a motion to dismiss for lack of personal jurisdiction. The motion was denied on March 31, 2003. Pipasa had appealed the denial to Florida’s Third District Court of Appeal. No decision on Pipasa’s appeal has been made. Pipasa had also moved in the Circuit Court for a stay of the Circuit Court case pending appeal. The Circuit Court had taken the stay request under advisement.

A separate lawsuit against Pipasa, filed by the same plaintiff in the North District of California and styled Polaris Holding Company v. Corporacion Pipasa, S.A., No. C 99-2160 CRB (N.D. Calif.), was dismissed, without prejudice for the plaintiff to refile the action after resolution of the Florida action as well as a similar action, brought by the same plaintiff against Pipasa, that is pending in Costa Rica.

On December 29, 2003, Pipasa entered into a settlement agreement (the “Settlement Agreement”) with Polaris pursuant to which Mr. Chaves will provide Polaris with a one-time payment in the amount of $1,950,000 (the “Settlement Amount”) in exchange for Polaris’ agreement to dismiss any and all litigation instituted against Pipasa and release any and all claims which they have or may have against Pipasa in connection with the litigation, except for any claim that may arise in connection with the Indemnification Obligation (as defined below). Mr. Chaves has entered into an agreement with the Company pursuant to which he has acknowledged and agreed that his payment of the Settlement Amount is neither an equity investment in the Company nor a loan to the Company.

Pipasa has attempted to secure the participation of Aero in the settlement but Aero has been relatively unresponsive. As of the date of the Settlement Agreement, Aero had not yet agreed to participate in the settlement.

Because Aero has not agreed to participate in the settlement, as a condition of the Settlement Agreement, Pipasa agreed to enter into an indemnification agreement with Polaris pursuant to which Pipasa has agreed to indemnify Polaris in the event that Aero initiates any claims against Polaris (the “Indemnification Obligation”).

Although Pipasa and Polaris have executed the definitive Settlement Agreement, as of December 31, 2003, the parties have not yet filed papers with the Costa Rican or Florida courts regarding the settlement.

From October 2003 to November 2003, Citibank (Costa Rica), S.A. (“Citibank”) filed a number of lawsuits against the Company in various local Costa Rican courts seeking repayment of approximately $6.2 million of outstanding indebtedness extended by Citibank to the Company pursuant to 18 letters of credit. Since the lawsuits have been initiated, the Company has repaid in full two letters of credit owed to Citibank totaling approximately $900,000 and, accordingly, Citibank is currently seeking repayment of approximately $5.3 million which is the current aggregate outstanding indebtedness. The Company has filed preliminary defenses and appeals to the lawsuits alleging a variety of procedural and substantive defenses. No rulings have been made with respect to any of Citibank’s claims or the Company’s appeals and the Costa Rican courts have yet to schedule any hearings with regards to the dispute between Citibank and the Company. Pursuant to Costa Rican law, the Company is entitled to file additional defenses and appeals. The Company and Citibank are currently engaging in settlement negotiations.

On January 24, 2003, the Staff (the “Staff”) of the Securities and Exchange Commission (the “Commission”) notified the Company that it was conducting an informal inquiry of the Company. In response to such notification, the Company began providing the Staff information. The Company and the Staff have been in detailed settlement conversations since February 10, 2003.

On August 15, 2003, the Commission filed a settled civil injunctive action against the Company, the Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”) for violations of the CEO and CFO certification requirements of the Sarbanes-Oxley Act of 2002. The Company, the CEO and the CFO have consented, without admitting or denying the allegations in the Commission’s complaint, to the entry of a Final Judgment of Permanent Injunction and Other Relief (“Final Judgment”).

According to the Commission’s complaint, on January 13, 2003, the Company filed a Form 10-K annual report with the Commission containing a purportedly unqualified independent auditor’s report from Deloitte & Touche. The audit report represented that the Company’s consolidated financial statements were presented fairly and in conformity with generally accepted accounting principles. At the time of the filing, however, Deloitte & Touche had not provided the Company with a signed audit report and, according to the Commission’s complaint, the Company’s financial statements contained material classification errors.

The Final Judgment permanently enjoin the Company from violating Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12b-20 and 13a-1 thereunder, which governs the accuracy of the issuer books and records and financial disclosures. The Final Judgment also permanently enjoin the CEO and CFO from violating Section 13(b)(5) of the Exchange Act and Rule 13a-14 thereunder and from aiding and abetting violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-1 thereunder. The Final Judgment further ordered the CEO to pay $25,000 in civil penalties. A penalty was not imposed against the CFO based on the sworn financial statements and other financial information she provided to the Commission.

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

18. SUBSEQUENT EVENT

The Company has been informed that on December 22, 2003, Calixto Chaves (“Mr. Chaves”), Monica Chaves (“Ms. Chaves’), JP Chaves, Comercial Angui and certain other shareholders (the “Selling Shareholders”), have sold (the “Stock Sale”) all 9,933,154 shares of the common stock held by the Selling Shareholders (the “Shares”), representing approximately 77.2% of the Company’s issued and outstanding shares of common stock, to Avicola Campesinos, Inc., a Nevada corporation (“Avicola”), for a cash purchase price of approximately U.S.$12.5 million.

Based upon information contained in an executed Schedule 13D provided by Avicola to the Company (the “Schedule 13D”), it appears that Avicola is wholly owned by Tenedora G.S., S.A., a Costa Rican corporation (“Tenedora”).

Also as indicated in the Schedule 13D, Mavipel, S.A., a Costa Rican corporation (“Mavipel”), Inversiones Harenaz L III, S.A. (“Harenaz”), a Costa Rican corporation, CYS Asesores de Mercadeo y Finanzas, S.A, a Costa Rican corporation (“CYS”), Sarita Trading, S.A., a Panamanian corporation (“Sarita”), Corporacion Adral, S.A., Costa Rican corporation (“Adral”), Centro, S.A., a Costa Rican corporation (“Centro”), Hoy por Hoy, S.A., a Costa Rican corporation (“Hoy”), Asociacion Solidarista de Empleados Grupo Sama y Afines, a Costa Rican labor entity (“ASEGSA”) and Quirinal, S.A. (“Quirinal”) are the holders of approximately 35.3%, 14.2%, 13%, 13.4%, 8.1%, 9.2%, 2.3%, 1.7%, and 2.8%, respectively of the outstanding common stock of Tenedora. Together, Mavipel, Harenaz, CYS, Sarita, Adral, Centro, Hoy, ASEGSA and Quirinal may be deemed to control Tenedora.

The Company has been informed, pursuant to the Schedule 13D, that Victor Oconitrillo is the holder of 100% of the outstanding common stock of Mavipel. Henry Zamora is the holder of 100% of the outstanding common stock of Harenaz. Rolando Cervantes is the holder of 100% of the outstanding common stock of CYS. Jorge Torres is the holder of 100% of the outstanding common stock of Sarita. Mariangel Solera is the holder of 100% of the outstanding common stock of Adral. Robert Aspinall is the holder of 100% of the outstanding common stock of Centro. Oscar Hernandez is the holder of 100% of the outstanding common stock of Hoy. Alfonso Gutierrez is the holder of 100% of the outstanding common stock of Quirinal.

The Stock Sale was conditioned upon the approval of the board of directors of the Company, which was granted after the board considered a number of factors, including the following:

•	Approximately $6.9 million of the proceeds of the Stock Sale were used to satisfy Mr. Chaves’ existing indebtedness to the Company and approximately $1.95 million of the proceeds were used to settle certain litigation.

•	Mr. Chaves and Mr. Jorge Quesada have, at various times, personally guaranteed the Company’s repayment of various debts. As of the closing of the Stock Sale, Mr. Chaves and Mr. Quesada had outstanding personal guarantees with respect to approximately $27.9 million and $9.2 million of the Company’s indebtedness. The guarantees extended by Mr. Chaves and Mr. Quesada will remain in place notwithstanding the Stock Sale. In addition, Mr. Chaves has entered into an agreement with the Company whereby he has agreed to indemnify the Company from and against any losses or damages caused by his failure within the next year to provide, if requested, his personal guarantee with respect to any loan which he has previously guaranteed and the Company is seeking to defer repayment of.

•	Mr. Chaves has agreed to indemnify the Company from and against certain damages or losses that could directly or indirectly result from or in connection with the Stock Sale.

Mr. Chaves, Mr. Quesada, Ms. Chaves continue to serve on the board of directors of the Company. However, as the holder of a majority of the Common Stock, Avicola will generally have the power to elect directors to serve on the Company’s board of directors. Although Avicola has not directly or indirectly taken any actions to initiate any changes with regards to the Company’s board of directors, Avicola has indicated to the Company in the Schedule 13D that it does anticipate seeking to influence the nomination and election of directors in the future.

The Purchasers conditioned the closing of the Stock Sale on the Company’s electing seven affiliates of Avicola to serve on the eight person board of directors of each of the Company’s subsidiaries and elected affiliates of Avicola to serve as the president, vice president, secretary, treasurer and controller of each subsidiary.

As reported in the 13D, in order to fund the purchase of the Shares, on December 15, 2003 (the “Effective Date”), Avicola entered into a financing agreement (the “Financing Agreement”) with Servicios Bursatiles Internacionales Sociedad Anonima (“SBI”), a Panamanian corporation pursuant to which SBI extended a loan to Avicola in the amount of approximately $12.5 million (the “Purchase Loan”). The entire Purchase Loan was used by Avicola to purchase the Shares.

Under the terms of the Financing Agreement, interest on the Purchase Loan will be payable annually, with the first payment due one year from the Effective Date, at the rate of prime plus four. The outstanding principal amount of the Purchase Loan plus any accrued but unpaid interest will be payable on December 15, 2008. As security for the Purchase Loan, Avicola has pledged the Shares to SBI pursuant to the terms of a stock pledge agreement. In addition, Tenedora has extended a guarantee with respect to the Purchase Loan.

Potential Change in Control

As indicated above, as security for the Purchase Loan, Avicola has pledged the 9,933,154 shares of Common Stock purchased in the Stock Sale to SBI pursuant to the terms of the Stock Pledge Agreement. Pursuant to the Stock Pledge Agreement, Avicola has agreed that it shall not sell, assign or otherwise transfer any of the 9,933,154 shares of Common Stock to any person except to SBI.

The Stock Pledge Agreement contains certain ordinary default provisions. In addition, in the event that, among other things, (i) Avicola or the Company defaults in any payment of principal or interest on any indebtedness, except the Purchase Loan, in excess of $250,000 beyond the grace period, if any or (ii) Avicola or the Company defaults in the observance or performance of any other agreement or condition relating to any indebtedness, except the Purchase Loan, or any other event shall occur, the effect of which default or other event is to cause or permit the holders of such indebtedness to cause such indebtedness to become due prior to its stated maturity, SBI can, among other things, take ownership of or sell any or all of the 9,933,154 shares.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

Description	Beginning Balance Accrual	Additions Charged to Income	Cash Reductions	Non-cash Reductions (Additions)	Reversal	Ending Balance Accrual
Provision for doubtful receivables
2003	$546,671	308,765	—	363,375	—	$492,061
2002	656,543	449,598	—	559,470	—	546,671
2001	797,611	122,150	—	263,218	—	656,543
Provision for inventory obsolescence
2003	$—	68,592	—	—	—	$68,592
2002	86,819	139,340	—	226,159	—	—
2001	74,682	17,428	—	5,291	—	86,819
Deferred tax valuation allowance
2003	$2,921,271	—	—	192,262	—	$2,729,009
2002	3,622,772	149,528	—	851,029	—	2,921,271
2001	3,461,326	774,943	450,661	162,836	—	3,622,772

EXHIBIT INDEX

Exhibit No.	Exhibit Description

14.1	Code of Ethics

21	Subsidiaries of registrant

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002