Form 10-Q
period 2003-12-31
RICA FOODS INC
filed 2004-02-23
CIK 789881

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of February [    ], 2004, the number of shares issued and outstanding of the Company’s common stock, par value $0.001 per share was 12,864,321.

ITEM 1.	FINANCIAL STATEMENTS

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2003	September 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,349,771	$3,343,255
Short-term investments	—	2,469,301
Notes and accounts receivable	14,517,699	17,760,056
Due from related parties	—	1,415,821
Inventories	14,693,283	14,132,819
Deferred income taxes	290,600	255,064
Prepaid expenses	503,280	742,984

Total current assets	40,354,633	40,119,300

Property, plant and equipment	36,712,242	36,782,594
Long-term receivables-trade	310,212	627,831
Long-term investments	3,596,345	3,784,470
Other assets	7,445,565	7,782,744
Goodwill	1,518,214	1,555,828

Total assets	$89,937,211	$90,652,767

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,546,825	$17,195,317
Accrued expenses	2,817,950	3,320,497
Notes payable	34,605,354	36,547,238
Current portion of long-term debt	5,339,279	3,978,580
Due to stockholders	7,913	51,872

Total current liabilities	54,317,321	61,093,504

Long-term debt, net of current portion	7,545,401	6,727,905
Deferred income tax liability	2,097,402	2,101,856

Total liabilities	63,960,124	69,923,265

Minority interest	1,336,445	1,336,445
Stockholders’ equity:
Common stock	12,865	12,865
Preferred stock	2,216,072	2,216,072
Additional paid-in capital	25,800,940	25,800,940
Accumulated other comprehensive loss	(15,992,890)	(15,586,903)
Retained earnings	12,887,049	12,723,806

	24,924,036	25,166,780
Less:
Due from stockholders	—	(5,490,329)
Treasury stock, at cost	(283,394)	(283,394)

Total stockholders’ equity	24,640,642	19,393,057

Total liabilities and stockholders’ equity	$89,937,211	$90,652,767

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,
	2003	2002
Sales	$33,347,710	$35,158,870
Cost of sales	23,488,163	23,698,847

Gross profit	9,859,547	11,460,023
Operating expenses:
Selling	4,653,820	5,057,332
General and administrative	3,337,211	3,350,398

Total operating expenses	7,991,031	8,407,730
Income from operations	1,868,516	3,052,293
Other expenses (income):
Interest expense	1,204,601	1,153,303
Interest income	(441,648)	(421,522)
Foreign exchange loss, net	848,880	814,318
Miscellaneous, net	(46,968)	(107,894)

Other expenses, net	1,564,865	1,438,205
Income before income taxes and minority interest	303,651	1,614,088
Provision for income tax expense	97,273	504,161

Income before minority interest	206,378	1,109,927
Minority interest	15,290	18,138

Net income	191,088	1,091,789
Preferred stock dividends	27,843	36,252

Net income applicable to common stockholders	$163,245	$1,055,537

Basic earnings per share	$0.01	$0.08

Diluted earnings per share	$0.01	$0.08

Basic weighted average number of common shares outstanding	12,811,469	12,811,469

Diluted weighted average number of common shares outstanding	12,811,469	12,811,469

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended December 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$191,088	$1,091,789
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,036,193	1,193,273
Production poultry	924,747	866,705
Allowance for inventory obsolescence	40,831	9,769
Derivative unrealized loss (gain)	187,887	(161,638)
Loss (gain) on sale of productive assets	34,335	(7,918)
Deferred income tax	(46,154)	84,114
Provision for doubtful receivables	71,923	27,649
Amortization of deferred debt costs	29,687	50,194
Minority interest	15,290	18,138
Changes in operating assets and liabilities:
Notes and accounts receivable	3,186,477	(2,394,725)
Inventories	(1,525,548)	487,217
Prepaid expenses	239,704	16,113
Accounts payable	(5,648,491)	2,119,374
Accrued expenses	(502,547)	(643,053)
Long-term receivables-trade	306,141	157,410

Net cash provided (used) by operating activities	(1,458,437)	2,914,411

Cash flows from investing activities:
Short-term investments	2,469,301	(1,177)
Long-term investments	98,928	(18,675)
Additions to property, plant and equipment	(1,614,900)	(682,453)
Proceeds from sales of productive assets	58,004	31,021
Change in other assets	16,065	(1,139,559)

Net cash provided (used) in investing activities	1,027,398	(1,810,843)

Cash flows from financing activities:
Preferred stock cash dividends	(43,133)	(54,390)
Short-term financing:
New loans	11,950,879	6,107,133
Payments	(14,200,760)	(3,478,828)

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended December 31, 2003 and 2002

(Unaudited)

(Continued)

	2003	2002
Long-term financing:
New loans	2,560,416	—
Payments	(236,393)	(1,193,082)
Due from stockholders and related party	6,862,191	67,274

Net cash provided by financing activities	6,893,200	1,448,107

Effect of exchange rate changes on cash and cash equivalents	544,355	361,039
Increase in cash and cash equivalents	7,006,516	2,912,714
Cash and cash equivalents at beginning of period	3,343,255	2,728,293

Cash and cash equivalents at end of period	$10,349,771	$5,641,007

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$1,201,147	$796,254

Income taxes	$—	$341,755

Supplemental Schedule of non-cash activities:
Benefits to Chief Executive Officer	$70,673	$67,274

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its subsidiaries: Corporacion Pipasa, S.A. and Subsidiaries (“Pipasa”) and Corporacion As de Oros, S.A. and Subsidiaries (“As de Oros”) (collectively the “Company”) that appear in this Quarterly Report on Form 10-Q. Rica Foods, Inc. owns 100% of the outstanding common stock of Pipasa and As de Oros. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2003, which are included in the Company’s Annual Report on Form 10-K. Management has included in the Company’s financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments, consisting only of normal and recurring items, necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2004. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management’s authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

NOTE 2 – RECLASSIFICATIONS

Certain reclassifications in the statement of cash flows have been made to the prior period to conform to current presentation.

NOTE 3 – INVENTORIES AND PRODUCTION POULTRY

Inventories consist of the following:

	December 31, 2003	September 30, 2003
	(Unaudited)
Finished products	$2,641,145	$4,022,884
In-process	3,074,904	2,257,042
Live poultry - net	2,264,515	3,101,915
Materials and supplies-net	1,800,534	1,653,093
Raw materials	2,794,332	2,732,675
Other	27,569	—
In-transit	2,090,284	365,210

	$14,693,283	$14,132,819

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

In-transit inventory includes imported raw material that is being transported.

NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the financial position, results of operations or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts No. 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, Consolidation of Variable Interest Entities, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The Company does not anticipate that the adoption of this pronouncement will have a material impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement has no material impact to the Company’s financial statements.

NOTE 5 – SEGMENT INFORMATION

The following describes the performance by segment (in millions of U.S. dollars):

	Three months ended December 31,
Segments	2003	2002
	(unaudited)	(unaudited)
Sales, net:
Broiler	$14.80	$16.07
Animal feed	7.74	8.26
By-products	3.73	4.72
Exports	2.09	1.74
Quick service	2.21	2.21
Other	2.78	2.16

Total net sales	33.35	35.16
Income (loss) per segment:
Broiler	2.41	3.95
Animal feed	0.97	0.87
By-products	0.73	0.80
Exports	0.42	0.27
Quick service	0.31	0.18
Other	0.35	0.33
Corporate	(3.33)	(3.35)

Income from operations	$1.86	$3.05
Other expenses (income)	1.56	1.44

Income before income taxes and minority interest	$0.30	$1.61

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (unaudited):

	Three months ended December 31,
	2003	2002
Net income	$191,088	$1,091,789
Net change in derivative unrealized gain (loss)	13,350	(19,400)
Derivative gain (loss) to be recognized in cost of production during the next three months	—	(124,671)
Deferred (gain) loss recognized in cost of production during the period	174,537	(17,567)
Foreign currency translation adjustment	(593,873)	(788,845)

Total comprehensive income (loss)	$(214,898)	$141,306

The Company uses futures to purchase corn and soy-bean meal, the primary ingredients in the chicken feed, as a strategy to hedge against price increases in corn and soy-bean meal. The Company’s hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company is not involved in speculative trading and generally does not hedge anticipated transactions beyond 6 months.

The contracts that effectively meet risk reduction criteria are recorded using cash flow hedge accounting. As of September 30, 2003 and 2002, the Company’s outstanding derivatives amounted to $37,275 and $115,028, respectively. As of December 31, 2003 and 2002, the Company’s outstanding derivatives amounted to $23,925 and $132,532, respectively. The Company recognized an ineffective gain of $18,316 for the three months ended December 31, 2003. No ineffectiveness was recognized for the three months ended December, 31, 2002.

NOTE 7 – LEGAL PROCEEDINGS

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

Because Aero has not agreed to participate in the settlement, as a condition of the Settlement Agreement, Pipasa agreed to enter into an indemnification agreement with Polaris pursuant to which Pipasa has agreed to indemnify Polaris in the event that Aero initiates any claims against Polaris (the “Indemnification Obligation”). The parties have filed the definitive settlement documents with the courts of Costa Rica, however, the definitive settlement documents have yet to be filed with the state of Florida. However, the receiver of Aero has filed an appeal with the Costa Rican court seeking Aero’s direct participation in the settlement. The Aero receiver’s appeal was denied by the court on February 5, 2004. However, pursuant to Costa Rican law, the Aero receiver has three days after served with notice of the court’s denial of its appeal to file comments to such denial. As of the date of this report, the Aero receiver has yet to be served with notice of the appeal denial.

From October 2003 to November 2003, Citibank (Costa Rica), S.A. (“Citibank”) filed a number of lawsuits against the Company in various local Costa Rican courts seeking repayment of approximately $6.2 million of outstanding indebtedness extended by Citibank to the Company pursuant to 18 letters of credit (the “Citibank Indebtedness”). The Company had filed preliminary defenses and appeals to the lawsuits alleging a variety of procedural and substantive defenses. No rulings had been made with respect to any of Citibank’s claims or the Company’s appeals and the Costa Rican courts had yet to schedule any hearings with regards to the dispute between Citibank and the Company.

In October 2003 and January 2004, the Company made payments to Citibank of approximately $900,000 and $5.3 million, respectively and accordingly, as of January 15, 2004, the Company has repaid all but approximately $400,000 of the Citibank Indebtedness (the “Citibank Repayment”). On January 15, 2004, the Company entered into a settlement agreement with Citibank pursuant to which Citibank has agreed dismiss any and all litigation instituted against the Company in exchange for the Citibank Repayment. The Company and Citibank has agreed that the Company will continue to make payments on the $400,000 of long-term indebtedness still outstanding. The parties have filed definitive settlement documents with the courts of Costa Rica and the legal actions have been voluntarily dismissed.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

To repay Citibank, the Company used funds it received upon the repayment in full of loans owed to the Company by Calixto Chaves, the Company’s Chief Executive Officer. The Company was not required to pay a prepayment penalty to Citibank.

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

NOTE 8 – DUE TO STOCKHOLDERS

Since the Company’s inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed (the ‘Guarantee Services”) the repayment of the various notes, loans and credit facilities of the Company and its various operating subsidiaries. As of December 31, 2003, Mr. Chaves and Mr. Quesada provided Guarantee Services with respect to bank lines with a maximum principal balance of $25.2 million and $10.8 million, respectively. Mr. Quesada has not had in the past, nor does he currently have an obligation to provide Guarantee Services to the Company in the future.

From January 2002 until December 2003, the Company agreed to compensate Mr. Chaves for the guarantee services described above in an amount equal to 1% per annum of the aggregate loan amount subject to his personal guarantee (the “Financial Service Fee”). In satisfaction of the Financial Service Fee, the Company would, as of the end of each fiscal quarter, make a quarterly payment to Mr. Chaves in an amount equal to .25% of the daily average aggregate loan balance subject to the personal guarantees (the “Quarterly Payment”). If, as of the end of a fiscal quarter, Mr. Chaves was indebted to the Company, Mr. Chaves had the option to either, (i) direct the Company to use the quarterly payment to off-set the amount he owed the Company or (ii) receive the Quarterly Payment in cash. Mr. Quesada does not receive, nor has he ever received, any compensation for providing the guarantee services described above.

For the three months ended December 31, 2003 and 2002, the Company has incurred a Financial Service Fee to Mr. Chaves in the amount of $70,673 and $67,274, respectively, which amount was used to offset indebtedness owed by Mr. Chaves to the Company.

On December 22, 2003, Mr. Chaves sold all of his shares of the Company’s common stock to Avicola Campesinos, Inc. In connection with such sale, Mr. Chaves entered into an agreement with the Company whereby he has agreed to indemnify the Company from and against any losses or damages caused by his failure within the next year to provide, if requested, his personal guarantee with respect to any loan which he has previously guaranteed and the Company is seeking to defer repayment of. There can be no assurances that Mr. Chaves’ future guarantees will be sought by the Company’s lenders and, if sought, will be procured. Effective December 31, 2003, the Company, with Mr. Chaves agreement, decided to discontinue its practice of compensating Mr. Chaves for the Guarantee Services.

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

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and with the Company’s unaudited consolidated interim financial statements as of December 31, 2003 and for the three month period ended December 31, 2003 and 2002 contained herein.

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

During the three months ended December 31, 2003, the Company did not incur any significant costs related to environmental compliance.

Results of operations for the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

For the three months ended December 31, 2003, the Company generated net income applicable to common stockholders of $163,245 ($0.01 basic earnings per share), compared to a net income applicable to common stockholders of $1,055,537 ($0.08 basic earnings per share) for the three months ended December 31, 2002.

For the three months ended December 31, 2003, net sales and cost of sales decreased by 5.15% and 0.89%, respectively. The decrease in sales and the decrease in cost of sales is primarily attributable to decreases in sales in the broiler, animal feed and by-products segment, which was partially offset by an increase in sales in the export segment. However, cost of sales was a greater percentage of sales for the quarter ended December 31, 2003 (70%)

as compared to the quarter ended December 31, 2002 (67%) primarily due to increases in the costs of imported raw material, such as corn and soybean meal.

The Company uses segment profit margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the net sales associated with the subject segment.

Broiler sales decreased by 7.9% for the fiscal quarter ended December 31, 2003 when compared with the fiscal quarter ended December 31, 2002, primarily due to a decrease in volume of 5.0%. The Company believes that the decrease in volume is mainly due to an increase in domestic competition. The profit margin for this segment decreased from 24.6% to 16.3%, primarily due to an increase in the cost of imported raw material.

Animal feed sales decreased by 6.3% for the fiscal quarter ended December 31, 2003 when compared with the fiscal quarter ended December 31, 2002, mainly due to a decrease in volume of 9.0%. The Company believes the decrease in volume is mainly attributable to a decrease in the sales of pig feed. The decrease has been partially offset by an increase in the sales of pet food brands, mainly due to the addition of new distribution channels. The profit margin for animal feed increased from 10.5% to 12.5%, primarily as a result of variations in the sales mix to more profitable products, which has been partially offset by an increase in the costs of imported raw material.

By-products sales decreased by 21.0% for the fiscal quarter ended December 31, 2003 when compared with the fiscal quarter ended December 31, 2002, mainly due to a decrease in volume of 26.1%. The Company believes the decrease in volume is primarily attributable to an increase in domestic competition and the loss by the Company of some of its by-products customers. The profit margin for by-products increased from 17.0% to 19.6%, mainly due to an increase in sales prices, partially offset by the increase in costs of imported raw material.

Export sales increased by 20.0% for the fiscal quarter ended December 31, 2003 when compared with the fiscal quarter ended December 31, 2002, mainly due to an increase in the number of fertile egg and pet food customers in Central America. In addition, in November 2003, the government of Honduras lifted its restriction on the import of poultry-related products which had been in place since March 2002 and the Company has once again initiated exporting poultry-related products to Honduras. Profit margin increased from 15.5% to 20.1%, mainly due to a variation in the product mix to more profitable products.

Quick service sales did not vary significantly for the fiscal quarter ended December 31, 2003 when compared with the fiscal quarter ended December 31, 2002. This segment’s profit margin increased from 8.1% to 14.0%, mainly as a result of an increase in the sales price for quick-service products.

Sales for the other products segment increased by 28.7% for the fiscal quarter ended December 31, 2003 when compared with the fiscal quarter ended December 31, 2002, mainly due to an increase in the sale of commercial eggs. This segment’s profit margin decreased 15.3% to 12.6%, mainly due to an increase in the costs of raw material.

Operating expenses decreased by 5.0% for the three months ended December 31, 2003 when compared to the three months ended December 31, 2002.

For the three months ended December 31, 2003, selling expenses decreased by $403,512, or 7.98% when compared to the three months ended December 31, 2002. This decrease in selling expenses is mainly due to a reduction in the Company’s vehicle leasing expenditures as a result of the Company’s purchase of distribution trucks and a decrease in expenditures related to the renting of frozen storage containers as a result of a decrease in the Company’s broiler inventory levels. For the three months ended December 31, 2003, general and administrative expenses did not vary significantly, decreasing by $13,187 or 0.4%, when compared to the three months ended December 31, 2002. Operating expenses represented 23.96% and 23.91% of net sales for the three months ended December 31, 2003 and 2002, respectively.

Other expenses increased by 8.8% for the three months ended December 31, 2003, when compared to the three months ended December 31, 2002, primarily as a result of an increase in interest expense and foreign exchange loss mainly attributable to an increase in the Company’s average indebtedness.

The Company’s provision for income tax expense was $97,273 for the three months ended December 31, 2003, compared to $504,161 for the three months ended December 31, 2002. The decrease is mainly due to a decrease in taxable income. Effective rates for fiscal years 2003 and 2002 were 31.2% and 32.0%, respectively.

Financial condition

As of December 31, 2003, the Company had approximately $10.3 million in cash and cash equivalents. The working capital deficit was approximately $13.9 million and approximately $21.0 million as of December 31, 2003 and September 30, 2003, respectively. The current ratios were 0.74 and 0.66 as of December 31, 2003 and September 30, 2003, respectively.

Cash used by operating activities for the three months ended December 31, 2003 amounted to approximately $1.5 million compared to cash provided by operating activities of approximately $2.9 million for the three months ended December 31, 2002. This increase in cash used by operating activities is primarily the result of a reduction in net income ($900,700), the reversal of the rate of account payable growth to account payable reduction ($7.8 million), and an increase in the rate of cash used for inventories ($ 2.0 million). The reduction in accounts payable was primarily the result of targeted efforts by management of the Company to reduce the Company’s short-term liabilities as a result of the Company’s improved working capital position. The increase in cash used by operating activities was partially offset by a decrease in the rate of satisfying notes and account receivable ($5.6 million), an increase in accrued expenses ($140,500) and an increase in prepaid expenses ($223,600).

Cash provided by investing activities was approximately $1.0 million for the three months ended December 31, 2003, compared to approximately $1.8 million of cash utilized for the three months ended December 31, 2002. The Company’s lower utilization of cash for investing activities was primarily due to a decrease in the cash utilized for short-tem investments ($2.5 million), a decrease in the cash utilized for long-term investments ($117,603) and a decrease in the rate of other assets acquired ($1.2 million). The decrease in the utilization of cash was tempered by increased rates of spending for property, plant and equipment ($932,447), primarily relating to the Company’s purchase of production equipment and a delivery vehicle fleet.

In the fiscal year ended September 30, 2003, the Company invested approximately $1.4 million in connection with the potential acquisition from Port Ventures, S.A. (“Port Ventures”), of 51% of the issued and outstanding shares of capital stock of Logistica de Granos, S.A (“Logistica”), a 19% shareholder of Sociedad Portuaria de Caldera, S.A. and Sociedad Portuaria Granelera de Caldera, S.A. (collectively, the “Port Companies”), two port companies that are seeking to acquire concessions (the “Concessions”) being granted by the Government of Costa Rica to refurbish and operate Puerto Caldera, a major seaport located on the Pacific coast of Costa Rica and considered by the Company as strategic to its raw material purchases. If and when the acquisition is consummated, the Company anticipates making an additional investment of approximately $1.1 million.

The Company believes it will need at a minimum funds of approximately $3.5 million for investment activities during the remainder of fiscal year 2004, which figure includes the Company’s remaining projected investment of $1.1 million in Logistica.

Cash provided by financing activities amounted to approximately $6.9 million for the three months ended December 31, 2003, compared to cash provided by financing activities of approximately $1.5 million for the three months ended December 31, 2002. The cash provided by financing activities was primarily generated by short-term financings ($11.9 million) and the repayment by Calixto Chaves, the Chief Executive Officer, of his aggregate outstanding indebtedness to the Company ($6.6 million). These funds were principally used to refinance other short-term financings ($14.2 million) and to fund the Company’s operations.

Debt Utilization

The Company’s obligations under short-term and long-term debt and operating leases as of December 31, 2003 are as follows:

	Payments due by Period
	Total	Less than 1 Year	1-3 years	4-5 years
Short-term debt	$34,605,354	$34,605,354	—	—
Long-term debt	12,884,680	5,339,279	5,838,898	1,706,503
Leases	510,010	375,441	134,569	—

Total	$48,000,044	$40,320,074	$5,973,467	$1,706,503

The Company projects that it will need to satisfy at least $40.3 million of short-term debt, long-term debt and capital lease payments within the next twelve months ended December 31, 2004. The Company also projects that it will seek to acquire the use of an additional $3.5 million of property, plant and equipment and other assets during the remainder of fiscal 2004. The use of such assets may be secured by purchase or lease.

Debt Restructure

In September 2003, the Company entered into a trust agreement (the “Trust Agreement”) pursuant to which it restructured its debt obligations with respect to $36.3 million in principal amount of indebtedness. Ten of the Company’s lenders were signatories to the Trust Agreement (the “Participating Lenders”) and, as of September 2003, the Company owed an aggregate of $36.3 million to the Participating Lenders. The Company contributed or pledged substantially all of the assets of the Company’s wholly-owned subsidiaries (the “Subsidiaries”) to a trust (the “Trust”), which, as of December 31, 2003 secured the Subsidiaries’ obligations with respect to an aggregate of $34.8 million of indebtedness owed to the Participating Lenders.

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

The Company believes the Trust Assets will have an appraised value sufficient to collateralize the indebtedness of the Participating Lenders in accordance with the terms of the Trust Agreement. As of the date of this report, all the appraisals have already been completed. Based on information provided to the Company by the independent appraiser, the appraised value of the assets which have been appraised equals approximately $81 million, which valued at 70%, according to the Trust, equals approximately $57.3 million. Accordingly, the Company believes that the final appraised value of the Trust Assets may be sufficient to collateralize additional loans in accordance with the terms of the Trust Agreement.

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

Certain of the Company’s other existing creditor banks (the “Non-Participating Lenders”) are not signatories to the Trust Agreement. As of December 31, 2003, the Company has borrowed from the Non-Participating Lenders an aggregate of approximately $12.4 million. Three of the Non-Participating Lenders with an aggregate indebtedness amounting to $3.2 million are collateralized with property with an estimated fair market value of $4.9 million.

Short-term debt

As of December 31, 2003 and September 30, 2003, the Company had issued short-term promissory notes with respect to an aggregate of approximately $34.6 million and $36.5 million, respectively, to 10 lenders. These notes payable consist of the following:

	December 31, 2003	September 30, 2003
Loans payable in U.S. Dollars	$34,223,379	$36,436,852
Loans payable in Colones	401,535	140,652
Less deferred debt issuance costs	(19,560)	(30,266)

	$34,605,354	$36,547,238

The Company’s notes payable primarily originate from lines of credit and bank commitments and are mainly utilized to support operations of the Company. As of December 31, 2003 and September 30, 2003, $26.3 million and $30.2 million of the notes payable were secured by the Trust. Notes payable are generally due from January 2004 through December 2004 and bear annual interest rates ranging from 5.5% to 9.50% in U.S. dollars and from 16.73% to 24.0% in colones.

Of the $34.6 million of short-term debt outstanding as of December 31, 31, 2003, approximately $15.6 million of such short-term debt is payable to Banco Internacional de Costa Rica (“BICSA”), a Panamanian financial institution pursuant to twelve letters of credit. The interest rate at which the funds borrowed from BICSA pursuant to the letters of credit bear interest ranges from 5.5% to 9.5% in U.S. dollars. The letters of credit mature between March 2004 and June 2004. As of December 31, 2003 the aggregate amount if indebtedness owed to BICSA was secured by the Trust.

Of the $34.6 million of short-term debt outstanding as of December 31, 2003, approximately $3.9 million of such debt is payable to Transamerica Bank (“Transamerica”) pursuant to 5 letters of credit and/or promissory notes. The interest rate at which the funds borrowed from Transamerica pursuant to the letters of credit and/or promissory notes bear interest ranges from 7.75% to 8.25% in U.S. dollars. The letters of credit and/or promissory notes mature in March 2004.

As of December 31, 2003, the Company had also borrowed approximately $2.6 million of long-term debt from Transamerica pursuant to five letters of credit maturing between February 2004 and October 2008. As of December 30, 2003 the aggregate $6.5 million of indebtedness owed to Transamerica was secured by the Trust.

Of the $34.6 million of short-term debt outstanding as of December 31, 2003, approximately $4.6 million of such debt was payable to Citibank pursuant to 13 letters of credit and/or promissory notes. The interest rates at which the funds borrowed from Citibank pursuant to the letters of credit and/or promissory notes, bear interest that range from 5.75% to 6.25% in U.S. Dollars. The letters of credit and/or promissory notes matured between June 2003 and December 2003. As indicated above, as of January 15, 2004, the Company repaid all but $400,000 of the Citibank Indebtedness, including the $4.6 million of short-term debt, accumulated current interest, accumulated penalty interest charges, legal fees and a bank overdraft of $312,000. The Company made the Citibank Repayment with funds it received upon the repayment in full of indebtedness owed to the Company by Calixto Chaves, the Company’s Chief Executive Officer. The Company was not required to pay a prepayment penalty to Citibank. See Note 7 “Legal Proceedings” for further discussion.

As of December 31, 2003, the Company had outstanding indebtedness to Citibank of approximately $400,000 of long-term debt pursuant to three letters of credit which bear interest rates that range from 1.81% to 2.02% in U.S. Dollars. The Company and Citibank agreed that the $400,000 of indebtedness would remain outstanding. The Company is currently in compliance with all terms of these loans. The letters of credit and/or promissory notes mature between June 2004 and November 2005. Citibank is not, nor ever was a signatory of the Trust, and the remaining amount of long-term indebtedness is unsecured.

Long-term debt

As of December 31, 2003 and September 30, 2003, the Company has incurred long-term debt in the aggregate amount of approximately $12.5 million to eleven lenders. Long-term debt consists of the following:

	December 31, 2003	September 30, 2003
Bank loans denominated in U.S. dollars	$12,701,439	$10,560,639
Bank loans denominated in Costa Rican colones	227,037	188,443
Less: Deferred debt issuance costs	(43,796)	(42,597)

	12,884,680	10,706,485
Less: Current portion	5,339,279	3,978,580

	$7,545,401	$6,727,905

Bank loans are due from January 2004 to October 2008 and bear annual interest rates in dollars from 2.57% and 10.50% in dollars and 24.0% in colones. The Company defers debt issuance costs and then amortizes such costs over the term of the debt.

Future payments on long-term debt as of December 31, 2003 are as follows:

Year	Amount
2004	$5,339,279
2005	3,167,067
2006	2,303,457
2007	1,443,080
2008	631,797

Total	$12,884,680

$8.5 million of the long-term indebtedness is secured by the Trust and approximately $2.5 million of the long-term indebtedness owed to Non-Participating Lenders is secured by other collateral provided by the Company with an estimated fair market value of $4.0 million.

Although the Company has entered into the Trust Agreement, the Amnesty Period is scheduled to expire on March 22, 2004 and the Company has not yet secured an alternative long-term financing source that would insulate it from the risks associated with the inability to satisfy its obligations as they come due or the loss of one of its relatively short-term financing sources. The Company is seeking to address its anticipated short-term funding requirements by various means including, but not limited to, entering into negotiations with the Participating Lenders to extend the maturity date on the short-term indebtedness owed to such Participating Lenders. As discussed above, the appraised value of the Trust Assets must, at all times, be equal to or greater than 143% of the aggregate amount of indebtedness secured by the Trust. The Trust Agreement provides that, subject to the Trustee’s approval, additional Participating Lenders may execute and become subject to the terms of the Trust Agreement and the Participating Lenders may secure additional debt that it extends to the Company provided the value of the Trust Assets continues to be equal to or greater than 143% of the aggregate amount of indebtedness secured by the Trust. Currently, the Trust Assets have an appraised value of approximately $81 million, based upon information provided to the Company by the independent appraiser. The Trustee, Participating Lenders and the Company, have not yet completed the process of reviewing the appraised value of the Trust Assets. In addition, the Company is seeking to secure long-term financing through the private or public issuance of debt instruments. Although the Company has entered into discussions with a number of potential capital sources, there can be no assurances that the Company will be successful in its efforts to secure long-term financing on terms acceptable to the Company. The Company’s ability to maintain sufficient liquidity to meet its short-term cash needs is highly dependent on achieving these initiatives. There is no assurance that these initiatives will be successful, and failure to successfully complete these initiatives could have a material adverse effect on the Company’s liquidity and operations, and could require the Company to consider alternative measures, including, but not limited to, the deferral of planned capital expenditures and the further reduction of discretionary spending.

As a general practice in Costa Rica, banks require high-ranking executives of the companies to serve as guarantors of loans. Accordingly, Mr. Calixto Chaves and/or Mr. Jorge Quesada personally guaranteed (the “Guarantee Services”) the repayment of certain lines of credit, and certain short and long-term bank lines. As of December 31, 2003, Mr. Chaves and Mr. Quesada had provided Guarantee Services with respect to bank lines with a maximum principal balance of $25.2 million and $10.8 million, respectively. Mr. Quesada has not had in the past, nor does he currently have an obligation to provide Guarantee Services to the Company in the future. On December 22, 2003, Mr. Chaves sold all of his shares of the Company’s common stock. In connection with such sale, Mr. Chaves entered into an agreement with the Company whereby he has agreed to indemnify the Company from and against any losses or damages caused by his failure within the next year to provide, if requested, his personal guarantee with respect to any loan which he has previously guaranteed and the Company is seeking to defer repayment of. There can be no assurances that Mr. Chaves’ future guarantees will be sought by the Company’s lenders and, if sought, will be procured.

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

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and As de Oros entered into a Stock Purchase Agreement pursuant to which As de Oros agreed to acquire from Port Ventures 2,040 shares of common stock (the “Shares”) of Logistica de Granos, S.A., representing 51% of the issued and outstanding shares of capital stock of Logistica, for a purchase price of US $2,580,000. During fiscal year 2003, As de Oros remitted approximately 55% of the Purchase Price to Port Ventures (the “Remitted Payment”) in exchange for bills of exchange, recorded as part of other assets on the Company’s balance sheet. The closing of the purchase and sale of the Shares is subject to: (i) the final grant by the Government of Costa Rica of the Concessions and (ii) the execution of definitive agreements between the Government of Costa Rica and each of the Port Companies regarding the construction and operation of Puerto Caldera. Port Ventures has agreed for As de Oros not need to make any further payments until the Concessions are finally ratified. The Company expects to close this transaction during the 2004 fiscal year, when the definitive approval of the Government of Costa Rica is expected to be obtained.

As with any business acquisition, there can be no assurance that the Company will close these acquisitions and there can be no assurance that these acquisition efforts will prove to be beneficial to the Company even if the Company’s Board of Directors, Audit Committee and management team believe the Company should pursue a development or acquisition opportunity and successfully negotiate the contracts critical to such venture. The Company will continue to evaluate financial performance and giving the necessary collaboration in order to obtain the necessary judging elements to arrive to a definite decision.

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

Contingent liabilities: We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” which requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Management’s judgment is based on a review of all cases brought against it in collaboration with the Company’s internal and external legal counsel to determine the amount of any claims and the likelihood that such claims will be successful. Accounting for contingencies such as environmental and legal matters requires us to use our judgment. The outcome of some of these cases and the monetary or other awards can be very difficult to estimate, so that an error in the estimate can have very significant, but unpredictable effects on the Company.

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

Foreign Exchange Risk

The subsidiaries of the Company operate in Costa Rica and are exposed to market risk from changes in U.S. currency exchange rates. Foreign exchange risk derives from the fact that the Company makes its payments in U.S. dollars for the majority of its imported raw materials and bank facilities, and its revenues are mostly denominated in colones. The Company does not currently maintain a trading portfolio and does not utilize derivative financial instruments to manage such risks. To mitigate its exposure to variations in devaluations, the Company periodically increases sales prices of some of its products during the year, varies the product mix to those with higher profit and seeks efficiencies in its costs. In addition, the company seeks to increase its exports sales. For the three months ended December 31, 2003, export sales represented a 6.3% of total consolidated sales and presented an increase of 20.0% when compared to the three months ended December 31, 2002.

The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica (“BCCR”). For more than 20 years, BCCR has utilized the crawling peg method whereby the colon is devalued daily on a systematic basis.

As of December 31, 2003, the Company had outstanding indebtedness of approximately $46.9 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the three months ended December 31, 2003 in the devaluation of the colon/dollar exchange rate would be approximately $114,742. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar- denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of December 31, 2003, the Company had outstanding a total of approximately $47.5 million in loans which bear variable interest rates, based primarily on LIBOR or Prime Rate. A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect for the three months ended December 31, 2003, would result in a potential increase in interest expense of approximately $120,500. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company purchases its corn through the Chicago Board of Trade (“CBOT”) and has been actively hedging its exposure to corn price fluctuations since 1991. The Company’s strategy is to hedge against price increases in corn and soybean meal, and it is not involved in speculative trading. Contract terms range from one month to six months. The Company buys directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company’s hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company bases its target prices on the worst-case price assumptions (i.e. high prices). The prices paid by the Company for corn and soybean meal were 13.45% and 31.14% above its budgeted prices, respectively, for the three months ended December 31, 2003. The Company purchases its soybean meal through a company in Costa Rica, INOLASA, in which the Company holds a 10% equity interest. In Costa Rica, there is an applicable 5% tax for soybean meal imports, which is not levied if such imports are purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from the CBOT. Thus far, the Company has never had to purchase soybean meal directly from the CBOT.

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. For the three months ended December 31, 2003, the Company recognized an ineffective gain of $18,316. The Company generally does not hedge anticipated transactions beyond 6 months.

The Company has a $500,000 credit line with Futures U.S.A., Inc. (“FIMAT”) and draws upon this credit line to cover its initial margin deposit. The interest rate paid on this line of credit averages an annual rate of less than 10% on drawn amounts.

For the three months ended December 31, 2003, a hypothetical 10% increase in the monthly price of corn and soybean meal would have resulted in an increase in cost of sales of approximately $324,000.

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

Please see “Note 7 – Legal Proceedings” of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report which text is incorporated herein by reference

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the “Annual Meeting”) was held at the Mayfair Hotel in Miami, Florida, on November 3, 2003, for the following purposes:

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

ITEM 5.	OTHER INFORMATION

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

The Agriculture Ministry in Costa Rica together with the private industry sector of Costa Rica monitors all chicken entering the country to prevent the spread of Newcastle Disease in Costa Rica. The market in Costa Rica is also assisted by tariff agreements at the present time. Chicken importers must pay duties as dictated by the World Trade Organization (“WTO”) (formerly, the General Agreement on Trade and Tariffs). These agreements were reached at the Uruguay Round of the GATT negotiations, which are scheduled to end in 2004. The agreements provide quotas and scaled tariffs, and permit only certain broiler chicken cuts to enter the Costa Rican market.

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

The United States is currently in negotiations with five Central American countries, including Costa Rica, Guatemala, Honduras, Nicaragua and El Salvador, to establish a Central American Free Trade Agreement (“CAFTA”), which among other things, addresses the reduction of restrictions on the export of broiler meat by the United States to these Central American countries. The Costa Rican poultry industry had been actively participating in the CAFTA negotiations with respect to the establishment of quotas for chicken imports to Costa Rica. On January 25, 2004, the Costa Rican government reached an agreement with the CAFTA participants. Pursuant to such agreement, for poultry products, such as chicken thighs and drumsticks, the United States will be permitted to export a maximum volume of 300 metric tons (the “Quota”) per year to the CAFTA participant countries. The Quota is the equivalent of approximately 0.4% of the total poultry production in Costa Rica based on projections for the 2004 calendar year. The Quota is scheduled to be increased by 10% each year. Pursuant to the Agreement, the CAFTA participants will be able to impose a gradually decreasing tariff (the “Tariff”) on the poultry exports from the United States. During the ten year period after the date the agreement is executed (the “Execution Date”), the Tariff cannot be reduced to less than 150% of the purchase price (including insurance and freight charges) (the “Purchase Price”). For the period commencing on the ten-year anniversary of the Execution Date and ending on the fourteenth anniversary of the Execution Date, the Tariff will decrease from 150% to 90% of the Purchase Price. Subsequently, for the period commencing on the fourteenth anniversary of the Execution Date and ending on the seventeenth anniversary of the Execution Date, the Tariff will decrease from 90% of the Purchase Price to 0%. Costa Rica is still in negotiations to obtain the right to negotiate a temporary increase of the Tariff in each of the years in which the Tarriff is reduced (i.e. the first year, the tenth year and the fourteenth year).

The Company expects the closing of the CAFTA to occur within the 2004 fiscal year. The Company believes that the closing of the CAFTA, will not have a negative impact in its short-term or medium-term results of operations or cash flows.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (2)

3.2	Amended and Restated Bylaws of the Company (1)

10.1	Trust Agreement, dated September 22, 2003, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Consultores Financieros Cofin S.A., as Trustee and various of the Company’s lenders (translated from Spanish), as amended (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by Reference to the Company’s 10-KSB40, as filed with the Commission on October 13, 1995.

(2)	Incorporated by Reference to the Company’s 10-K/A, as filed with the Commission on July 28, 2003.

(3)	Incorporated by Reference to the Company’s Form 8-K/A, as filed with the Commission on October 9, 2003.

The following is a list of Current Reports on Form 8-K filed during the first quarter of fiscal 2004:

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

The Company filed a Current Report on Form 8-K, dated December 23, 2003, under Item 1 relating to the Change in Control following the Stock Sale.

The Company filed a Current Report on Form 8-K dated January 13, 2004 under Item 5 relating to the announcement of its results of operations for the fiscal year ended September 30, 2003.

The Company filed a Current Report on Form 8-K dated January 15, 2004, under Item 5 relating to the repayment to Citibank (Costa Rica), S.A. (“Citibank”) of the entire amount of the Company’s outstanding indebtedness to Citibank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICA FOODS, INC.

Dated: February 23, 2004	By	/s/ CALIXTO CHAVES

Calixto Chaves
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 23, 2004	/s/ CALIXTO CHAVES

Calixto Chaves
Chief Executive Officer

Dated: February 23, 2004	/s/ GINA SEQUEIRA

Gina Sequeira
Chief Financial Officer