Form 10-Q
period 2004-03-31
RICA FOODS INC
filed 2004-05-24
CIK 789881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 24, 2004, the number of shares issued and outstanding of the Company’s common stock, par value $0.001 per share was 12,864,321.

Item 1. FINANCIAL STATEMENTS

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2004	September 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,349,955	$3,343,255
Short-term investments	49,620	2,469,301
Notes and accounts receivable	14,581,131	17,760,056
Due from related parties	—	1,415,821
Inventories	15,139,233	14,132,819
Deferred income taxes	438,996	255,064
Prepaid expenses	708,442	742,984

Total current assets	32,267,377	40,119,300

Property, plant and equipment	35,693,774	36,782,594
Long-term receivables-trade	243,380	627,831
Long-term investments	3,537,758	3,784,470
Other assets	7,234,975	7,782,744
Goodwill	1,484,590	1,555,828

Total assets	$80,461,854	$90,652,767

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,828,723	$17,195,317
Accrued expenses	3,402,485	3,320,497
Notes payable	36,004,924	36,547,238
Current portion of long-term debt	2,750,117	3,978,580
Due to stockholders	3,257	51,872

Total current liabilities	49,989,506	61,093,504

Long-term debt, net of current portion	5,115,452	6,727,905
Deferred income tax liability	2,119,332	2,101,856

Total liabilities	57,224,290	69,923,265

Minority interest	1,169,214	1,336,445
Stockholders’ equity:
Common stock	12,865	12,865
Preferred stock	2,216,072	2,216,072
Additional paid-in capital	25,800,940	25,800,940
Accumulated other comprehensive loss	(17,012,787)	(15,586,903)
Retained earnings	11,680,655	12,723,806

	22,697,745	25,166,780
Less:
Due from stockholders	—	(5,490,329)
Treasury stock, at cost	(629,395)	(283,394)

Total stockholders’ equity	22,068,350	19,393,057

Total liabilities and stockholders’ equity	$80,461,854	$90,652,767

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Sales	$33,267,913	$30,833,541	$66,615,623	$65,992,411
Cost of sales	24,854,797	21,966,799	48,342,960	45,665,646

Gross profit	8,413,116	8,866,742	18,272,663	20,326,765

Operating expenses:
Selling	4,679,993	4,743,348	9,333,813	9,800,680
General and administrative	3,135,901	3,361,996	6,473,112	6,712,394

Total operating expenses	7,815,894	8,105,344	15,806,925	16,513,074

Income from operations	597,222	761,398	2,465,738	3,813,691
Other expenses (income):
Interest expense	990,135	1,072,970	2,194,736	2,226,273
Interest income	(112,401)	(377,819)	(554,049)	(799,341)
Foreign exchange loss, net	659,606	719,474	1,508,486	1,533,792
Provision for contingencies	416,380	—	416,380	—
Miscellaneous, net	(16,682)	(24,008)	(63,650)	(131,902)

Other expenses, net	1,937,038	1,390,617	3,501,903	2,828,822
Income (loss) before income taxes and minority interest	(1,339,816)	(629,219)	(1,036,165)	984,869
Provision (benefit) for income tax	(169,647)	63,798	(72,374)	567,959

Income (loss) before minority interest	(1,170,169)	(693,017)	(963,791)	416,910
Minority interest	13,092	17,708	28,382	35,846

Net income (loss)	(1,183,261)	(710,725)	(992,173)	381,064
Preferred stock dividends	23,133	31,115	50,976	67,367

Net income (loss) applicable to common stockholders	$(1,206,394)	$(741,840)	$(1,043,149)	$313,697

Basic earnings (loss) per share	$(0.09)	$(0.06)	$(0.08)	$0.03

Diluted earnings (loss) per share	$(0.09)	$(0.06)	$(0.08)	$0.03

Basic weighted average number of common shares outstanding	12,811,469	12,811,469	12,811,469	12,811,469

Diluted weighted average number of common shares outstanding	12,811,469	12,811,469	12,811,469	12,811,469

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$(992,173)	$381,064
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	2,154,029	2,330,497
Production poultry	1,845,524	1,729,348
Allowance for inventory obsolescence	161,473	73,861
Derivative unrealized loss (gain)	(265,638)	78,208
Gain on sale of productive assets	(27,642)	(22,464)
Deferred income tax	(181,223)	90,761
Provision for doubtful receivables	142,137	138,945
Amortization of deferred debt costs	36,745	116,694
Minority interest	28,382	35,846
Changes in operating assets and liabilities:
Notes and accounts receivable	3,061,067	(165,536)
Inventories	(3,009,714)	(3,007,446)
Prepaid expenses	34,542	(298,129)
Accounts payable	(9,366,594)	4,339,521
Accrued expenses	81,988	(756,516)
Long-term receivables-trade	364,039	149,113

Net cash provided (used) by operating activities	(5,933,058)	5,213,767

Cash flows from investing activities:
Short-term investments	2,419,681	24,244
Long-term investments	76,212	(49,449)
Additions to property, plant and equipment	(2,270,402)	(2,028,246)
Proceeds from sales of productive assets	213,878	886,076
Change in other assets	(73,554)	(1,596,459)

Net cash provided (used) in investing activities	365,815	(2,763,834)

Cash flows from financing activities:
Preferred stock cash dividends	(79,358)	(103,213)
Short-term financing:
New loans	34,428,924	11,237,167
Payments	(34,950,480)	(8,787,477)

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six months ended March 31, 2004 and 2003

(Unaudited)

(Continued)

	2004	2003
Long-term financing:
New loans	3,038,335	802,977
Payments	(6,049,438)	(6,257,412)
Preferred shares repurchased	(513,232)	—
Due from stockholders and related party	6,857,535	93,566

Net cash provided (used) by financing activities	2,732,286	(3,014,392)

Effect of exchange rate changes on cash and cash equivalents	841,657	909,273
Increase (decrease) in cash and cash equivalents	(1,993,300)	344,814
Cash and cash equivalents at beginning of period	3,343,255	2,728,293

Cash and cash equivalents at end of period	$1,349,955	$3,073,107

Supplemental disclosures of cash flow information:

Cash paid during period for:
Interest	$2,718,268	$2,310,590

Income taxes	$97,034	$534,013

Supplemental Schedule of non-cash activities:
Benefits to Chief Executive Officer	$—	$136,863

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its subsidiaries: Corporacion Pipasa, S.A. and its subsidiaries (“Pipasa”) and Corporacion As de Oros, S.A. and its subsidiaries (“As de Oros”) (collectively the “Company”) that appear in this Quarterly Report on Form 10-Q. Rica Foods, Inc. owns 100% of the outstanding common stock of Pipasa and As de Oros. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2003, which are included in the Company’s Annual Report on Form 10-K. Management has included in the Company’s financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments, consisting only of normal and recurring items, necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three months and the six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2004. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management’s authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

NOTE 2 – RECLASSIFICATIONS

Certain reclassifications in the statement of cash flows have been made to the prior period to conform to current presentation.

NOTE 3 – INVENTORIES AND PRODUCTION POULTRY

Inventories consist of the following:

	March 31, 2004	September 30, 2003
	(Unaudited)
Finished products	$2,464,599	$4,022,884
In-process	2,972,246	2,257,042
Live poultry - net	3,114,836	3,101,915
Materials and supplies-net	1,605,963	1,653,093
Raw materials	2,260,590	2,732,675
Other	31,678	—
In-transit	2,689,321	365,210

	$15,139,233	$14,132,819

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost. Live poultry inventory represents breeders and layer hens. Breeder hens produce baby chicks that will subsequently be sold as broiler and layer hens produce commercial eggs. Breeder and layer hen costs are accumulated during their production stage (approximately 20 weeks), which primarily consist of animal feed and labor costs. After breeder and layer hens complete their production stage, their accumulated costs is then amortized over the estimated production lives (approximately 65 weeks for breeder and approximately 80 weeks for layer hens) based on a percentage calculated according to the estimated production cycle of the hen, including a residual value. This amortization is recorded as part of the production costs of the broiler. Breeder and layer hens are not sold as final product. Baby chicks that will be sold as broiler are recorded as part of the in-process inventory while they are in their grow-out stage. After approximately 43 days, chicks in grow-out stage are transferred to the processing plants, where they will be transformed into finished product. Accumulated costs consist primarily of animal feed and labor costs. Production poultry represents the accumulated amortization of breeder and layer hens in their productive stage.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement did not have a material impact to the Company’s financial statements.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

NOTE 5 – SEGMENT INFORMATION (Unaudited)

The following describes the performance by segment (in millions of U.S. dollars):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Sales, net:
Broiler	$14.09	$14.89	$28.89	$30.96
Animal feed	7.92	7.60	15.66	15.86
By-products	4.05	3.41	7.78	8.13
Exports	2.59	1.44	4.68	3.18
Quick service	1.82	1.56	4.03	3.77
Other	2.80	1.93	5.58	4.09

Total net sales	33.27	30.83	66.62	65.99
Income (loss) per segment:
Broiler	1.81	3.06	4.22	7.01
Animal feed	0.60	0.61	1.57	1.48
By-products	0.40	0.29	1.13	1.09
Exports	0.49	0.22	0.91	0.49
Quick service	0.22	0.03	0.53	0.21
Other	0.22	(0.09)	0.57	0.24
Corporate	(3.14)	(3.36)	(6.47)	(6.71)

Income from operations	0.60	0.76	2.46	3.81
Other expenses (income)	1.94	1.39	3.50	2.83

Income (loss) before income taxes and minority interest	$(1.34)	$(0.63)	$(1.04)	$0.98

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

Quick Service: Corporacion Planeta Dorado, S.A. and its subsidiary operate 29 restaurants (the “Restaurants”) located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. The Restaurants distinguish themselves from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (unaudited):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net income (loss)	$(1,183,261)	$(710,725)	$(992,173)	$381,064
Net change in derivative unrealized gain (loss)	(453,525)	122,085	(440,175)	102,685
Derivative gain (loss) to be recognized in cost of production during the next three months	—	(6,482)	—	(131,153)
Deferred (gain) loss recognized in cost of production during the period	—	124,243	174,537	106,676
Foreign currency translation adjustment	(566,373)	(635,565)	(1,160,246)	(1,424,409)

Total comprehensive income (loss)	$(2,203,159)	$(1,106,444)	$(2,418,057)	$(965,137)

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

The contracts that effectively meet risk reduction criteria are recorded using cash flow hedge accounting. As of September 30, 2003 and 2002, the Company’s outstanding derivatives amounted to $37,275 and $115,028, respectively. As of March 31, 2004 and 2003, the Company’s outstanding derivatives amounted to $477,450 and $11,437, respectively. The Company recognized an ineffective gain of $18,316 for the six months ended March 31, 2004. No ineffectiveness was recognized for the six months ended March 31, 2003.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Because Aero has not agreed to participate in the settlement, as a condition of the Settlement Agreement, Pipasa agreed to enter into an indemnification agreement with Polaris pursuant to which Pipasa has agreed to indemnify Polaris in the event that Aero initiates any claims against Polaris (the “Indemnification Obligation”). The parties have filed the definitive settlement documents with the courts of Costa Rica, however, the definitive settlement documents have yet to be filed with the state of Florida. In January 2004, the receiver of Aero filed an appeal with the Costa Rican court seeking Aero’s direct participation in the settlement. The Aero receiver’s appeal was denied by the court on February 5, 2004. However, pursuant to Costa Rican law, the Aero receiver exercised its right to appeal the court’s denial of its appeal. After the appeal was again denied, the Aero receiver, pursuant to Costa Rican law, filed an additional appeal in the Costa Rican Ad Quem Court against the court’s denial. This appeal is currently pending with the Ad Quem Court.

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

NOTE 8 – DUE TO STOCKHOLDERS

Since the Company’s inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed (the ‘Guarantee Services”) the repayment of the various notes, loans and credit facilities of the Company and its various operating subsidiaries. As of March 31, 2004, Mr. Chaves and Mr. Quesada provided Guarantee Services with respect to bank lines with a maximum principal balance of $9.8 million and $2.2 million, respectively. Mr. Quesada has not had in the past, nor does he currently have an obligation to provide Guarantee Services to the Company in the future.

From January 2002 until December 2003, the Company compensated Mr. Chaves for the guarantee services described above in an amount equal to 1% per annum of the aggregate loan amount subject to his personal guarantee (the “Financial Service Fee”). In satisfaction of the Financial Service Fee, the Company would, as of the end of each fiscal quarter, make a quarterly payment to Mr. Chaves in an amount equal to .25% of the daily average aggregate loan balance subject to the personal guarantees (the “Quarterly Payment”). If, as of the end of a fiscal quarter, Mr. Chaves was indebted to the Company, Mr. Chaves had the option to either, (i) direct the Company to use the quarterly payment to off-set the amount he owed the Company or (ii) receive the Quarterly Payment in cash. Mr. Quesada does not receive, nor has he ever received, any compensation for providing the guarantee services described above.

For the six months ended March 31, 2004 and 2003, the Company has incurred a Financial Service Fee to Mr. Chaves in the amount of $70,673 and $136,863, respectively, which amount was used to offset indebtedness owed by Mr. Chaves to the Company.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 9 – REPURCHASE OF PREFERRED STOCK

The board of directors of Pipasa and As de Oros on February 2, 2004 and January 30, 2004, respectively, authorized management to repurchase from the Asociacion de Empleados de Rica Foods, (“ASERICA”), a total of 146,431 and 70,774 shares (collectively, the “Preferred Shares”) of preferred stock of Pipasa and As de Oros, respectively. The purchase value of the Preferred Shares was $346,001 for the Pipasa Preferred Shares and $167,231 for As de Oros Preferred Shares.

Preferred stock of As de Oros is included in the “minority interest” line item in the accompanying consolidated balance sheet of the Company. The repurchased Preferred Shares of As de Oros has been recorded as a reduction to the minority interest.

As a result of the Company’s use of reverse merger accounting for the Company’s acquisition of Pipasa in 1996, Preferred Stock of Pipasa is included in the “preferred stock” line item in the accompanying balance sheet. The repurchased Preferred Shares of Pipasa has been included at cost as Treasury stock, resulting in a $167,231 reduction in the Company’s consolidated stockholders’ equity.

NOTE 10 – EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding according to SFAS No. 128, “Earnings per Share” (“SFAS 128”) which is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method. Because the Company has a simple capital structure there was no dilutive effect for the three and six months ended March 31, 2004 and 2003.

The following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computation of diluted earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Numerator:
Net income (loss) applicable to common stockholders	$(1,206,394)	$(741,840)	$(1,043,149)	$313,697

Denominator:
Denominator for basic income per share	12,811,469	12,811,469	12,811,469	12,811,469
Effect of dilutive securities:	—	—	—	—

Denominator for diluted earnings (loss) per share	12,811,469	12,811,469	12,811,469	12,811,469

Earnings (loss) per share:
Basic	$(0.09)	$(0.06)	$(0.08)	$0.03

Diluted	$(0.09)	$(0.06)	$(0.08)	$0.03

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 11 – SUBSEQUENT EVENT

On May 21, 2004, the Company entered into an amendment (the “Trust Agreement Amendment”) to the Trust Agreement (defined below) with certain of its lenders in connection with the Company’s debt restructuring.

On September 22, 2003, certain wholly-owned subsidiaries of the Company (the “Subsidiaries”) entered into a trust agreement (the “Trust Agreement”), governed under Costa Rican law, pursuant to which they established an irrevocable ten-year trust (the “Trust”) to guarantee any outstanding indebtedness owed to certain lenders (the “Principal Beneficiaries”).

In consideration for the establishment of the Trust, the Principal Beneficiaries agreed to waive any and all defaults, excluding defaults resulting from the failure to pay interest as due, that the Subsidiaries have committed or may have committed prior to March 22, 2004 (the “Amnesty Period”) with respect to outstanding indebtedness owed to the Principal Beneficiaries. Accordingly, the Subsidiaries were relieved of any obligation to make principal payments to the Principal Beneficiaries until the end of the Amnesty Period. The Subsidiaries were still required to pay interest to the Principal Beneficiaries in accordance with the terms of an agreed upon schedule. After the end of the Amnesty Period, the Subsidiaries were required to resume the payment of principal.

Pursuant to the Trust Agreement, the Subsidiaries transferred all of their real and personal assets, including forty parcels of land, to the Trust (the “Trust Assets”). Under the terms of the Trust Agreement, the value of the Trust Assets would be deemed, for purposes of the Trust, to be worth 70% of their appraised value, and would, at all times, have to be equal to a certain percentage of the indebtedness secured by the Trust.

As of the date of this report, all appraisals have been completed. The Company believes the Trust Assets have an appraised value sufficient to collateralize the indebtedness of the Principal Beneficiaries in accordance with the terms of the Trust Agreement and may be sufficient to collateralize additional loans in accordance with the terms of the Trust Agreement.

The Trust Agreement further provided that if the Subsidiaries failed to, among other things, make any principal or interest payment to any of the Principal Beneficiaries when due or became insolvent, the Subsidiaries would be in breach of the Trust Agreement (a “Breach”). Upon the Trustee’s notification to the Subsidiaries of a Breach, the Subsidiaries would have fifteen days to cure such Breach (the “Cure Period”). If the Subsidiaries failed to cure the Breach within the Cure Period, the Trust Agreement required the Trustee to sell the Trust Assets and use the proceeds of such sale to repay to the Principal Beneficiaries all outstanding indebtedness due and owed to them by the Subsidiaries. Any proceeds remaining after repayment is made in full to all of the Principal Beneficiaries will be returned to the Subsidiaries. In the event of such sale, the Trust would terminate in accordance with the terms of the Trust Agreement.

The Trust Agreement also contemplated that additional Principal Beneficiaries could sign and become subject to the terms of the Trust Agreement on the condition that the value of the Trust Assets continued to be equal to a certain percentage of the indebtedness secured by the Trust.

Since the establishment of the Trust on September 23, 2003, the Company has satisfied its debt obligations to nine Principal Beneficiaries under the Trust Agreement. As of the date of this report, the Trust has only four Principal Beneficiaries remaining: Banco Interfin, S.A. (“Interfin”); Banco de Costa Rica; Banco Credito Agricola de Cartago (“Agricola”); and Banco Internacional de Costa Rica S.A. (“BICSA”).

The Trust Agreement Amendment modifies the Trust to reflect the above-described change in Principal Beneficiaries and eliminates any distinction in the Trust between Principal Beneficiaries and Secondary Beneficiaries. Additionally, the Trust Agreement Amendment modifies certain other provisions of the Trust, some of which are described below. (The Trust, as modified by the Trust Agreement Amendment, is hereinafter referred to as the “Modified Trust”).

The Modified Trust may secure up to an aggregate amount of US$44 million of indebtedness, which indebtedness could take the form of loans, bonds, or other extensions of credit.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Trust Agreement Amendment provides for a new Trustee, Banco Improsa, S.A. The Trust Agreement Amendment further modifies the Trust by granting certain rights to, as well as imposing certain obligations upon, the Trustee, including granting to the Trustee the same rights as a creditor with regards to any mortgages transferred to the Trust and endorsed to the Trustee.

The assets of the Modified Trust currently include real estate properties and their corresponding mortgages, registered equipment and certain intellectual property (trademarks and brand names) of the Subsidiaries. All other types of assets currently in the Trust have been released from the Trust by the Trustee. However, the Subsidiaries may transfer new assets to the Modified Trust in order to increase the value of the Trust Assets. The Trust Agreement Amendment modifies the Trust to require that the total value of the Trust Assets be, at all times, equal to or greater than 125% of the aggregate amount of the total indebtedness secured by the Trust (which, as mentioned above, cannot exceed the aggregate amount of US$44 million). So long as this 125% threshold is met and subject to certain other conditions set forth in the Modified Trust, the Subsidiaries may solicit the Trustee for the release of some of the Trust Assets. The failure to maintain the 125% threshold, on the other hand, is grounds for the foreclosure and sale of the Trust Assets. Upon such an occurrence or the occurrence of any default of any credit agreement between a Principal Beneficiary and a Subsidiary, the Trustee may dispose of the Trust Assets in accordance with the terms and conditions and following the procedures set forth in the Trust Agreement, as amended by the Trust Agreement Amendment.

Pursuant to the terms of the Modified Trust, each of the Subsidiaries has agreed to certain negative covenants. For instance, without the prior written consent of the Board of Beneficiaries (as defined below), the Subsidiaries have agreed not to (i) distribute any annual dividends to its shareholders unless (A) its total debt to equity ratio is less than 60% and (B) the amount of the annual dividends is, in the aggregate, equal to or less than 50% of its profit for that year; (ii) make any change in its stock ownership; and (iii) make any “insider loans”. The Trust Agreement Amendment does permit the Subsidiaries to make loans of up to $2.5 million annually to the Company upon certain terms and conditions.

The Modified Trust requires that the Subsidiaries, with certain exceptions, (i) maintain an amount of paid-in share capital equal to or greater than its stated share capital and (ii) maintain a current ratio, defined as a ratio of current assets to short term liabilities equal to or greater than 1.3.

In accordance with the Trust Agreement Amendment, a board of beneficiaries will be established to represent and protect the rights of the Principal Beneficiaries under the Modified Trust (the “Board of Beneficiaries”). The Board of Beneficiaries will be comprised of one representative of each of BICSA, Agricola, Interfin, Banco de Costa Rica, and, in the event the Company issues certain debt securities, Sama Puesto de Bolsa S.A. The board will have certain rights vis-à-vis the Company and the Trustee including, without limitation, the right to receive and review certain financial information provided by the Subsidiaries; notify the Principal Beneficiaries of a situation that might impair the Trust Assets; appoint a replacement Trustee (from three candidates chosen by the Subsidiaries); instruct the Trustee to cancel certain mortgages and other liens over the Trust Assets or to release certain Trust Assets; and represent the Principal Beneficiaries in certain decisions, in each case in accordance with the conditions of the Modified Trust and applicable law. All decisions of the Board of Beneficiaries will be made upon a majority vote of its members, with the President of the Board of Beneficiaries having a tie-breaking vote.

All provisions of the Trust Agreement and the Trust not modified by the Trust Agreement Amendment are anticipated to remain unchanged. The Company hopes that with the Trust Agreement Amendment in place, it will soon be able to finalize the debt restructuring process it commenced in January 2004.

The Trust Agreement Amendment provides that the Trust will terminate upon the performance by the Subsidiaries of all of their obligations under the credit agreements between the Principal Beneficiaries and the Subsidiaries, including the repayment of all of the outstanding indebtedness owed to the Principal Beneficiaries.

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

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and with the Company’s unaudited consolidated interim financial statements as of March 31, 2004 and for the three and six month period ended March 31, 2004 and 2003 contained herein.

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

During the six months ended March 31, 2004, the Company did not incur any significant costs related to environmental compliance.

Results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

For the three months ended March 31, 2004, the Company generated net loss applicable to common stockholders of $1,206,394 ($0.09 basic loss per share), compared to a net loss applicable to common stockholders of $741,840 ($0.06 basic loss per share) for the three months ended March 31, 2003.

For the three months ended March 31, 2004, net sales and cost of sales increased by 7.9% and 13.1%, respectively. The increase in sales is primarily attributable to increases in sales in the exports, by-products and others segment, which increase was partially offset by a decrease in sales in the broiler segment.

The increase in the cost of sales was primarily the result of the overall increase in sales and increases in the costs of raw material, such as corn and soybean meal which make up approximately 60% of the total cost of raw material, in addition to the shipping costs associated with obtaining such raw material. For the three months ended March 31, 2004, the cost of corn and soybean meal increased by approximately 12% and 51%, respectively, when compared to the purchase price of such products for the three months ended March 31, 2003. Cost of sales was a greater percentage of sales for the quarter ended March 31, 2004 (74.8%) as compared to the quarter ended March 31, 2003 (71.2%) also primarily due to the increased cost of imported raw material.

The Company uses segment profit (loss) margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the net sales associated with the subject segment.

Broiler sales decreased by 5.4% for the fiscal quarter ended March 31, 2004 when compared with the fiscal quarter ended March 31, 2003, primarily due to an increase in discounts provided to the Company’s broiler customers. The volume of broiler products sold did not vary significantly, decreasing by 0.9%, which the Company believes is indicative of a reversal of the decreased volume trend of broiler product sales experienced by the Company in recent years. The profit margin for this segment decreased from 20.6% to 12.9%, primarily due to an increase in the cost of imported raw material.

Animal feed sales increased by 4.2% for the fiscal quarter ended March 31, 2004 when compared with the fiscal quarter ended March 31, 2003, mainly attributable to an increase in prices and an increase in the sales of pet food brands, mainly due to the addition of new distribution channels. However, overall volume of animal feed sales decreased by 6.7% mainly due to a decrease in the sale of certain of the Company’s less expensive commercial animal feed brands, which was partially offset by increases in the sales of pet food products. The profit margin for the animal feed segment decreased slightly from 8.0% to 7.4%, primarily as a result of an increase in the costs of imported raw material, which was partially offset by variations in the sales mix to more profitable products .

By-products sales increased by 18.5% for the fiscal quarter ended March 31, 2004 when compared with the fiscal quarter ended March 31, 2003, mainly due to an increase in the volume of by-product sales by 15.8%. The profit margin for by-products increased from 8.6% to 9.9%, mainly due to an increase in sales of products with higher profit margins, which was partially offset by the increase in costs of imported raw material.

Export sales increased by 80.2% for the fiscal quarter ended March 31, 2004 when compared with the fiscal quarter ended March 31, 2003, mainly due to an increase in the number of pet food and commercial animal feed customers in Central America. In addition, in November 2003, the government of Honduras lifted its restriction on the import of poultry-related products which had been in place since March 2002 and the Company has once again initiated exporting poultry-related products to Honduras. Profit margin increased from 15.4% to 18.8%, mainly due to a variation in the product mix to more profitable products, partially offset by an increase in the cost of imported raw material.

Quick service sales increased by 16.5% for the fiscal quarter ended March 31, 2004 when compared with the fiscal quarter ended March 31, 2003, mainly due to an increase in prices and increased marketing efforts of the Company. This segment’s profit margin increased from 2.1% to 11.9%, mainly as a result of an increase in the sales price for quick-service products.

Sales for the other products segment increased by 45.2% for the fiscal quarter ended March 31, 2004 when compared with the fiscal quarter ended March 31, 2003, mainly due to an increase in the sale of commercial eggs. This segment’s profit margin increased from a loss margin of 4.9% to a positive margin of 8.0%, mainly due to an increase in sales prices.

Operating expenses decreased by 3.6% or $289,450 for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003.

For the three months ended March 31, 2004, selling expenses did not vary significantly, decreasing by $63,355 or 1.3%, when compared to the three months ended March 31, 2003. For the three months ended March 31, 2004, general and administrative expenses decreased by $226,095, or 6.7% when compared to the three months ended March 31, 2003. This decrease in general and administrative expenses is mainly due to a reduction in the Company’s rental expenses and a decrease in depreciation and amortization expenses. Operating expenses represented 23.41% and 26.29% of net sales for the three months ended March 31, 2004 and 2003, respectively.

As part of pay-roll related charges to the government of Costa Rica, the subsidiaries of the Company, are required to pay to the Instituto Nacional de Aprendizaje (“INA”), a Costa Rican Government institution, a monthly charge (the “INA Charge”) which is calculated by multiplying the subsidiaries’ total payroll by a percentage determined based upon the classification given to the Company’s operational activities (the “Percentage”). Since 1993, pursuant to a law enacted by the Costa Rican Congress, the Ministry of Agriculture has classified the Company’s operational activities as agricultural in nature.

However, in December 2003, the Company received an administrative petition from the INA (the “INA Petition”), indicating that, in accordance with article 19 of an administrative decree of the INA (the “Administrative Decree”), for purposes of determining the Percentage, the INA believes the Company’s operational activities should be classified as industrial in nature rather than agricultural in nature, and accordingly, should have been applying the Percentage applicable to industrial companies when calculating the INA Charge, instead of the Percentage applicable to agricultural companies. The applicable Percentage for agricultural companies is 0.5% while the applicable Percentage for industrial companies is 2%.

The Company has objected to the INA Petition and is currently considering filing a claim with the Costa Rican Constitutional Supreme Court (the “Court”) challenging the constitutionality of the article 19 of the Administrative Decree. As there can be no assurances regarding the outcome of any claim the Company may file with the Court, for the three months ended March 31, 2004, the company has recorded a provision in the amount of $416,380 which the Company believes to be management’s most reasonable estimate of the amount the Company would be required to pay in the event it was required to comply with the INA Petition based on an analysis of the subsidiaries’ payroll. However, the Company believes that the amount of he Company’s liability in the event of an unfavorable outcome may be as large as $1 million. In addition to the provision, the Company has also recorded a deferred tax benefit in the amount of $124,914 related to the INA Charge.

Other expenses increased by 39.3% for the three months ended March 31, 2004, when compared to the three months ended March 31, 2003, primarily as a result of a decrease in interest income and the provision of the INA Charge.

The Company’s provision for income tax benefit was $169,647 for the three months ended March 31, 2004, compared to an income tax expense of $63,798 for the three months ended March 31, 2003, mainly due to a downward revision of the estimated income tax for the three months ended December 31, 2003 in addition to an increase in deferred income tax benefit related to the provision recorded for the INA Charge. The revision of the estimated income tax from prior quarter is primarily due to a decrease in taxable income for fiscal year 2004. Effective rates for the fiscal quarters ended March 31, 2004 and 2003 were 12.7% and –10.14%, respectively.

Results of operations for the six months ended March 31, 2004 compared to the six months ended March 31, 2003.

For the six months ended March 31, 2004, the Company generated net loss applicable to common stockholders of $1,043,149 ($0.08 basic loss per share), compared to a net income applicable to common stockholders of $313,697 ($0.03 basic earnings per share) for the six months ended March 31, 2003.

For the six months ended March 31, 2004, net sales increased by 0.9% or $623,212 and cost of sales increased by 5.86% or $2,677,314 when compared to the six months ended March 31, 2003. The increase in overall sales is primarily attributable to an increase in the sales in the exports and others segments, partially offset by a decrease in sales in the broiler segment. For the six months ended March 31, 2004, the cost of imported corn and soybean meal increased by approximately 10% and 44%, respectively, when compared to the cost of such materials for the six months ended March 31, 2003. Cost of sales was a greater percentage of sales for the six months ended March 31, 2004 (72.6%) as compared to the six months ended March 31, 2003 (69.2%) primarily due to increases in the costs of imported raw material.

Broiler sales decreased by 6.7% for the six months ended March 31, 2004 when compared with the six months ended March 31, 2003, primarily due to an increase in sales discounts provided to the Company’s broiler customers and a decrease in the volume of broiler sales by approximately 3.0%, which the Company believes is indicative of a reversal of the decreased volume trend of broiler product sales experienced by the Company in recent years. The profit margin for this segment decreased from 22.7% to 14.7%, primarily due to an increase in the cost of imported raw material.

Animal feed sales did not vary significantly, decreasing 1.25% for the six months ended March 31, 2004 when compared with the six months ended March 31, 2003. However the volume of animal feed sales decreased by 10.7% mainly due to a decrease in the sale of certain of the Company’s less expensive commercial animal feed brands, which was partially offset by increases in the sales of pet food products. The profit margin for animal feed increased slightly from 9.3% to 10.0%, primarily as a result of an increase in sales prices and variations in the sales mix to more profitable products, offset by an increase in the costs of imported raw material.

By-products sales decreased by 4.4% for the six months ended March 31, 2004 when compared with the six months ended March 31, 2003, mainly due to a decrease in volume of 9.2%. The profit margin for by-products increased from 13.4% to 14.5%, mainly due to an increase in sale of products with higher profitability, partially offset by the increase in costs of imported raw material.

Export sales increased by 47.2% for the six months ended March 31, 2004 when compared with the six months ended March 31, 2003, mainly due to an increase in the number of fertile egg, pet food and commercial animal feed customers in Central America. In addition, in November 2003, the government of Honduras lifted its restriction on the import of poultry-related products which had been in place since March 2002 and the Company has once again initiated exporting poultry-related products to Honduras. Profit margin increased from 15.3% to 19.4%, mainly due to a variation in the product mix to more profitable products, partially offset by an increase in the cost of imported raw material.

Quick service sales increased by 6.9% for the six months ended March 31, 2004 when compared with the six months ended March 31, 2003 mainly due to an increase in sales prices and marketing efforts. This segment’s profit margin increased from 5.8% to 13.0%, mainly as a result of an increase in the sales price for quick-service products.

Sales for the other products segment increased by 36.5% for the six months ended March 31, 2004 when compared with the six months ended March 31, 2003, mainly due to an increase in the sale of commercial eggs. This segment’s profit margin increased from 5.8% to 10.2%, mainly due to an increase in sales prices.

Operating expenses decreased by 4.3% or $706,150 for the six months ended March 31, 2004 when compared to the six months ended March 31, 2003. For the six months ended March 31, 2004, selling expenses decreased by 4.8% or $466,867, when compared to the six months ended March 31, 2003. This decrease in mainly due to a reduction in the Company’s vehicle leasing expenditures as a result of the company’s purchase of distribution trucks and a decrease in expenditures related to the renting of frozen storage containers as a result of a decrease in the Company’s broiler inventory levels. For the six months ended March 31, 2004, general and administrative expenses decreased by 3.6% or $239,283 when compared to the six months ended March 31, 2003. This decrease in general and administrative expenses is mainly due to a reduction in the Company’s rental expenses. and a decrease in depreciation and amortization expenses. Operating expenses represented 23.68% and 25.02% of net sales for the six months ended March 31, 2004 and 2003, respectively.

Other expenses increased by 23.79% for the six months ended March 31, 2004, when compared to the six months ended March 31, 2003, primarily as a result of an decrease in interest income and the recognition of a pretax charge of $416,000 to provision for the INA Charge during the three months ended March 31, 2004.

The Company’s provision for income tax benefit was $72,374 for the six months ended March 31, 2004, compared to an income tax expense of $567,959 for the six months ended March 31, 2003, mainly due to an increase in deferred income tax benefit related to the provision recorded for the INA Charge. Effective rates for the six months ended March 31, 2004 and 2003 were 6.98% and 57.67%, respectively.

Financial condition

As of March 31, 2004, the Company had approximately $1.35 million in cash and cash equivalents. The working capital deficit was approximately $17.7 million and $21.0 million as of March 31, 2004 and September 30, 2003, respectively. The current ratios were 0.65 and 0.66 as of March 31, 2004 and September 30, 2003, respectively.

Cash used by operating activities for the six months ended March 31, 2004 amounted to approximately $5.93 million compared to cash provided by operating activities of approximately $5.21 million for the six months ended March 31, 2003. The increase in cash used by operating activities is primarily the result of a reduction in net income ($1.37 million), and the reversal of the rate of account payable growth to account payable reduction ($13.71 million).

The reduction in accounts payable was primarily the result of targeted efforts by management of the Company to reduce the Company’s short-term liabilities as a result of the Company’s improved working capital position. The increase in cash used by operating activities was partially offset by a decrease in the rate of satisfying notes and account receivable ($3.23 million) and an increase in accrued expenses ($838,500). Cash used for inventory amounted to $3.0 million for each of the six months ended March 31, 2004 and 2003. The use of cash for inventory for the six months ended March 31, 2004 was primarily due to the purchase of one day old breeder and layer chicks and in-transit raw material, offset by a decrease in finished products. The use of cash for inventory for the six months ended March 31, 2003 was primarily due to the purchase of one day old breeder and layer chicks and in-transit raw material. Production poultry for the six months ended March 31, 2004 and 2003 amounted to $1.8 million and $1.7 million, respectively, which represent the amortization of the breeder and layer hens costs during their productive life.

Cash provided by investing activities was approximately $366,000 for the six months ended March 31, 2004, compared to approximately $2.76 million of cash utilized by investing activities for the six months ended March 31, 2003. The Company’s generation of cash from investing activities was primarily due to the liquidation of short term investments (approximately $2.4 million) and a decrease in the rate of acquisition of other assets ($1.52 million). The Company’s generation of cash from investing activities was tempered by a decrease in the cash provided by sales of assets ($672,000) and the increased rates of spending for property, plant and equipment ($242,000), which primarily relates to the Company’s purchase of production equipment and delivery vehicle fleet.

In the fiscal year ended September 30, 2003, the Company invested approximately $1.4 million in connection with the potential acquisition from Port Ventures, S.A. (“Port Ventures”) of 51% of the issued and outstanding shares of capital stock of Logistica de Granos, S.A (“Logistica”), a 19% shareholder of Sociedad Portuaria de Caldera, S.A. and Sociedad Portuaria Granelera de Caldera, S.A. (collectively, the “Port Companies”), two port companies that are seeking to acquire concessions (the “Concessions”) being granted by the Government of Costa Rica to refurbish and operate Puerto Caldera, a major seaport located on the Pacific coast of Costa Rica and considered by the Company as strategic to its raw material purchases. If and when the acquisition is consummated, the Company anticipates making an additional investment of approximately $1.1 million.

The Company believes it will need at a minimum funds of approximately $1.2 million for investment activities during the remainder of fiscal year 2004, which figure includes the Company’s remaining projected investment of $1.1 million in Logistica.

Cash provided by financing activities amounted to approximately $2.73 million for the six months ended March 31, 2004, compared to cash used by financing activities of approximately $3.0 million for the six months ended March 31, 2003. The cash provided by financing activities was primarily generated by short-term financings ($34.42 million), long-term financings ($3.04 million) and the repayment by Calixto Chaves, the Chief Executive Officer, of his aggregate outstanding indebtedness to the Company ($6.9 million). These funds were principally used to refinance other short-term financings ($34.95 million), pay-off of long-term financing ($6.05 million) and to fund the Company’s operations. In addition, the board of directors of Pipasa and As de Oros on February 2, 2004 and January 30, 2004, respectively, authorized management to repurchase from the Asociacion de Empleados de Rica Foods, (“ASERICA”), a total of 146,431 and 70,774 of preferred shares, respectively. The repurchase amounts of the preferred shares amounted to $346,001 for Pipasa and $167,231 for As de Oros.

Debt Utilization

The Company’s obligations under short-term and long-term debt and operating leases as of March 31, 2004 are as follows:

	Payments due by Period
	Total	Less than 1 Year	1-3 years	4-5 years
Short-term debt	$36,004,924	$36,004,924	$—	$—
Long-term debt	7,865,569	2,750,117	4,876,833	238,619
Leases	566,508	306,432	260,076	—

Total	$44,437,001	$39,061,473	$5,136,909	$238,619

The Company projects that it will need to satisfy at least $39.0 million of short-term debt, long-term debt and capital lease payments within the twelve months ended March 31, 2005. The Company also projects that it will seek to acquire the use of an additional $1.2 million of property, plant and equipment and other assets during the remainder of fiscal 2004. The use of such assets may be secured by purchase or lease.

Debt Restructure

Between March 19, 2004 and March 31, 2004, the Company restructured a significant portion of its debt obligations (the “March Debt Restructuring”).

Prior to the March Debt Restructuring, the Company owed in the aggregate approximately $42.9 million to nineteen lenders. Of this $42.9 million of indebtedness, $33.4 of the $36.5 million owed to nine lenders (the “Participating Lenders”) was secured by a trust (the “Trust”) formed by the Company to which the Company contributed or pledged substantially all of the assets of the Company’s wholly-owned subsidiaries (the “Subsidiaries”) in accordance with the terms of a trust agreement entered into by the Company in September 2003 (the “Trust Agreement”). The remaining $6.4 million of the $42.9 million of indebtedness outstanding prior to the Debt Restructuring was owed to ten of the Company’s lenders who were not signatories to the Trust Agreement (the “Non-Participating Lenders”).

Pursuant to the March Debt Restructuring, the Company used approximately $9.7 million of an aggregate of $13.5 million of additional proceeds (the “New Loan”) received from Banco Internacional de Costa Rica (“BICSA”), one of the Participating Lenders, to satisfy the Company’s debt obligations to a number of its existing creditors. A portion of the proceeds from the New Loan were used to repay in full approximately $6.6 million and $1.0 million of indebtedness owed to six Participating Lenders and two Non-Participating Lenders, respectively, and to repay a portion (approximately $2.1 million) of the indebtedness owed to one of the Participating Lenders. As of the date of this report, definitive loan documentation regarding the New Loan is being prepared. In the interim, the Company delivered to BICSA three promissory notes in the amount of $8.8 million, $990,000 and $2.4 million, respectively, each bearing interest at rates of 8.5%, 8.5% and 7.5% per annum, respectively, and with maturity dates of May 22, 2004, May 19, 2004 and September 24, 2004, respectively.

Accordingly, as of March 31, 2004, the Company’s aggregate outstanding indebtedness totaled approximately $43.9 million. Of this $43.9 million, approximately $26.0 million of the approximately $38.8 million owed to the three remaining Participating Lenders, BICSA, Banco Agricola de Cartago (“Agricola”) and Banco Interfin (“Interfin”), was secured by the Trust, approximately $12.8 million owed to BICSA was unsecured and the remaining approximately $5.1 million was owed to the eight remaining Non-Participating Lenders. As of March 31, 2004 one of the Non-Participating Lenders, Banco de Costa Rica (“BCR”), holding liens aggregating to approximately $2.2 million was collateralized with property with an estimated fair market value of $3.3 million.

As of March 31, 2004, the Company’s aggregate indebtedness to BICSA totaled approximately $32.7 million, including (i) $19.9 million secured by the Trust and (ii) $12.8 million of unsecured indebtedness. As of March 31, 2004, the Company’s aggregate indebtedness to Intefin and Agricola totaled approximately $4.5 million and $1.6 million, respectively, all of which indebtedness is secured by the Trust.

The Participating Lenders agreed to waive any and all defaults, excluding defaults resulting from the failure to pay interest as due, that the Subsidiaries committed or may have committed prior to May 24, 2004 (the “Amnesty Period”) with respect to outstanding indebtedness owed to the Participating Lenders. Accordingly, the Subsidiaries were relieved of any obligation to make principal payments to the Participating Lenders until the end of the Amnesty Period. The Subsidiaries were still required to pay interest to the Participating Lenders in accordance with the terms of an agreed upon schedule.

In order to fund the Trust, the Subsidiaries transferred or pledged substantially all of their properties, brand names and heavy machinery and equipment to the Trust (the “Trust Assets”). Under the terms of the trust agreement, the appraised value of the Trust Assets, which are being appraised under the supervision of the Trustee, must, at all times, be equal to or greater than 143% of the aggregate amount of the indebtedness secured by the Trust. The Participating Lenders have the right to designate experts to validate the appraised valuations. The Trust Agreement provides that, subject to the Trustee’s approval, additional Participating Lenders may execute and become subject to the terms of the Trust Agreement if the value of the Trust Assets continues to be equal to or greater than 143% of the aggregate amount of the indebtedness secured by the Trust. In addition, with the Trustee’s approval, the Participating Lenders may secure additional debt that it extends to the Company with the Trust provided that the value of the Trust Assets continues to be equal to or greater than 143% of the aggregate amount of the indebtedness secured by the Trust.

The Company believes the Trust Assets will have an appraised value sufficient to collateralize the indebtedness of the Participating Lenders in accordance with the terms of the Trust Agreement. As of the date of this report, all the appraisals have already been completed. Based on information provided to the Company by the independent appraiser, the appraised value of the assets which are to pledged to the Trust equals approximately $61 million, which valued at 70%, according to the Trust, equals approximately $42.7 million. Accordingly, the Company believes that the final appraised value of the Trust Assets may be sufficient to collateralize additional loans in accordance with the terms of the Trust Agreement.

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

Of the $5.1 million owed the eight remaining Non-Participating Lenders, $2.2 million of such indebtedness is owed to BCR. BCR, whose debt is secured by property with an estimated fair market value of approximately $3.3 million as of March 31, 2004 has agreed to waive any and all defaults, excluding defaults resulting from the failure to pay interest as due, that the Company or the Subsidiaries committed or may commit prior to May 24, 2004.

Short-term debt

As of March 31, 2004 and September 30, 2003, the Company had issued short-term promissory notes with respect to an aggregate of approximately $36.0 million and $36.5 million, respectively, to 5 lenders. These notes payable consist of the following:

	March 31, 2004	September 30, 2003
Loans payable in U.S. Dollars	$35,726,710	$36,436,852
Loans payable in Colones	298,229	140,652
Less deferred debt issuance costs	(20,015)	(30,266)

	$36,004,924	$36,547,238

The Company’s notes payable primarily originate from bank commitments and are mainly utilized to support operations of the Company. As of March 31, 2004 and September 30, 2003, $22.3 million and $30.2 million of the notes payable were secured by the Trust. Notes payable are generally due from April 2004 through February 2005 and bear annual interest rates ranging from 7.0% to 7.93% in U.S. dollars and from 16.73% to 21.45% in colones.

Of the $36.0 million of short-term debt outstanding as of March 31, 2004, approximately $31.1 million of such short-term debt is payable to BICSA pursuant to twenty two letters of credit. The interest rate at which the funds borrowed from BICSA pursuant to the letters of credit bear interest ranges from 5.0% to 9.5% in U.S. dollars. The letters of credit mature between April 2004 and September 2004. As of March 31, 2004, the Company had also borrowed approximately $1.6 million of long-term debt from BICSA, pursuant to two promissory notes that each bear interest at a rate of 8.5%, maturing in November and December 2005, respectively. As of March 31, 2004, approximately $19.9 million of the aggregate amount of short-term and long-term indebtedness owed to BICSA was secured by the Trust. The remaining $12.8 million of short-term indebtedness is unsecured by the Company.

Of the $36.0 million of short-term debt outstanding as of March 31, 2004, approximately $3.9 million of such debt is payable to Interfin pursuant to five letters of credit and/or promissory notes. The interest rate at which the funds borrowed from Interfin pursuant to the letters of credit and/or promissory notes bear interest ranges from 7.75% to 8.25% in U.S. dollars. All of the letters of credit and/or promissory notes mature in May 2004. As of March 31, 2004, the Company had also borrowed approximately $533,000 of long-term debt from Interfin pursuant to a letter of credit maturing in January 2007.

Long-term debt

As of March 31, 2004 and September 30, 2003, the Company has incurred long-term debt in the aggregate amount of approximately $7.5 million to eight lenders and $10.7 million to eleven lenders, respectively. Long-term debt consists of the following:

	March 31, 2004	September 30, 2003
Bank loans denominated in U.S. dollars	$7,223,263	$10,560,639
Bank loans denominated in Costa Rican colones	686,711	188,443
Less: Deferred debt issuance costs	(44,405)	(42,597)

	7,865,569	10,706,485
Less: Current portion	2,750,117	3,978,580

	$5,115,452	$6,727,905

Bank loans are due from June 2004 to February 2009 and bear annual interest rates in dollars from 1.8% and 8.5% in dollars and from 10.0% to 24.0% in colones. The Company defers debt issuance costs and then amortizes such costs over the term of the debt.

Future payments on long-term debt as of March 31, 2004 are as follows:

Year	Amount
2005	$2,750,117
2006	2,649,273
2007	1,440,024
2008	787,536
2009	238,619

$3.66 million of the long-term indebtedness is secured by the Trust and approximately $2.2 million of the long-term indebtedness owed to BCR, a Non-Participating Lender, is secured by other collateral provided by the Company with an estimated fair market value of approximately $3.3 million.

Although the Company has entered into the Trust Agreement, the Amnesty Period is scheduled to expire on May 24, 2004 and the Company has not yet secured an alternative long-term financing source that would insulate it from the risks associated with the inability to satisfy its short-term obligations as they come due. The Company is currently in negotiations with the Participating Lenders and BCR to refinance the existing indebtedness owed to such lenders from short-term indebtedness to long-term indebtedness. The Company is also seeking to address its anticipated short-term funding requirements by various means including, but not limited to the private or public issuance of debt instruments.

As discussed above, the appraised value of the Trust Assets must, at all times, be equal to or greater than 143% of the aggregate amount of indebtedness secured by the Trust. The Trust Agreement provides that, subject to the Trustee’s approval, additional Participating Lenders may execute and become subject to the terms of the Trust Agreement and the Participating Lenders may secure additional debt that it extends to the Company provided the value of the Trust Assets continues to be equal to or greater than 143% of the aggregate amount of indebtedness secured by the Trust. Currently, the Trust Assets have an appraised value of approximately $61 million, based upon information provided to the Company by the independent appraiser. The Trustee, Participating Lenders and the Company, have not yet completed the process of reviewing the appraised value of the Trust Assets. In addition, the Company is seeking to secure long-term financing through the private or public issuance of debt instruments. Although the Company has entered into discussions with a number of potential capital sources, there can be no assurances that the Company will be successful in its efforts to secure long-term financing on terms acceptable to the Company. The Company’s ability to maintain sufficient liquidity to meet its short-term cash needs is highly dependent on achieving these initiatives. There is no assurance that these initiatives will be successful, and failure to successfully complete these initiatives could have a material adverse effect on the Company’s liquidity and operations, and could require the Company to consider alternative measures, including, but not limited to, the deferral of planned capital expenditures and the further reduction of discretionary spending.

As a general practice in Costa Rica, banks require high-ranking executives of the companies to serve as guarantors of loans. Accordingly, Mr. Calixto Chaves and/or Mr. Jorge Quesada personally guaranteed (the “Guarantee Services”) the repayment of certain lines of credit, and certain short and long-term bank lines. As of March 31, 2004, Mr. Chaves and Mr. Quesada had provided Guarantee Services with respect to bank lines with a maximum principal balance of $9.8 million and $2.2 million, respectively. Mr. Quesada has not had in the past, nor does he currently have an obligation to provide Guarantee Services to the Company in the future. On December 22, 2003, Mr. Chaves sold all of his shares of the Company’s common stock. In connection with such sale, Mr. Chaves entered into an agreement with the Company whereby he has agreed to indemnify the Company from and against any losses or damages caused by his failure within the next year to provide, if requested, his personal guarantee with respect to any loan which he has previously guaranteed and the Company is seeking to defer repayment of. There can be no assurances that Mr. Chaves’ future guarantees will be sought by the Company’s lenders and, if sought, will be procured.

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

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and As de Oros entered into a Stock Purchase Agreement pursuant to which As de Oros agreed to acquire from Port Ventures 2,040 shares of common stock (the “Shares”) of Logistica de Granos, S.A., representing 51% of the issued and outstanding shares of capital stock of Logistica, for a purchase price of US $2,580,000. During fiscal year 2003, As de Oros remitted approximately $1.4 million or 55% of the Purchase Price to Port Ventures (the “Remitted Payment”) in exchange for bills of exchange, recorded as part of other non-current assets on the Company’s balance sheet. The closing of the purchase and sale of the Shares is subject to: (i) the final grant by the Government of Costa Rica of the Concessions and (ii) the execution of definitive agreements between the Government of Costa Rica and each of the Port Companies regarding the construction and operation of Puerto Caldera. Port Ventures has agreed for As de Oros not need to make any further payments until the Concessions are finally ratified. The Company expects to close this transaction during the 2004 fiscal year, when the definitive approval of the Government of Costa Rica is expected to be obtained.

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

Financial Instruments: The Company uses futures to purchase corn and soy-bean meal, the primary ingredients in the chicken feed, as a strategy to hedge against price increases in corn and soy-bean meal. The Company is not involved in speculative trading and generally does not hedge anticipated transactions beyond 6 months. The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company must asses whether contracts effectively meet risk reduction criteria according to Company’s policy to determine proper accounting for the transaction.

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

Foreign Exchange Risk

The subsidiaries of the Company operate in Costa Rica and are exposed to market risk from changes in U.S. currency exchange rates. Foreign exchange risk derives from the fact that the Company makes its payments in U.S. dollars for the majority of its imported raw materials and bank facilities, and its revenues are mostly denominated in colones. The Company does not currently maintain a trading portfolio and does not utilize derivative financial instruments to manage such risks. To mitigate its exposure to variations in devaluations, the Company periodically increases sales prices of some of its products during the year, varies the product mix to those with higher profit and seeks efficiencies in its costs. In addition, the company seeks to increase its exports sales. For the six months ended March 31, 2004, export sales represented a 7.13% of total consolidated sales and presented an increase of 47.19% when compared to the six months ended March 31, 2003.

The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica (“BCCR”). For more than 20 years, BCCR has utilized the crawling peg method whereby the colon is devalued daily on a systematic basis.

As of March 31, 2004, the Company had outstanding indebtedness of approximately $42.89 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the six months ended March 31, 2004 in the devaluation of the colon/dollar exchange rate would be approximately $201,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of March 31, 2004, the Company had outstanding a total of approximately $43.87 million in loans which bear variable interest rates, based primarily on LIBOR or Prime Rate. A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect for the six months ended March 31, 2004, would result in a potential increase in interest expense of approximately $219,000. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company purchases its corn through the Chicago Board of Trade (“CBOT”) and has been actively hedging its exposure to corn price fluctuations since 1991. The Company’s strategy is to hedge against price increases in corn and soybean meal, and it is not involved in speculative trading. Contract terms range from one month to six months. The Company buys directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company’s hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company bases its target prices on the worst-case price assumptions (i.e. high prices). The prices paid by the Company for corn and soybean meal were 8.59% and 44.11% above its budgeted prices, respectively, for the six months ended March 31, 2004.

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

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. For the six months ended March 31, 2004, the Company recognized an ineffective gain of $18,316. The Company generally does not hedge anticipated transactions beyond 6 months.

For the six months ended March 31, 2004, a hypothetical 10% increase in the monthly price of corn and soybean meal would have resulted in an increase in cost of sales of approximately $1.7 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(3) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

10.1	Trust Agreement, dated September 22, 2003, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Consultores Financieros Cofin S.A., as Trustee and various of the Company’s lenders (translated from Spanish), as amended (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by Reference to the Company’s 10-K/A, as filed with the Commission on July 28, 2003.
(2)	Incorporated by Reference to the Company’s 10-KSB40, as filed with the Commission on October 13, 1995.
(3)	Incorporated by Reference to the Company’s Form 8-K/A, as filed with the Commission on October 9, 2003.

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

The Company filed a Current Report on Form 8-K dated January 15, 2004, under Item 5 relating to the announcement of its results of operations for the three months ended December 31, 2003.

The Company filed a Current Report on Form 8-K dated March 19, 2004, under Item 5 relating to the restructuring of a significant amount of its indebtedness.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICA FOODS, INC.

Dated: May 24, 2004	By	/s/ CALIXTO CHAVES
Calixto Chaves
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 24, 2004	/s/ CALIXTO CHAVES
Calixto Chaves
Chief Executive Officer

Dated: May 24, 2004	/s/ GINA SEQUEIRA
Gina Sequeira
Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002