Form 10-Q
period 2004-06-30
RICA FOODS INC
filed 2004-08-16
CIK 789881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of August 16, 2004, the number of shares issued and outstanding of the Company’s common stock, par value $0.001 per share was 12,864,321.

Item 1.	FINANCIAL STATEMENTS

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2004	September 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$490,720	$3,343,255
Short-term investments	24,131	2,469,301
Notes and accounts receivable	15,969,593	17,760,056
Due from related parties	—	1,415,821
Inventories	16,287,647	14,132,819
Deferred income taxes	359,268	255,064
Prepaid expenses	687,215	742,984

Total current assets	33,818,574	40,119,300
Property, plant and equipment	34,936,691	36,782,594
Long-term receivables-trade	308,629	627,831
Long-term investments	3,355,157	3,784,470
Other assets	7,076,968	7,782,744
Goodwill	1,452,357	1,555,828

Total assets	$80,948,376	$90,652,767

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,072,582	$17,195,317
Accrued expenses	3,305,294	3,320,497
Notes payable	9,929,855	36,547,238
Current portion of long-term debt	2,573,554	3,978,580
Due to stockholders	—	51,872

Total current liabilities	23,881,285	61,093,504
Long-term debt, net of current portion	32,951,054	6,727,905
Deferred income tax liability	2,116,925	2,101,856

Total liabilities	58,949,264	69,923,265
Minority interest	894,913	1,336,445
Stockholders’ equity:
Common stock	12,865	12,865
Preferred stock	1,180,838	2,216,072
Additional paid-in capital	25,800,940	25,800,940
Accumulated other comprehensive loss	(15,942,708)	(15,586,903)
Retained earnings	10,335,658	12,723,806

	21,387,593	25,166,780
Less:
Due from stockholders	—	(5,490,329)
Treasury stock, at cost	(283,394)	(283,394)

Total stockholders’ equity	21,104,199	19,393,057

Total liabilities and stockholders’ equity	$80,948,376	$90,652,767

The accompanying notes form an integral part of these consolidated financial statements

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Sales	$34,918,168	$31,074,055	$101,533,791	$97,066,466
Cost of sales	27,712,975	22,453,524	76,055,935	68,119,170

Gross profit	7,205,193	8,620,531	25,477,856	28,947,296
Operating expenses:
Selling	4,665,541	4,734,795	13,999,354	14,535,475
General and administrative	2,272,567	3,122,909	8,745,679	9,835,303

Total operating expenses	6,938,108	7,857,704	22,745,033	24,370,778
Income from operations	267,085	762,827	2,732,823	4,576,518
Other expenses (income):
Interest expense	1,040,602	1,042,255	3,235,338	3,268,528
Interest income	(48,877)	(387,373)	(602,926)	(1,186,714)
Foreign exchange loss, net	575,794	657,508	2,084,280	2,191,300
Provision for contingencies	—	—	416,380	—
Miscellaneous, net	(90,086)	(322,093)	(153,736)	(453,995)

Other expenses, net	1,477,433	990,297	4,979,336	3,819,119
Income (loss) before income taxes and minority interest	(1,210,348)	(227,470)	(2,246,513)	757,399
Provision (benefit) for income tax	110,864	(144,423)	38,490	423,536

Income (loss) before minority interest	(1,321,212)	(83,047)	(2,285,003)	333,863
Minority interest	9,240	16,966	37,622	52,812

Net income (loss)	(1,330,452)	(100,013)	(2,322,625)	281,051
Preferred stock dividends	14,546	34,794	65,522	102,161

Net income (loss) applicable to common stockholders	$(1,344,998)	$(134,807)	$(2,388,147)	$178,890

Basic earnings (loss) per share	$(0.10)	$(0.01)	$(0.19)	$0.01

Diluted earnings (loss) per share	$(0.10)	$(0.01)	$(0.19)	$0.01

Basic weighted average number of common shares outstanding	12,811,469	12,811,469	12,811,469	12,811,469

Diluted weighted average number of common shares outstanding	12,811,469	12,811,469	12,811,469	12,811,469

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,322,625)	$281,051
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,260,362	3,482,206
Production poultry	2,704,515	2,597,239
Allowance for inventory obsolescence	298,533	72,922
Derivative unrealized loss (gain)	213,900	(458,304)
Gain on sale of productive assets	5,788	(39,405)
Deferred income tax	(108,153)	67,633
Provision for doubtful receivables	187,106	230,403
Amortization of deferred debt costs	100,036	158,488
Minority interest	37,622	52,812
Changes in operating assets and liabilities:
Notes and accounts receivable	1,735,437	(1,243,700)
Inventories	(5,150,285)	(4,486,830)
Prepaid expenses	55,769	(30,875)
Accounts payable	(9,123,328)	7,401,418
Accrued expenses	(15,202)	353,414
Long-term receivables-trade	286,991	(16,422)

Net cash provided (used) by operating activities	(7,833,534)	8,422,050

Cash flows from investing activities:
Short-term investments	2,445,170	147,430
Long-term investments	174,398	(92,623)
Additions to property, plant and equipment	(3,270,576)	(3,508,652)
Proceeds from sales of productive assets	385,830	942,342
Change in other assets	(211,397)	(1,720,605)

Net cash used in investing activities	(476,575)	(4,232,108)

Cash flows from financing activities:
Preferred stock cash dividends	(103,144)	(154,973)
Short-term financing:
New loans	41,973,687	14,393,468
Payments	(69,345,992)	(13,573,455)

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine months ended June 30, 2004 and 2003

(Unaudited)

(Continued)

	2004	2003
Long-term financing:
New loans	36,800,287	812,724
Payments	(11,248,559)	(7,062,736)
Preferred shares repurchased	(513,232)	36,757
Due from stockholders and related party	6,854,873	—

Net cash provided (used) by financing activities	4,417,920	(5,548,215)

Effect of exchange rate changes on cash and cash equivalents	1,039,654	1,295,093
Decrease in cash and cash equivalents	(2,852,535)	(63,180)
Cash and cash equivalents at beginning of period	3,343,255	2,728,293

Cash and cash equivalents at end of period	$490,720	$2,665,113

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$3,164,222	$3,046,485

Income taxes	$167,361	$641,844

Supplemental Schedule of non-cash activities:
Benefits to Chief Executive Officer	$70,673	$205,690

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its subsidiaries: Corporacion Pipasa, S.A. and its subsidiaries (“Pipasa”) and Corporacion As de Oros, S.A. and its subsidiaries (“As de Oros”) (collectively the “Company”) that appear in this Quarterly Report on Form 10-Q. Rica Foods, Inc. owns 100% of the outstanding common stock of Pipasa and As de Oros. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2003, which are included in the Company’s Annual Report on Form 10-K. Management has included in the Company’s financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments, consisting only of normal and recurring items, necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three months and the nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2004. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management’s authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

NOTE 2 – RECLASSIFICATIONS

Certain reclassifications in the statement of cash flows have been made to the prior period to conform to current presentation.

NOTE 3 – INVENTORIES AND PRODUCTION POULTRY

Inventories consist of the following:

	June 30, 2004	September 30, 2003
	(Unaudited)
Finished products	$3,304,014	$4,022,884
In-process	3,058,816	2,257,042
Live poultry - net	3,410,487	3,101,915
Materials and supplies-net	1,573,532	1,653,093
Raw materials	1,926,390	2,732,675
Other	38,037	—
In-transit	2,976,371	365,210

	$16,287,647	$14,132,819

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

NOTE 5 – SEGMENT INFORMATION (Unaudited)

The following describes the performance by segment (in millions of U.S. dollars):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Sales, net:
Broiler	$14.25	$13.91	$43.14	$44.86
Animal feed	9.24	7.83	24.90	23.69
By-products	3.99	3.33	11.77	11.47
Exports	3.27	2.07	7.95	5.25
Quick service	1.78	1.84	5.81	5.61
Other	2.39	2.10	7.96	6.19

Total net sales	34.92	31.08	101.53	97.07
Income (loss) per segment:
Broiler	1.24	2.85	5.49	9.87
Animal feed	0.50	0.54	2.07	2.02
By-products	0.48	(0.08)	1.60	1.02
Exports	0.49	0.39	1.40	0.88
Quick service	0.08	0.11	0.60	0.32
Other	(0.25)	0.07	0.32	0.31
Corporate	(2.27)	(3.12)	(8.75)	(9.84)

Income from operations	0.27	0.76	2.73	4.58
Other expenses (income)	1.48	0.99	4.98	3.82

Income (loss) before income taxes and minority interest	$(1.21)	$(0.23)	$(2.25)	$0.76

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

Exports: The Company exports the majority of its products, including broiler chicken, by-products, animal feed and pet foods, primarily to Central America and the Dominican Republic. The Company also exports its products, to a lesser extent, to Honk Kong and Colombia.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (unaudited):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(1,330,452)	$(100,013)	$(2,322,625)	$281,051
Net change in derivative unrealized gain (loss)	479,538	(283,462)	39,363	(180,777)
Derivative loss to be recognized in cost of production during the next three months	—	(222,179)	—	(353,332)
Deferred loss recognized in cost of production during the period	—	6,186	174,537	112,862
Foreign currency translation adjustment	590,542	(796,242)	(569,704)	(2,220,652)

Total comprehensive loss	$(260,372)	$(1,395,710)	$(2,678,429)	$(2,360,848)

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

The contracts that effectively meet risk reduction criteria are recorded using cash flow hedge accounting. As of September 30, 2003 and 2002, the Company’s outstanding derivatives amounted to $37,275 and $115,028, respectively. As of June 30, 2004 and 2003, the Company’s outstanding derivatives amounted to $2,088 and $295,805, respectively. No ineffectiveness was recognized for the three and nine months ended June 30, 2004 and 2003.

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

NOTE 8 – DUE TO STOCKHOLDERS

Since the Company’s inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed (the ‘Guarantee Services”) the repayment of the various notes, loans and credit facilities of the Company and its various operating subsidiaries. As of June 30, 2004, Mr. Chaves provided Guarantee Services with respect to bank lines with a maximum principal balance of $1.5 million. As of June 30, 2004, Mr. Quesada did not provide any Guarantee Services to the Company. Mr. Quesada has not had in the past, nor does he currently have an obligation to provide Guarantee Services to the Company in the future.

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

For the nine months ended June 30, 2004 and 2003, the Company has incurred a Financial Service Fee to Mr. Chaves in the amount of $70,673 and $205,690, respectively, which amount was used to offset indebtedness owed by Mr. Chaves to the Company. The entire Financial Service Fee incurred by the Company during the nine months ended June 30, 2004 was incurred by the Company during the first quarter of fiscal 2004. As discussed below, the Company ceased compensating Mr. Chaves for the Guarantee Services effective December 31, 2003.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 9 – REPURCHASE OF PREFERRED STOCK

The board of directors of Pipasa and As de Oros on February 2, 2004 and January 30, 2004, respectively, authorized management to repurchase from the Asociacion de Empleados de Rica Foods, (“ASERICA”), a total of 146,431 and 70,774 shares (collectively, the “Preferred Shares”) of preferred stock of Pipasa and As de Oros, respectively. The purchase price of the Pipasa and As de Oros Preferred Shares was $346,001 and $167,231, respectively. The Preferred Shares were cancelled in May 2004.

The preferred stock of As de Oros is included in the “minority interest” line item in the accompanying consolidated balance sheet of the Company. The repurchase and subsequent cancellation of the As de Oros Preferred Shares has been recorded as a reduction to the minority interest.

As a result of the Company’s use of reverse merger accounting for the Company’s acquisition of Pipasa in 1996, Preferred Stock of Pipasa is included in the “preferred stock” line item in the accompanying balance sheet. The repurchase and subsequent cancellation of the Pipasa Preferred Shares has been recorded as a reduction to the preferred stock in the Company’s consolidated stockholders’ equity.

The Company translates its preferred shares, from Costa Rican colones to US dollars, using the historical exchange rates as of the date the preferred shares were issued. Accordingly, the value of the Preferred Shares of Pipasa and As de Oros in the balance sheet amounted to $1,035,234 and $441,532, respectively. The initial repurchase transaction of the Preferred Shares was recorded using the exchange rate as of the date in which the transaction took place, since the Company had the option to reissue the Preferred Shares. During May 2004, the decision was made by management to cancel the Preferred Shares. The difference between the amount of repurchase and the historical value of the Preferred Shares was recorded as an adjustment to Accumulated Other Comprehensive Loss in the June 30, 2004 balance sheet. As a result, Accumulated Other Comprehensive Loss has been reduced by $963,534 in the third quarter.

NOTE 10 – EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding according to SFAS No. 128, “Earnings per Share” (“SFAS 128”) which is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method. Because the Company has a simple capital structure there was no dilutive effect for the three and nine months ended June 30, 2004 and 2003.

The following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computation of diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) applicable to common stockholders	$(1,344,998)	$(134,807)	$(2,388,147)	$178,890

Denominator:
Denominator for basic earnings (loss) per share	12,811,469	12,811,469	12,811,469	12,811,469
Effect of dilutive securities:	—	—	—	—

Denominator for diluted earnings (loss) per share	12,811,469	12,811,469	12,811,469	12,811,469

Earnings (loss) per share:
Basic	$(0.10)	$(0.01)	$(0.19)	$0.01

Diluted	$(0.10)	$(0.01)	$(0.19)	$0.01

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 11 – PROVISION FOR CONTINGENCIES

As part of payroll related charges to the government of Costa Rica, the subsidiaries of the Company, are required to pay to the Instituto Nacional de Aprendizaje (“INA”), a Costa Rican Government institution, a monthly charge (the “INA Charge”) which is calculated by multiplying the subsidiaries’ total payroll by a percentage determined based upon the classification given to the Company’s operational activities (the “Percentage”). Since 1993, pursuant to a law enacted by the Costa Rican Congress, the Ministry of Agriculture has classified the Company’s operational activities as agricultural in nature.

However, in December 2003, the Company received an administrative petition from the INA (the “INA Petition”), indicating that, in accordance with article 19 of an administrative decree of the INA (the “Administrative Decree”), for purposes of determining the Percentage, the INA believes the Company’s operational activities should be classified as industrial in nature rather than agricultural in nature, and accordingly, should have been applying the Percentage applicable to industrial companies when calculating the INA Charge, instead of the Percentage applicable to agricultural companies. The applicable Percentage for agricultural companies is 0.5% while the applicable Percentage for industrial companies is 1.5%.

The Company has objected to the INA Petition and is currently analyzing the most appropriate legal avenue to challenge the INA Petition. As there can be no assurances regarding the outcome of any claim the Company may file with the Court, during the second quarter of 2004, the Company recorded a provision in the amount of $416,380 which the Company believes to be management’s most reasonable estimate of the amount the Company would be required to pay in the event it was required to comply with the INA Petition based on an analysis of the subsidiaries’ payroll. However, the Company believes that the amount of he Company’s liability in the event of an unfavorable outcome may be as large as $1 million. In addition to the provision, the Company has also recorded a deferred tax benefit in the amount of $124,914 related to the INA Charge.

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

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and with the Company’s unaudited consolidated interim financial statements as of June 30, 2004 and for the three and nine month period ended June 30, 2004 and 2003 contained herein.

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

During the nine months ended June 30, 2004, the Company did not incur any significant costs related to environmental compliance.

Results of operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

For the three months ended June 30, 2004, the Company generated net loss applicable to common stockholders of $1,344,998 ($0.10 basic loss per share), compared to a net loss applicable to common stockholders of $134,807 ($0.01 basic loss per share) for the three months ended June 30, 2003.

For the three months ended June 30, 2004, net sales and cost of sales increased by 12.4% and 23.4%, respectively. The increase in sales is primarily attributable to increases in sales in the exports, by-products and animal feed segments.

The increase in sales for the last two fiscal quarters is primarily the result of an overall increase in volume in all of the Company’s segments, in addition to a combination of increases in sales prices and improved distribution logistics in certain segments. Management believes the increase in sales in all of the segments is primarily due to marketing efforts, improvement in distribution logistics and an increase in sales to the existing local and foreign markets.

The increase in the cost of sales was primarily the result of the overall increase in sales and increases in the costs of raw material, such as corn and soybean meal which make up approximately 60% of the total cost of raw material, in addition to increases in the shipping costs associated with obtaining such raw material. For the three months ended June 30, 2004, the cost of corn and soybean meal increased by approximately 25.8% and 58.0%, respectively, when compared to the purchase price of such products for the three months ended June 30, 2003. Cost of sales was a greater percentage of sales for the quarter ended June 30, 2004 (79.4%) as compared to the quarter ended June 30, 2003 (72.3%) also primarily due to the increased cost of imported raw material.

The Company uses segment profit (loss) margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the net sales associated with the subject segment.

Broiler sales increased by 2.5% for the quarter ended June 30, 2004 when compared with the quarter ended June 30, 2003, primarily due to an increase in volume of approximately 4.4%. The profit margin for this segment decreased from 20.5% in the quarter ended June 30, 2003 to 8.4% in the quarter ended June 30, 2004, primarily due to an increase in the cost of imported raw material and variation in the sales mix to less profitable products.

Animal feed sales increased by 18.0% for the quarter ended June 30, 2004 when compared with the quarter ended June 30, 2003, mainly attributable to an increase in volume of 5.9% and an increase in sales prices. The increase in volume was primarily attributable to an increase in the number of distribution channels, an increase in the volume of purchases by current customers and an increase in the overall number of commercial feed brand. The profit margin for the animal feed segment decreased from 6.9% in the quarter ended June 30, 2003 to 5.8% in the quarter ended June 30, 2004, primarily as a result of an increase in the costs of imported raw material, which was partially offset by an increase in sales prices.

By-products sales increased by 19.7% for the quarter ended June 30, 2004 when compared with the quarter ended June 30, 2003, mainly due to an increase in the volume of by-product sales by 30.0%. The increase in sales is mainly attributable to the introduction of new product brands into the market and an increase in sales of certain product brands that the Company had been unable to produce in the comparable fiscal quarter of 2003, following the fire to the by-product processing plant in February 2003. The profit margin for by-products increased from a -2.3% in the quarter ended June 30, 2003 to 12.0% in the quarter ended June 30, 2004. During the quarter ended June 30, 2003, the Company incurred substantial costs associated with the renting of by-product production facilities while the Company’s by-product processing plant was being reconstructed following the February 2003 fire. The elimination of these rental costs was the primary reason for the increased profit margin for the quarter ended June 30, 2004, which increase was partially offset by an increase in the costs of imported raw material.

Export sales increased by 58.2% for the quarter ended June 30, 2004 when compared with the quarter ended June 30, 2003, mainly due to an increase in the number of pet food and commercial animal feed customers in Central America. In addition, in November 2003, the government of Honduras lifted its restriction on the import of poultry-related products which had been in place since March 2002 and the Company has once again initiated exporting poultry-related products to Honduras Profit margin decreased from 19.0% in the quarter ended June 30, 2003 to 15.0% in the quarter ended June 30, 2004, mainly due to an increase in the cost of imported raw material.

Quick service sales decreased by 3.3% for the quarter ended June 30, 2004 when compared with the quarter ended June 30, 2003. During the quarter ended June 30, 2004, the Company closed certain of its quick service restaurants in order to relocate such restaurants to larger, more populated locations. The Company anticipates that such restaurants will become operational in their new locations during the fourth quarter of 2004. This segment’s profit margin declined slightly from 5.8% in the quarter ended June 30, 2003 to 4.2% in the quarter ended June 30, 2004, mainly as a result of the decrease in sales.

Sales for the other products segment increased by 13.9% for the quarter ended June 30, 2004 when compared with the quarter ended June 30, 2003, mainly due to an increase in the sale of commercial eggs. This segment’s profit margin decreased from a positive margin of 3.3% to a loss margin of 10.4%, mainly due to the increase in the cost of imported raw material, partially offset by an increase in sales prices.

Operating expenses decreased by 11.7% or $919,596 for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. Operating expenses represented 19.9% and 25.3% of net sales for the three months ended June 30, 2004 and 2003, respectively.

For the three months ended June 30, 2004, selling expenses did not vary significantly, decreasing by $69,254 or 1.5%, when compared to the three months ended June 30, 2003. For the three months ended June 30, 2004, general and administrative expenses decreased by $850,342, or 27.2%, when compared to the three months ended June 30, 2003. This decrease in general and administrative expenses is mainly due to a reduction in the Company’s payroll and payroll related charges.

Other expenses increased by 49.2% for the three months ended June 30, 2004, when compared to the three months ended June 30, 2003, primarily as a result of a decrease in interest income. In addition, during the three months ended June 30, 2003, the Company received approximately $450,000 of cash dividends, included in net miscellaneous income, from its 10% ownership interest in Industrias Oleoginosas, S.A. (“INOLASA”), the only supplier of soybean meal in Costa Rica. The Company has not received any dividends from its investment in INOLASA in the current fiscal year.

The Company’s provision for income tax was $110,864 for the three months ended June 30, 2004, compared to an income tax benefit of $144,423 for the three months ended June 30, 2003. The income tax benefit for the quarter ended June 30, 2003 was primarily due to the Company’s downward adjustment of its income tax provision for the three months ended June 30, 2003 due to lower expected income tax for fiscal year 2003. Effective tax rates for the fiscal quarters ended June 30, 2004 and 2003 were –9.2% and 63.5%, respectively.

Results of operations for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003.

For the nine months ended June 30, 2004, the Company generated net loss applicable to common stockholders of $2,388,147 ($0.19 basic loss per share), compared to a net income applicable to common stockholders of $178,890 ($0.01 basic earnings per share) for the nine months ended June 30, 2003.

For the nine months ended June 30, 2004, net sales increased by 4.6% or $4.5 million and cost of sales increased by 11.7% or $7.9 million when compared to the nine months ended June 30, 2003. The increase in overall sales is primarily attributable to an increase in the sales in the exports, animal feed and others segments, partially offset by a decrease in sales in the broiler segment during the first quarter of fiscal 2004.

For the nine months ended June 30, 2004, the cost of imported corn and soybean meal increased by approximately 15.7% and 49.2%, respectively, when compared to the cost of such materials for the nine months ended June 30, 2003. Cost of sales was a greater percentage of sales for the nine months ended June 30, 2004 (74.9%) as compared to the nine months ended June 30, 2003 (70.2%) primarily due to increases in the costs of imported raw material.

Broiler sales decreased by 3.9% for the nine months ended June 30, 2004 when compared with the nine months ended June 30, 2003, primarily due to a decrease in the volume of broiler sales by approximately 0.7%. The profit margin for this segment decreased from 22.0% for the nine months ended June 30, 2003 to 12.7% for the nine months ended June 30, 2004, primarily due to an increase in the cost of imported raw material.

Animal feed sales increased by 5.1% for the nine months ended June 30, 2004 when compared with the nine months ended June 30, 2003, primarily due to an increase in sales prices, partially offset by a 5.3% decrease in the volume of animal feed sales, particularly commercial feed. The profit margin for animal feed decreased slightly from 8.5% for the nine months ended June 30, 2003 to 8.3% for the nine months ended June 30, 2004, primarily due to an increase in the cost of imported raw material, partially offset by an increase in sales prices and variations in the sales mix to more profitable products.

By-products sales increased by 2.6% for the nine months ended June 30, 2004 when compared with the nine months ended June 30, 2003, mainly due to an increase in the volume of 1.7%. The profit margin for by-products increased from 8.9% for the nine months ended June 30, 2003 to 13.7% for the nine months ended June 30, 2004, mainly due to an increase in the sale of products with higher profit margins and the elimination of rental costs for by-product processing facilities following the successful reconstruction of the Company’s by-product processing plant following a fire in February 2003, partially offset by an increase in the cost of imported raw material.

Export sales increased by 51.5% for the nine months ended June 30, 2004 when compared with the nine months ended June 30, 2003, mainly due to an increase in the number of fertile egg, pet food and commercial animal feed customers in Central America. In addition, in November 2003, the government of Honduras lifted its restriction on the import of poultry-related products which had been in place since March 2002 and the Company again initiated exporting poultry-related products to Honduras.

Profit margin in the export segment increased from 16.8% for the nine months ended June 30, 2003 to 17.6% for the nine months ended June 30, 2004, mainly due to a variation in the product mix to more profitable products, partially offset by an increase in the cost of imported raw material.

Quick service sales increased by 3.5% for the nine months ended June 30, 2004 when compared with the nine months ended June 30, 2003 mainly due to increases in sales prices and expansion of the Company’s marketing efforts. This segment’s profit margin increased from 5.8% for the nine months ended June 30, 2003 to 10.3% for the nine months ended June 30, 2004, mainly as a result of increases in the sales prices for quick service products and variations in the sales mix to more profitable products.

Sales for the other products segment increased by 28.8% for the nine months ended June 30, 2004 when compared with the nine months ended June 30, 2003, mainly due to an increase in the sale of commercial eggs. This segment’s profit margin did not vary significantly decreasing from 4.9% to 4.0%, mainly due to an increase in the cost of imported raw material.

Operating expenses decreased by 6.7% or $1.6 million for the nine months ended June 30, 2004 when compared to the nine months ended June 30, 2003. Operating expenses represented 22.4% and 25.1% of net sales for the nine months ended June 30, 2004 and 2003, respectively.

For the nine months ended June 30, 2004, selling expenses decreased by 3.7% or $536,121, when compared to the nine months ended June 30, 2003. This decrease in mainly due to a reduction in the Company’s vehicle leasing expenditures as a result of the company’s purchase of distribution trucks and a decrease in expenditures related to the renting of frozen storage containers as a result of a decrease in the Company’s broiler inventory levels.

For the nine months ended June 30, 2004, general and administrative expenses decreased by 11.1% or $1,089,624 when compared to the nine months ended June 30, 2003. This decrease in general and administrative expenses is mainly due to a reduction in the Company’s rental expenses, a decrease in payroll and payroll related charges and a decrease in depreciation and amortization expenses.

Other expenses increased by 30.4% for the nine months ended June 30, 2004, when compared to the nine months ended June 30, 2003, primarily as a result of an decrease in interest income, the receipt of annual dividends from INOLASA in the third fiscal quarter of fiscal 2003 and the recognition of a pretax charge of approximately $416,000 to provision for a payroll related charge to a Costa Rican government institution “Instituto Nacional de Aprendizaje” (the “INA Charge”) during the three months ended March 31, 2004. See footnote 11 for further discussion of the INA Charge

The Company’s provision for income tax was $38,490 for the nine months ended June 30, 2004, compared to an income tax expense of $423,536 for the nine months ended June 30, 2003, mainly due to a decrease in the Company’s estimated taxable income and an increase in deferred income tax benefit related to the provision recorded for the INA Charge. Effective rates for the nine months ended June 30, 2004 and 2003 were -1.7% and 55.9%, respectively.

Financial condition

As of June 30, 2004, the Company had approximately $490,000 in cash and cash equivalents. As of June 30, 2004 and September 30, 2003, the Company had a working capital surplus of approximately $9.9 million and a working capital deficit of approximately $21.0 million, respectively. The current ratios were 1.42 and 0.66 as of June 30, 2004 and September 30, 2003, respectively.

Cash used by operating activities for the nine months ended June 30, 2004 amounted to approximately $7.8 million compared to cash provided by operating activities of approximately $8.4 million for the nine months ended June 30, 2003.

The increase in cash used by operating activities is primarily the result of a reduction in Net income ($2.6 million) and the reversal of the rate of Account payable growth to Account payable reduction ($16.5 million). The reduction in Accounts payable was primarily the result of targeted efforts by management of the Company to reduce the Company’s short-term liabilities as a result of the Company’s improved working capital position.

Cash used for Inventory amounted to $5.2 million and $4.5 million for the nine months ended June 30, 2004 and 2003, respectively. The increase in the use of cash for Inventory for the nine months ended June 30, 2004 relative to the nine months ended June 30, 2003 was primarily due to an increase in the level of in-transit raw material ($2.6 million), purchase of live poultry ($2.9 million) and In-process material ($822,000), which increase was partially offset by decreases in the level of Finished Products ($660,000) and Raw materials ($806,000). Depreciation and amortization was a large relatively steady amount of non-cash expense for the nine months ended June 30, 2003 ($3.5 million) and 2004 ($3.3 million). Similarly, the amortization of Production poultry was a large, relatively stable, source of cash for the nine months ended June 30, 2004 ($2.7 million) and 2003 ($2.6 million).

The increase in cash used by operating activities was partially offset by an increase in the rate of cash collected for Notes and Account receivable ($3.0 million).

Cash used by investing activities was approximately $476,000 for the nine months ended June 30, 2004, compared to approximately $4.2 million for the nine months ended June 30, 2003. The Company’s decrease in the utilization of cash for investing activities was primarily due to the liquidation of short term investments (approximately $2.3 million) and a decrease in the rate of acquisition of other assets ($1.5 million). This decreased utilization of cash from investing activities was partially offset by a decrease in the cash provided by sales of assets ($556,000). For the nine months ended June 30, 2004, the use of cash for property, plant and equipment ($3.3 million) was primarily related to the Company’s purchase of production equipment and delivery vehicle fleet.

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

The Company believes it will need at a minimum funds of approximately $1.5 million for investment activities during the remainder of fiscal year 2004, which figure includes the Company’s remaining projected investment of $1.1 million in Logistica.

Cash provided by financing activities amounted to approximately $4.4 million for the nine months ended June 30, 2004, compared to cash used by financing activities of approximately $5.5 million for the nine months ended June 30, 2003. The cash provided by financing activities was primarily generated by short-term financings ($41.9 million), long-term financings ($36.8 million) and the repayment by Calixto Chaves, the Chief Executive Officer, of his aggregate outstanding indebtedness to the Company ($6.9 million). These funds were principally used to refinance short-term financings ($69.3 million), to refinance and repay long-term financings ($11.2 million) and to fund the Company’s operations.

In addition, on February 2, 2004 and January 30, 2004, Pipasa and As de Oros repurchased from ASERICA a total of 146,431 and 70,774 shares of their respective preferred shares for $346,001 and $167,231, respectively. In May 2004, the preferred shares were cancelled. See Note 9 for further discussion.

Debt Utilization

The Company’s obligations under short-term and long-term debt and operating leases as of June 30, 2004 are as follows:

		Payments due by period
	Total	Less than 1 Year	1-3 years	4-5 years
Short-term debt	$9,929,855	$9,929,855	$—	$—
Long-term debt	35,524,608	2,573,554	29,375,302	3,575,752
Leases	456,335	209,819	246,516	—

Total	$45,910,798	$12,713,228	$29,621,818	$3,575,752

The Company projects that it will need to satisfy at least $12.7 million of short-term debt, long-term debt and capital lease payments within the twelve months ended June 30, 2005. The Company also projects that it will seek to acquire the use of an additional $1.5 million of property, plant and equipment and other assets during the remainder of fiscal 2004. The use of such assets may be secured by purchase or lease.

Debt Restructure

During the quarter ended June 30, 2004, the Company restructured a significant portion of its debt obligations, significantly decreasing its outstanding short term indebtedness and correspondingly increasing its outstanding long-term indebtedness (the “Debt Restructuring”). As of June 30, 2004, the Company had approximately $9.9 million and $35.5 million of short term and long term debt, respectively, in contrast to approximately $36.0 million and $7.9 million of short term and long term debt outstanding as of March 31, 2004.

As of March 31, 2004, the Company’s aggregate outstanding indebtedness totaled approximately $43.9 million. Of this $43.9 million, approximately $26.0 million of the approximately $38.8 million owed to three lenders, Banco Internacional de Costa Rica (“BICSA”), Banco Agricola de Cartago (“Agricola”) and Banco Interfin (“Interfin”) (collectively, the “Participating Lenders”), was secured by a trust (the “Trust”) formed by the Company to which the Company contributed or pledged substantially all of the assets of the Company’s wholly-owned subsidiaries (the “Subsidiaries”) in accordance with the terms of a trust agreement entered into by the Company in September 2003 (the “Trust Agreement”). The Trust Agreement was amended on May 21, 2004 (as discussed in greater detail below). As of March 31, 2004, approximately $12.8 million owed to BICSA was unsecured and the remaining approximately $5.1 million was owed to the of the Company’s lenders who were not signatories to the Trust Agreement (the “Non-Participating Lenders”). As of March 31, 2004 one of the Non-Participating Lenders, Banco de Costa Rica (“BCR”), holding liens aggregating to approximately $2.2 million was collateralized with property with an estimated fair market value of $3.3 million.

Of the $36.0 million of short-term debt outstanding as of March 31, 2004, approximately $31.1 million of such short-term debt was payable to BICSA pursuant to twenty two letters of credit, maturing between April 2004 and September 2004. As of March 31, 2004, the Company had also borrowed approximately $1.6 million of long-term debt from BICSA, pursuant to two promissory notes that each bore interest at a rate of 8.5%, maturing in November and December 2005, respectively.

Pursuant to the Debt Restructuring, on May 31, 2004, the Company satisfied 11 short term promissory notes in the aggregate principal amount of $21.9 million and the Company issued BICSA a new promissory note, maturing on August 31, 2005 (the “2005 BICSA Note”). The 2005 BICSA Note accrues interest at an annual rate of 8.50% and is an unsecured obligation of the Company. Between March 31, 2004 and June 30, 2004, the Company also borrowed an additional $8.0 million from BICSA, pursuant to five unsecured promissory notes, bearing interest at rates ranging from 5.5% to 7.5% and maturing between November 2004 and December 2004 and made approximately $7.7 million in payments to BICSA in respect of outstanding indebtedness.

Accordingly, as of June 30, 2004, the Company’s aggregate indebtedness to BICSA totaled approximately $33.0 million, including (i) approximately $10.2 million of short-term indebtedness and (ii) approximately $22.8 million of long-term indebtedness. The $10.2 million of short-term debt owed to BICSA as of June 30, 2004 is payable to BICSA pursuant to fifteen US dollar denominated promissory notes, which bear interest at rates ranging from 5.5% to 9.5%. The promissory notes mature between July 2004 and December 2004. The $22.8 million of long-term debt owed to BICSA as of June 30, 2004 is payable to BICSA pursuant to three US dollar denominated promissory notes, each bearing interest at a rate of 8.5% and maturing between August 2005 and December 2005. As of June 30, 2004, approximately $2.6 million of the aggregate amount of short-term and long-term indebtedness owed to BICSA was secured by the Trust. The remaining $30.4 million of indebtedness was unsecured by the Company.

Of the $36.0 million of short-term debt outstanding as of March 31, 2004, approximately $3.9 million of such short-term debt was payable to Interfin pursuant to five promissory notes, bearing interest at rates ranging from 7.75% to 8.25% and each maturing in May 2004. As of March 31, 2004, the Company had also borrowed approximately $533,000 of long-term debt from Interfin pursuant to a promissory note payable in January 2007.

Pursuant to the Debt Restructuring, on May 21, 2004 the Company entered into an agreement (the “Interfin Agreement”) with Interfin pursuant to which the Company restructured its outstanding debt obligations to Interfin and borrowed an additional $2.1 million of funds from Interfin. Pursuant to the Interfin Agreement, the parties agreed that the Company’s aggregate outstanding indebtedness of approximately $6.1 million (the “Interfin Indebtedness’) to Interfin will have the following terms: (i) $3.1 million of such indebtedness, denominated in U.S. dollars, will bear interest an annual rate of 6.5% and (ii) $3.0 million of such indebtedness, denominated in Costa Rican colones, will bear interest at an annual rate of 17.5%. Interest on the Interfin Indebtedness will be payable on a trimester basis. The aggregate principal amount of the Interfin Indebtedness plus all accrued interest will be due on May 21, 2009. The aggregate Interfin Indebtedness is secured by the Trust.

Pursuant to the Debt Restructuring, the Company also restructured the terms of its $1.5 million of aggregate indebtedness to Agricola (the “Agricola Indebtedness”). As of March 31, 2004, the aggregate Agricola Indebtedness, denominated in U.S. dollars and bearing interest at the rate of 7%, was scheduled to mature in May 2004. On May 3, 2004, the Company entered into an agreement with Agricola pursuant to which the parties have agreed that the Agricola Indebtedness will be denominated in colones and will bear interest at the rate of 17.5%. Interest on the Agricola Indebtedness will be payable on a trimester basis. The aggregate principal amount of the Agricola Indebtedness plus all accrued interest will be due in May 2009. $1.1 million of the Agricola Indebtedness is secured by property valued at $1.9 million and approximately $400,000 is secured by the Trust.

Pursuant to the Debt Restructuring, the Company also restructured the terms of its $2.2 million of aggregate indebtedness (the “BCR Indebtedness”) to BCR. As of March 31, 2004, the aggregate BCR Indebtedness, denominated in U.S. dollars and bearing interest at the rate of 5.9% was scheduled to mature in May 2004. On June 17, 2004, the Company entered into an agreement with BCR pursuant to which the parties have agreed that the BCR Indebtedness will be denominated in colones and will bear interest at the rate of 17.75%. Following a one-year grace period, interest on the BCR Indebtedness will be payable on a trimester basis. The aggregate principal amount of the BCR Indebtedness plus all accrued interest will be due in June 2011. Prior to the Debt Restructuring, the BCR Indebtedness was collateralized with property with an estimated fair market value of $3.3 million. Currently, the aggregate BCR indebtedness remains secured by the same property.

Amendment of Trust Agreement

As part of the Debt Restructuring, on May 21, 2004, the Company entered into an amendment to the Trust Agreement (the “Trust Agreement Amendment”).

The Trust Agreement Amendment modifies the Trust to reflect the current Participating Lenders: BICSA, Interfin, Agricola and BCR. Additionally, the Trust Agreement Amendment modifies certain other provisions of the Trust, some of which are described below. (The Trust, as modified by the Trust Agreement Amendment, is hereinafter referred to as the “Modified Trust”).

The Modified Trust may secure up to an aggregate amount of US$44 million of indebtedness, which indebtedness could take the form of loans, bonds, or other extensions of credit.

The Trust Agreement Amendment provides for a new Trustee, Banco Improsa, S.A. The Trust Agreement Amendment further modifies the Trust by granting certain rights to, as well as imposing certain obligations upon the Trustee, including granting to the Trustee the same rights as a creditor with regards to any mortgages transferred to the Trust and endorsed to the Trustee.

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

In accordance with the Trust Agreement Amendment, a board of beneficiaries will be established to represent and protect the rights of the Participating Lenders under the Modified Trust (the “Board of Beneficiaries”). The Board of Beneficiaries will be comprised of one representative of each of BICSA, Agricola, Interfin, BCR, and, in the event the Company issues certain debt securities, Sama Puesto de Bolsa S.A. The board will have certain rights vis-à-vis the Company and the Trustee including, without limitation, the right to receive and review certain financial information provided by the Subsidiaries; notify the Participating Lenders of a situation that might impair the Trust Assets; appoint a replacement Trustee (from three candidates chosen by the Subsidiaries); instruct the Trustee to cancel certain mortgages and other liens over the Trust Assets or to release certain Trust Assets; and represent the Participating Lenders in certain decisions, in each case in accordance with the conditions of the Modified Trust and applicable law. All decisions of the Board of Beneficiaries will be made upon a majority vote of its members, with the President of the Board of Beneficiaries having a tie-breaking vote.

All provisions of the Trust Agreement and the Trust not modified by the Trust Agreement Amendment are anticipated to remain unchanged.

The Trust Agreement Amendment provides that the Trust will terminate upon the performance by the Subsidiaries of all of their obligations under the credit agreements between the Participating Lenders and the Subsidiaries, including the repayment of all of the outstanding indebtedness owed to the Participating Lenders.

Short-term debt

As of June 30, 2004 and September 30, 2003, the Company had issued short-term promissory notes with respect to an aggregate of approximately $9.9 million and $36.5 million, respectively. These notes payable consist of the following:

	June 30, 2004	September 30, 2003
Loans payable in U.S. Dollars	$9,690,688	$36,436,852
Loans payable in Colones	239,167	140,652
Less deferred debt issuance costs	—	(30,266)

	$9,929,855	$36,547,238

The Company’s notes payable primarily originate from bank commitments and are mainly utilized to support operations of the Company. As of June 30, 2004 and September 30, 2003, $2.6 million and $30.2 million of the notes payable were secured by the Trust. Notes payable are generally due from July 2004 through February 2005 and bear annual interest rates ranging from 4.50% to 9.50% with respect to US dollar denominated debt and from 18.00% to 21.45% with respect to colones denominated debt.

Long-term debt

As of June 30, 2004 and September 30, 2003, the Company had incurred long-term debt in the aggregate amount of approximately $35.5 million to nine lenders and $10.7 million to eleven lenders, respectively. Long-term debt consists of the following:

	June 30, 2004	September 30, 2003
Bank loans denominated in U.S. dollars	$28,293,460	$10,560,639
Bank loans denominated in Costa Rican colones	7,324,595	188,443
Less: Deferred debt issuance costs	(93,447)	(42,597)

	35,524,608	10,706,485
Less: Current portion	2,573,554	3,978,580

	$32,951,054	$6,727,905

Bank loans are due from October 2004 to June 2011 and bear annual interest rates in dollars from 1.98% and 8.5% with respect to US dollar denominated debt and from 10.0% to 21.45% with respect to colones denominated debt. The Company defers debt issuance costs and then amortizes such costs over the term of the debt.

Future payments on long-term debt as of June 30, 2004 are as follows:

Year	Amount
2005	$2,573,554
2006	24,809,725
2007	2,242,664
2008	2,322,912
2009	2,556,505
2010	1,019,248

$8.04 million of the long-term indebtedness is secured by the Trust and approximately $3.8 million of the long-term indebtedness is secured by other collateral provided by the Company with an estimated fair market value of approximately $6.8 million.

As a general practice in Costa Rica, banks require high-ranking executives of the companies to serve as guarantors of loans. Accordingly, Mr. Calixto Chaves and/or Mr. Jorge Quesada personally guaranteed (the “Guarantee Services”) the repayment of certain lines of credit, and certain short and long-term bank lines. As of June 30, 2004, Mr. Chaves had provided Guarantee Services with respect to bank lines with a maximum principal balance of $1.5 million. As of June 30, 2004, Mr. Quesada did not provide any Guarantee Services to the Company. Mr. Quesada has not had in the past, nor does he currently have an obligation to provide Guarantee Services to the Company in the future.

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

Potential Acquisitions

In June 2004, the Company entered into a non-binding letter of intent with Industrias Avicolas Integradas, S.A (“Indavinsa”), a Nicaraguan corporation, regarding an investment in or acquisition of Indavinsa. In Nicaragua, Indavinsa is the fourth largest producer of broiler products, and the third largest producer of animal feed products. Pursuant to the letter of intent, Rica has been granted the exclusive right for six months to negotiate with Indavinsa regarding an investment in or acquisition of Indavinsa. Under the letter of intent, Indavinsa has agreed for a period of six months to, among other things (i) provide Rica audited financial statements; (ii) disclose to Rica any requested information regarding its business, operations, licenses, assets, debts and liabilities; (iii) continue its operations in good faith by maintaining the quality and good performance shown in the past; and (iv) refrain from entering into any agreement to sell, dispose or transfer its business, assets or controlling shares, with any party other than Rica. There can be no assurances that Rica and Indavinsa will ever agree to consummate any form of transaction and, if a transaction is consummated, the timing of such transaction.

The Company is continuing to explore the acquisition of majority of the outstanding common stock of Avicola Core Etuba Ltda. (“Core”), a Brazilian corporation engaged in the production and distribution of poultry. The Company would acquire the majority of the outstanding stock of Core from the Company’s Chief Executive Officer. The Company is closely evaluating the performance of Core to determine if, when and how the Company should integrate its business with Core and has postponed indefinitely an investment in Core.

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

To mitigate its exposure to variations in devaluations, the Company periodically increases sales prices of some of its products during the year, varies the product mix to those with higher profit and seeks efficiencies in its costs. In addition, the company seeks to increase its exports sales. For the nine months ended June 30, 2004, export sales represented a 7.8% of total consolidated sales and presented an increase of 51.5% when compared to the nine months ended June 30, 2003.

The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica (“BCCR”). For more than 20 years, BCCR has utilized the crawling peg method whereby the colon is devalued daily on a systematic basis.

As of June 30, 2004, the Company had outstanding indebtedness of approximately $37.9 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the nine months ended June 30, 2004 in the devaluation of the colon/dollar exchange rate would be approximately $175,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of June 30, 2004, the Company had outstanding a total of approximately $45.5 million in loans which bear variable interest rates, based primarily on LIBOR or Prime Rate. A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect for the nine months ended June 30, 2004, would result in a potential increase in interest expense of approximately $324,000. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company purchases its corn through the Chicago Board of Trade (“CBOT”) and has been actively hedging its exposure to corn price fluctuations since 1991. The Company’s strategy is to hedge against price increases in corn and soybean meal, and it is not involved in speculative trading. Contract terms range from one month to nine months. The Company buys directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company’s hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company bases its target prices on the worst-case price assumptions (i.e. high prices). The prices paid by the Company for corn and soybean meal were 10.1% and 35.6% above its budgeted prices, respectively, for the nine months ended June 30, 2004.

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

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. For the nine months ended June 30, 2004, the Company recognized an ineffective gain of $18,316. The Company generally does not hedge anticipated transactions beyond 6 months.

For the nine months ended June 30, 2004, a hypothetical 10% increase in the monthly price of corn and soybean meal would have resulted in an increase in cost of sales of approximately $2.8 million.

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

Effective August 1, 2004, the Board of Directors of Rica Foods, Inc. (the “Company”) appointed each of Victor Oconitrillo, Alfonso Gutierrez, Carlos Ceciliano and Eladio Villalta (collectively, the “New Directors”) to fill four of the vacancies on the Board of Directors created by the resignations of Calixto Chaves, Monica Chaves, Jorge Quesada, Federico Vargas and Jose Vidal discussed below. In addition, as of the same date, the Board of Directors appointed Mr. Oconitrillo as President and Chairman of the Board, Mr. Gutierrez as Secretary of the Company and Mr. Villalta as Treasurer of the Company. As discussed further below, each of the New Directors have had experience working and/or consulting with the Company’s wholly owned subsidiaries (the “Subsidiaries”) since at least December of 2003.

Effective between August 1, 2004 and August 5, 2004, each of Calixto Chaves, Monica Chaves, Jose Vidal, Federico Vargas and Jorge Quesada resigned from the Board of Directors of the Company.

In addition, as of the same date, Mr. Chaves resigned as President and Chairman of the Board of the Company, Ms. Chaves resigned as Secretary of the Company, Mr. Quesada resigned as Treasurer of the Company and Carlos Zamora resigned as Chief Operating Officer of the Company. None of Mr. Chaves, Ms. Chaves, Mr. Quesada, Mr. Zamora, Mr. Vargas or Mr. Vidal indicated upon resignation, or otherwise, that he or she disagreed with the Company on any matter relating to the Company’s operations, policies or practices.

On December 22, 2003, Mr. Chaves, Ms. Chaves, Jose Pablo Chaves, Comercial Angui and certain other shareholders sold (the “Stock Sale”) common stock representing approximately 77.2% of the Company’s issued and outstanding shares of common stock to Avicola Campesinos, Inc. (“Avicola”). Mr. Oconitrillo – through Mavipel, S.A., a Costa Rican corporation owned by his spouse, Elsie Roman, and Mr. Gutierrez – through Quirinal, S.A., a Costa Rican corporation owned by him, indirectly beneficially own approximately 38.3% and 2.8%, respectively, of Avicola’s equity.

In connection with the Stock Sale, Mr. Oconitrillo was appointed as President of and a member of the Boards of Directors of the Company’s Subsidiaries, Mr. Gutierrez was appointed as Secretary of and a member of the Boards of Directors of the Subsidiaries, and Mr. Villalta was appointed as Treasurer of and a member of the Boards of Directors of the Subsidiaries. In addition, Mr. Ceciliano was appointed as Supervisor of the Subsidiaries’ Boards of Directors.

Mr. Oconitrillo, in addition to being appointed as President of the Board of Directors each of the Company’s Subsidiaries, has served, from August 1994 until the present, as the General Manager and as a director of Grupo Consolidado SAMA, S.A. (“SAMA”), a privately held financial advisory corporation, and certain of its privately held affiliated companies, including Inversiones Sama, S.A., Puesto de Bolsa, Sama Internacional (G.S.), S.A. and Sama Valores (G.S.), S.A. Mr. Oconitrillo received his Bachelor’s Degree in Sociology and his Masters in Business Administration with an emphasis in international business from the National University. Since 1982, Mr. Oconitrillo has also been accredited as a stock broker with the Bolsa Nacional de Valores, S.A, the Costa Rican stock exchange.

Mr. Gutierrez, in addition to being appointed as Secretary of the Company’s Subsidiaries, has worked, from 1976 until the present, as an attorney for a private law firm owned by him. Mr. Gutierrez has also served as President of SAMA’s Board of Directors from November 2002 until the present. Mr. Gutierrez received his Licenciatura in Law from the Universidad de Costa Rica in 1976 and has engaged in post-graduate study in commercial law from the Instituto de Comercial y Comparado Lorenzo Moss.

Mr. Villalta, in addition to being appointed as Treasurer of the Company’s Subsidiaries in August 2003, worked from 1988 until June 1993, as an Independent Accounting Advisor to Conferencia Episcopal. Mr. Villalta retired in June 1993. Mr. Villalta has served as a member of the Board of Directors of SAMA from April 2003 until the present. Mr. Villalta received his Licenciature in Business Administration with an emphasis in accounting from the Universidad de Costa Rica and has engaged in post-graduate study at the University CEARA de Brasil and the University of California in Los Angeles. Mr. Villalta is a Certified Public Accountant.

From June 2002 until the present, Mr. Ceciliano has served as the President of Ceciliano Consultores, S.A., a business consulting firm which he owns and operates. From June 1974 until September 2000, Mr. Ceciliano was a partner in Ceciliano y Compania, a Costa Rican privately held accounting firm. Mr. Ceciliano has also served as the Supervisor of the Board of Directors of SAMA from 1976 until the present. Mr. Ceciliano received his Bachelor’s Degree in Economics and Social Science with an emphasis in business administration from the University of Costa Rica.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

10.1	Trust Agreement, dated September 22, 2003, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Consultores Financieros Cofin S.A., as Trustee and various of the Company’s lenders (translated from Spanish), as amended (3)

10.2	Amendment to Trust Agreement, dated May 21, 2004, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Banco Improsa, S.A. as Trustee and various of the Company’s lenders (translated from Spanish)*

10.3	Promissory Note dated May 31, 2004 from Corporacion Pipasa, S.A. to Banco International de Costa Rica, S.A.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by Reference to the Company’s 10-K/A, as filed with the Commission on July 28, 2003.

(2)	Incorporated by Reference to the Company’s 10-KSB40, as filed with the Commission on October 13, 1995.

(3)	Incorporated by Reference to the Company’s Form 8-K/A, as filed with the Commission on October 9, 2003.

The following is a list of Current Reports on Form 8-K filed during the third quarter of fiscal 2004:

The Company filed a Current Report on Form 8-K, dated May 24, 2004, under Item 5 and Item 7 relating to the amendment of the Trust Agreement and the Company’s continuing debt restructuring process.

The Company filed a Current Report on Form 8-K, dated May 25, 2004, under Item 5 and Item 7 relating to the Company’s results of operations for the quarter ended March 31, 2004.

The Company filed a Current Report on Form 8-K, dated June 25, 2004, under Item 5 and Item 7 relating to the Company’s execution of a non-binding letter of intent with Indavinsa.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICA FOODS, INC.

Dated:	August 16, 2004	By	/s/ CALIXTO CHAVES
Calixto Chaves Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	August 16, 2004	/s/ CALIXTO CHAVES
Calixto Chaves Chief Executive Officer

Dated:	August 16, 2004	/s/ GINA SEQUEIRA
Gina Sequeira Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Description

10.2	Amendment to Trust Agreement, dated May 21, 2004, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Banco Improsa, S.A. as Trustee and various of the Company’s lenders (translated from Spanish)

10.3	Promissory Note dated May 31, 2004 from Corporacion Pipasa, S.A. to Banco International de Costa Rica, S.A.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002