Form 10-K
period 2004-09-30
RICA FOODS INC
filed 2005-01-03
CIK 789881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-18222

RICA FOODS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0432572
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Wachovia Financial Center 200 South Biscayne Boulevard, Suite 4530 Miami, FL	33131
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 858-9480

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, as of March 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the price at which the common equity was last sold on the American Stock Exchange on such date ($6.20) was $17,959,125.

The number of shares outstanding of the Registrant’s common stock, par value $0.001 per share (the Common Stock), as of the latest practicable date, December 22, 2004, was 12,864,321.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RICA FOODS, INC.

PART I

ITEM 1. BUSINESS

Background

Rica Foods, Inc. (the “Company”) was incorporated under the laws of the State of Utah on February 6, 1986 and undertook a public offering of its securities in 1987. In April 1994, the Company changed its state of incorporation from Utah to Nevada.

Business of the Company

During the fiscal year ended September 30, 2004, the Company’s operations were principally conducted through two, wholly owned Costa Rican corporations, Corporacion Pipasa, S.A. (“Pipasa”) and Corporacion As de Oros, S.A. (“As de Oros”) and their respective subsidiaries. Effective October 1, 2004, As de Oros merged with and into Pipasa (the “Merger”). Pursuant to the Merger and in accordance with Costa Rican law, all assets, liabilities, rights and obligations of As de Oros were transferred to and assumed by Pipasa.

Prior to the Merger, Pipasa and As de Oros, founded in 1969 and 1954, respectively, were the largest poultry companies in Costa Rica. Subsequent to the Merger, Pipasa is the largest poultry company in Costa Rica. According to information provided by the Costa Rican Chamber of Poultry Producers, Camara Nacional de Avicultores de Costa Rica (“CANAVI”), during the fiscal year ended September 30, 2004, Pipasa and As de Oros collectively comprised approximately 55% of the poultry market in Costa Rica, and based upon a poll conducted by the Company in August 2004, Pipasa and As de Oros collectively comprised approximately 37% of the animal feed market in Costa Rica. During the 2004 fiscal year, the main activities of Pipasa and As de Oros included the production and sale of fresh and frozen poultry, processed chicken products, commercial eggs and concentrate for livestock and domestic animals. All such activities continue to be carried out by Pipasa subsequent to the Merger. Both Pipasa and As de Oros have been in the poultry business for more than 30 years with more than 15 years of experience in exports. Planeta Dorado, S.A., a Costa Rican corporation wholly owned by As de Oros prior to the Merger and currently wholly owned by Pipasa, also operates a chain of 28 fried chicken quick service restaurants in Costa Rica called “Restaurantes As” and “Kokoroko”.

The Company’s subsidiaries own a total of 80 urban and rural outlets throughout Costa Rica, three modern processing plants and four animal feed plants. Due to similar business activities, the combined operations of the subsidiaries have traditionally permitted the Company to achieve operational efficiencies. The Company expects that the Merger will increase the Company’s branding, operating, administrative and marketing efficiency.

The Company promotes its brand names through advertisements and marketing events and considers its subsidiaries to be among the most recognized Central American chicken producers, supplying chicken in Costa Rica to Burger King, McDonalds, Quizno’s, Church’s Chicken, Denny’s, Tony Roma’s, Hardee’s, Kentucky Fried Chicken, Pizza Hut franchises, Price Smart, Taco Bell, Price Smart and Gerber Products companies.

The Company’s subsidiaries do not depend on the sale of any one product but rather offer a variety of products available at a range of prices and presentations. The Company produces and markets over 1,000 different products to meet consumer demands, which the Company believes represents an important strategic advantage.

Segments

Information regarding the Company’s segments for the last three fiscal years is set forth in Note 16 to the Company’s consolidated financial statements for fiscal year 2004, 2003 and 2002. Such information is incorporated herein by reference. The following is a brief description of the main business segments of the Company:

Broiler Chicken: Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats, according to information provided by the Junta de Fomento Avicola, a Costa Rican governmental institution. Poultry is a generic product, consumed at all social levels and is not defined by geographic markets. The Company’s brand name for broiler chicken, chicken parts, mixed cuts and chicken breasts is Pipasa(TM). Polls and consumer information gathered by the Company indicate that the majority of Costa Ricans eat chicken at least one to three times a week. Chicken is sold to institutional customers, schools, hospitals, hotels, supermarkets, restaurants and small grocery stores.

Animal Feed: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses, shrimp and domestic pets. The Company’s animal feed products are sold through the Ascan(TM), Aguilar y Solis(TM), Mimados(TM), Kan Kan (TM), Dog Pro™, Salvaganado™, Astrocan™ and Nutribel(TM) brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through the Mimados(TM), Dog Pro(TM), Kan Kan (TM), Astrocan™ and Ascan(TM) brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to high income levels.

By-products: By-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. The Zaragoza (TM) brand name includes chicken, beef and pork by-products. The Company’s chicken by-products are sold through the Kimby(TM), Tiquicia(TM), Chulitas(TM), Zaragoza(TM), Rocadinos™ and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets, and sales are predominantly driven by price. The Kimby(TM) brand name is the leading seller of chicken by-products in Costa Rica.

Exports: Subsidiaries of the Company export different products to all countries in Central America, Colombia and the Dominican Republic and make occasional exports to Hong Kong. The Company exports the majority of its products, including broiler chicken, by-products, animal feed and pet foods.

Quick Service: Corporacion Planeta Dorado, S.A. operates 25 restaurants (the “Restaurants”) located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. The Restaurants distinguish themselves from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

Corporate Segment: Corporate is responsible for the treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include general and administrative expenses and the Company’s amortization of goodwill. This segment does not generate any revenue for the Company. See Note 16 of the Notes to Consolidated Financial Statements for corporate segment information.

Other: This segment includes sales of commercial eggs, non-recurring sales of fertile eggs, fertilizers and raw material, among others.

Distribution Network

The Company has a distribution fleet consisting of approximately 230 product distribution trucks and supervision vehicles. Poultry delivery trucks are equipped with refrigeration chambers to ensure delivery of fresh products daily, thus maintaining the Company’s reputation for fresh quality products. In addition, the Company uses independent distributors to deliver larger quantities of animal feed to some of its customers.

The Company’s products are sold throughout Costa Rica, through owned or leased delivery trucks, urban and rural retail outlets that may also be owned or leased, supermarket chains and independent distributors. A majority of the total distribution of the Company’s products is conducted through the Company’s urban retail outlets and delivery trucks, with a smaller portion through rural outlets. The remaining distribution is serviced through the Company’s processing plants. The retail outlets, mostly located in urban areas, are exclusively dedicated to the sale of the Company’s products and most of these outlets are rented by the Company. As of September 30, 2004, the Company had a customer database of approximately 23,000 customers who purchase products on a regular and occasional basis.

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

Raw Materials

Corn and soybean meal are the primary raw materials used as components for the Company’s products. Corn and soybean meal purchases for fiscal year 2004 represented approximately 45% of the total cost of goods sold and approximately 70% of raw material costs. Historically, the Company has been able to obtain a satisfactory supply of these materials.

The Company imports all of its corn from the United States of America through the Chicago Board of Trade (“CBOT”) and uses commodity futures and forward purchasing for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity purchases. See Item 7 for a more detailed discussion of the Company’s forward purchasing contracts for raw materials. The price of corn and soybean meal, like most grain commodities, is fairly volatile and requires constant and daily hedging in order to minimize the effect of price increases on the Company’s profit margin. Changes in the price of corn can significantly affect the Company’s profit margin.

The Company purchases its soybean meal from Industrias Oleaginosas, S.A. (“INOLASA”), a Costa Rican corporation, in which the Company holds a 10% equity interest. In Costa Rica, there is an applicable 5% tax for soybean meal imports, which is not levied if such imports are purchased through INOLASA. If for any reason INOLASA cannot deliver the soybean meal to the Company, the Company can buy its soybean meal directly from suppliers located in the United States or South America. Thus far, the Company has never had to purchase soybean meal directly from suppliers other than INOLASA.

Customer Relations

The majority of the Company’s customers are located in Costa Rica. No single customer accounted for more than 10% of total consolidated sales, and the Company believes that the loss of any single customer would not have a material adverse effect on the Company’s business.

Backlog of Orders

As of September 30, 2004, the Company had no material backlog of sales orders.

Competition

Although the Company is significantly larger and better established than any one of its domestic competitors, the Company believes it does face competitive pressures. The Company’s principal competitors are other vertically integrated chicken companies domiciled in Costa Rica, who the Company believes have a market share of approximately 45% of the broiler market. The Company believes that its experience, economies of scale, and brand recognition are the primary barriers to entry for other domestic competitors. The Company’s local market share also could potentially be threatened by foreign competition. The Company believes that the likelihood of a threat by foreign competitors is low for several reasons. First, the Company has a strong reputation for producing high quality products at a reasonable price. Additionally, consumers in Costa Rica prefer fresh chicken to frozen chicken. Due to transportation constraints and distance, the Company believes foreign competitors would have to sell frozen chicken if they were to sell chicken in Costa Rica.

The Agriculture Ministry in Costa Rica together with the private industry sector of Costa Rica monitors all chicken entering the country to prevent the spread of Newcastle Disease in Costa Rica. The market in Costa Rica is also assisted by tariff agreements at the present time. Chicken importers must pay duties as dictated by the World Trade Organization (“WTO”) (Formerly, General Agreement on Trade and Tariffs, (the “GATT”)). These agreements were reached at the Uruguay Round of the GATT negotiations, which are scheduled to end in 2004. Unless all of the WTO participants agree otherwise, the quotas and tariffs established for 2004 will continue to apply in subsequent years. The agreements provide for quotas and scaled tariffs, and permit only a limited quota for certain broiler chicken cuts to enter the Costa Rican market at a preferential duty. These agreements provide that for fiscal year 2004, only 1,285 metric tons (“MT”) of poultry meat and 150 MT of poultry by-products can be imported to Costa Rica from countries outside of the Central American Common Market. This quota is taxed at a rate of 34% for poultry, 29% for poultry sausages and 19% for poultry patties. Amounts in excess of these quotas are subject to a 150% tariff, except for whole chicken, patties and breast cuts, which are subject to a 40% tariff. Unless all of the WTO participants agree otherwise, the quotas and tariffs established for 2004 will continue to apply in subsequent years.

The United States is currently in negotiations with the Dominican Republic and five Central American countries, including Costa Rica, Guatemala, Honduras, Nicaragua and El Salvador, to establish a Central American Free Trade Agreement (“CAFTA”), which among other things, addresses the reduction of restrictions on the export of broiler meat by the United States to these Central American countries. The Costa Rican poultry industry has been actively participating in the CAFTA negotiations with respect to the establishment of quotas for chicken imports to Costa Rica. As of the date of this report, no agreement has been reached between Costa Rica and the CAFTA participants. All of the other CAFTA participants have reached an agreement with respect to quotas for poultry imports. Pursuant to such agreement, quotas for poultry imports will gradually increase over a period from approximately twelve to seventeen years.

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

Employee Compensation and Incentives

As of October 30, 2004, the Company employed approximately 3,300 persons.

The Company believes it has good relations with its employees. Private companies in Costa Rica typically support their own workers’ associations instead of organized unions. These associations offer various benefits for their employees. The Company believes that the success of the worker’s association, Asociacion Solidarista de Empleados de Rica Foods (“ASERICA”), and the fact that there has never been a strike at the Company’s facilities, reflects the quality of the management team and its ability to keep the Company’s employees satisfied. ASERICA provides certain recreational facilities, healthcare and pension benefits as well as financial services to the Company’s employees. This association is among the largest workers’ associations in Costa Rica.

Salaries in Costa Rica are increased twice a year as dictated by the government in order to counterbalance the effect of inflation and increases in the cost of living.

At the present time, labor laws in Costa Rica require all companies to make a severance payment under certain conditions. Pursuant to such laws upon an employee’s termination without cause death or retirement all companies in Costa Rica must make a payment equivalent to 5.6% of such employee’s yearly gross salary for every year of his employment up to 8 years of labor as part of a severance payment. An employee who resigns voluntarily or is terminated for cause forfeits his right to any severance benefit. Since 1991, the Company has waived the 8-year limit dictated by the labor law, and pays severance based on the total number of years of service. The Company is also required by Costa Rican law to deposit an additional 3% of each employee’s yearly gross salary into a pension fund.

The Company deposits every month in ASERICA 5.33% of each employee’s yearly gross salary as part of severance pay, and the employees are required to make a monthly deposit equivalent to 4% of their monthly salary as part of a savings program. In February of each year, ASERICA pays each employee 1.33% of the 5.33% deposited by the Company for such year. Amounts paid or transferred to ASERICA may not completely cover the severance payment at the time the employee leaves, since the severance payment calculation is based on the average of the last 6 months’ salary. Any remaining amount owed by the Company must be settled when the employee leaves the Company. As of September 30, 2004, the Company has recorded an accrual in the amount of approximately $211,861 for future severance payments, which has been included in accrued expenses. The Company believes this amount is adequate based on past experience.

All employees in Costa Rica are protected by obligatory insurance with the Caja Costarricense de Seguro Social (“CCSS”) and the Instituto Nacional de Seguros (“INS”), which are the government’s social security and insurance programs, respectively. All companies in Costa Rica must pay the CCSS and the INS 25% and 1.1% of each employee’s monthly salary, respectively. The CCSS pays 60% of the employee’s normal salary during the periods in which the employee is unable to work. In addition to these benefits, employees must pay a total of 8% of their monthly salary to the CCSS in order to receive healthcare, pension and maternity care benefits.

Employees of the Company are provided with a profit sharing program. If either one of the Company’s subsidiaries has a successful year and generates profits in excess of certain budgeted levels, such entity will distribute a percentage of its net income to its employees (the “Incentive”). This Incentive is calculated monthly and distributed every two months. The Company encourages its employees to develop a career with the Company, and accordingly, in conjunction with a local university, the Company offers preferential rates for its employees. The main goal of the program is developing the Company’s future management team. In addition, the Company’s human resources department offers in-house and outside training for its employees in various fields, in order to assure quality in all areas. The Company did not distribute any Incentives to its employees during the fiscal years ended September 30, 2004 and 2003, pursuant to the profit sharing program.

On May 29, 1998, the Company adopted the 1998 Stock Option Plan (the “Plan”). Under the Plan, 200,000 shares of the Company’s Common Stock are reserved for issuance upon the exercise of options. The plan is designed to serve as an incentive for retaining and attracting persons and/or entities that provide services to the Company and its subsidiaries. As of September 30, 2004, there were no options outstanding under this Plan.

On November 29, 2004, the Board of Directors of the Company granted, effective October 15, 2004 (the “Grant Date”), a total of 120,000 options (the “Director Options”) to purchase shares of the Company’s common stock to two of its current directors. In addition, on the same date, as consideration for past services to the Company, the Company granted 10,000 options (collectively with the Director Options, the “Options”) to purchase shares of the Company’s common stock to one of its former directors. The Options vested upon issuance and are exercisable at any time during the period (the “Exercise Period”) commencing on the three month (3rd) anniversary of the Grant Date and terminating on the six month (6th) anniversary of the Grant Date (the “Expiration Date”).

The Options have an exercise price of $4.40 and the closing quoted market price per share on the date of grant was $5.21. The Company accounts for equity-based awards granted to employees and directors under APB No. 25 under which compensation cost is recognized for stock options granted below market value and amortized over the appropriate service period. The 120,000 options granted on October 15, 2004 to the two current directors have a value of $97,200 which will be amortized as compensation expense ratably over the fiscal year ended September 30, 2005. The Options granted to the former director have been accounted for in accordance with SFAS No. 123 using the fair value method of accounting, and accordingly, $12,825 pertaining to the 10,000 options granted to such former director have been accrued for as compensation expense in fiscal year 2004.

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

The grow-out contract farmers are a group of 142 farmers who own their own land and facilities. These farmers have a long-term contract with the Company to raise the baby chicks to adult birds. During fiscal year 2004, grow-out contract farmers supplied approximately 70% of the total number of chickens needed by the Company. These farmers are paid according to the weight and quality of the chickens produced and the mortality rate of the chickens raised. The Company provides veterinary services and offers vaccines and chicken feed to the farmers at wholesale prices. Regardless of whether the Company or grow-out contract farmers raise the chickens, they are regularly inspected for immune deficiencies, vitamin levels and general diseases. By working in conjunction with these grow-out contract farmers, the Company has greater flexibility to increase or decrease the number of chickens raised depending on the Company’s growth objectives.

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

Environmental Compliance

The Company has been and is practicing appropriate environmental policies such as reforesting, processing and recycling of waste, producing organic fertilizer, building oxidation lagoons and sewage treatment plants. The Company’s compliance with environmental laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company’s financial position and results of operations. For fiscal year 2004, the Company did not make any significant investment in environmental projects.

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

Acquisitions and Potential Acquisitions

On December 27, 2004, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Industrias Avicolas Integradas, S.A (“Indavinsa”), a Nicaraguan corporation, pursuant to which the Company acquired all of the assets related to Indavinsa’s animal feed concentrate segment in exchange for (i) the Company’s cancellation of approximately $5.1 million of receivables owed by Indavinsa, which was the amount due to the Company from Indavinsa as of December 27, 2004, and (ii) an approximate $1.1 million account payable to Indavinsa by the Company. The primary assets acquired include an animal feed plant, including silos for storage of grain, grow-out farms for chickens and feedlot facilities for cattle. None of the acquired assets are encumbered based on background investigations performed on such assets. The Company believes that Indavinsa is the third largest producer of animal feed products in Nicaragua.

As of September 30, 2004, Indavinsa owed the Company an aggregate of approximately $6.6 million. In October 2004, the Company collected $2.0 million from Indavinsa (the “October Payment”). As a result of the October Payment and the cancellation of approximately $5.1 million of receivables owed by Indavinsa, as of December 27, 2004, pursuant to the Asset Purchase Agreement, it is the Company’s belief that the amount due from Indavinsa as of September 30, 2004, is not impaired.

The Company is continuing to explore the acquisition of a majority of the outstanding common stock of Avicola Core Etuba Ltda. (“Core”), a Brazilian corporation engaged in the production and distribution of poultry. If the acquisition is pursued, the Company would acquire the majority of the outstanding stock of Core from the Company’s Chief Executive Officer. The Company continues to closely evaluate the performance of Core to determine if, when and how the Company should integrate its business with Core. The Company has postponed indefinitely the acquisition of Core.

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and As de Oros entered into a Stock Purchase Agreement pursuant to which As de Oros agreed to acquire from Port Ventures 2,040 shares of common stock (the “Shares”) of Logistica de Granos, S.A., representing 51% of the issued and outstanding shares of capital stock of Logistica, for a purchase price of US $2,580,000. During fiscal year 2003, As de Oros remitted approximately $1.4 million or 55% of the Purchase Price to Port Ventures (the “Remitted Payment”) in exchange for bills of exchange, recorded as part of other non-current assets on the Company’s balance sheet. The closing of the purchase and sale of the Shares is subject to: (i) the final grant by the Government of Costa Rica of the Concessions and (ii) the execution of definitive agreements between the Government of Costa Rica and each of the Port Companies regarding the construction and operation of Puerto Caldera. Port Ventures has agreed that As de Oros need not make any further payments pursuant to the Stock Purchase Agreement until the Concessions are finally ratified. The Company expects to obtain more information regarding when, and if, the definitive approval of the Government of Costa Rica is expected to be obtained during the second quarter of fiscal year 2005 and to re-evaluate its alternatives at such time.

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

ITEM 2. PROPERTIES

The Company conducts its operations through its production facilities and executive offices, which are all located in Costa Rica. During the fiscal year ended September 30, 2004, all facilities were owned by the Company’s subsidiaries, Pipasa and As de Oros (the “Subsidiaries”). Following the Merger, Pipasa owns all of such facilities. The Company owns seven processing plants, two hatcheries, and various other grow-out farms, retail outlets, and restaurants. Among other things, the Subsidiaries have transferred or pledged substantially all of their real properties and personal assets, including, among other things, its processing plants, hatcheries, grow-out farms, restaurants and retail outlets to the Trust (as defined below) to secure outstanding indebtedness of the Company. The corporate offices of the Subsidiaries and the most important processing plants are located in the central valley of Costa Rica. Grow-out farms are located in urban and rural areas.

On September 22, 2003 the Company entered into a trust agreement (the “Trust Agreement”) pursuant to which it restructured certain of its debt obligations. The Company contributed or pledged substantially all of the assets of the Subsidiaries, except for the assets pledged to other lenders as discussed below, to a trust (the “Trust”), which, as of September 30 2004, secured the Subsidiaries’ obligations with respect to $16.5 million of indebtedness owed to four financial institutions (the “Participating Lenders”). On May 21, 2004, the Company entered into an amendment to the Trust Agreement (the “Modified Trust”). The Modified Trust may secure up to an aggregate amount of US$40.0 million of indebtedness, which indebtedness could take the form of loans, bonds, or other extensions of credit. The assets of the Modified Trust currently include real estate properties and their corresponding mortgages, registered equipment and certain intellectual property (trademarks and brand names) (the “Trust Assets”) of the Subsidiaries. All other types of assets previously in the Trust have been released from the Trust by the Trustee. Under the terms of the Trust Agreement, as amended, the appraised value of the Trust Assets must, at all times, be equal to or greater than 125% of the aggregate amount of the indebtedness secured by the Trust. So long as this 125% threshold is met and subject to certain other conditions set forth in the Modified Trust, the Subsidiaries may solicit the Trustee for the release of some of the Trust Assets. The Trust Agreement, as amended, provides that additional lenders may execute and become subject to the terms of the Trust Agreement if the value of the Trust Assets continues to be equal to or greater than 125% of the aggregate amount of the indebtedness secured by the Trust.

As of September 30, 2004, the Company had also pledged property, plant and equipment valued at approximately $5.3 million to secure the Subsidiaries’ obligations with respect to approximately $3.2 million in indebtedness owed to the Participating Lenders, which indebtedness is not secured by the Modified Trust. In addition, the Company has pledged property, plant and equipment valued at approximately $532,000 as of September 30, 2004 to secure the Subsidiaries’ obligations with respect to approximately $479,000 in indebtedness owed to a lender who was not a signatory to the Modified Trust.

Each of the Company’s business segments utilize most of the Company’s primary properties. The following contains descriptions of the principal facilities:

Production Area

The production area includes the following divisions: Animal Feed Production, Breeder, Hatcheries, Grow-out division, Broiler Processing, and By-products Processing. The production capacities are described below:

The Company owns four processing plants for its Animal Feed division. These plants perform activities that include grinding grains, mixing flour and packing different types of animal feed products. The facilities have a maximum capacity to produce an aggregate of approximately 397,000 tons of animal feed annually. On December 27, 2004, the Company purchased the animal feed concentrate segment of Indavinsa and, in connection with such purchase, acquired Indavinsa’s animal feed production facilities. The Indavinsa animal feed facilities have a maximum capacity to produce an aggregate of approximately 48,000 tons of animal feed annually. The assets acquired from Indavinsa also include 10 silos that have a capacity to store approximately 21,000 tons of grain. The Breeder division facilities are composed of galleys, which have a maximum capacity to produce approximately 58 million fertile eggs annually. The breeder hens are imported from the United States when they are one-day old. The Hatchery division consists of two incubation plants. The plants’ incubation and hatching halls can be expanded to increase production. The Company expects that these plants will fulfill production needs for many years. The incubation facilities produce approximately 43 million chicks annually. One day after birth, chicks are transferred to the Grow-out division. During this stage, the chicks receive three types of diet, according to growth requirements.

The growth stage lasts approximately 43 to 45 days. The Company owns 15 grow-out farms, and leases 142 contracted grow-out farms where owners of these farms provide service needed to grow the chicks. The Company transfers these farmers’ one-day old chicks, animal feed, and provides veterinary services, technical advice and other services. Once chicks reach a target weight, the Company pays the farmers an agreed upon fee for the chickens. The facilities’ production capacity is approximately 35 million chickens annually, which includes grow-out farmers. The Broiler division is divided into slaughter and pluck, coolers and retailers, packing and cuts and sub-products processes. The facilities have a maximum production capacity of approximately 60 million kilograms annually.

The By-products Processing division is divided into sausage, formed, packaging, oven and cooking areas. The facilities production capacity is approximately 11.2 million kilograms annually.

Distribution

Distribution is conducted through retail outlets in Costa Rica, the majority of which are leased. There are a total of 25 restaurants, the majority of which are also leased.

Administrative Area

Administrative offices of the Company are located in La Ribera de Belen, Heredia, Costa Rica. The staff, administrative, marketing and financial headquarters of the Subsidiaries are located in La Ribera de Belen, Heredia, Costa Rica.

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

On December 29, 2003, Pipasa entered into a settlement agreement (the “Settlement Agreement”) with Polaris Holding Company Polaris pursuant to which Mr. Chaves provided Polaris with a one-time payment in the amount of $1,950,000 (the “Settlement Amount”) in exchange for Polaris’ agreement to dismiss any and all litigation instituted against Pipasa and release any and all claims which they have or may have against Pipasa in connection with the litigation, except for any claim that may arise in connection with the Indemnification Obligation (as defined below). In addition, Polaris has agreed to release its security interest in the certain collateral, which is currently valued at approximately $5 million. Mr. Chaves has entered into an agreement with the Company pursuant to which he has acknowledged and agreed that his payment of the Settlement Amount is neither an equity investment in the Company nor a loan to the Company.

Pipasa has attempted to secure the participation of Aero in the settlement but Aero has been relatively unresponsive. As of the date of the Settlement Agreement, Aero had not yet agreed to participate in the settlement.

Because Aero has not agreed to participate in the settlement, as a condition of the Settlement Agreement, Pipasa agreed to enter into an indemnification agreement with Polaris pursuant to which Pipasa has agreed to indemnify Polaris in the event that Aero initiates any claims against Polaris (the “Indemnification Obligation”). The parties have filed the definitive settlement documents with the courts of Costa Rica. On November 3, 2004, the Florida lawsuit was dismissed with prejudice.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has been listed on the American Stock Exchange (“AMEX”) under the symbol RCF since May 14, 1999 and prior to that date traded on the NASDAQ National market under the symbol RICA.

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

The price range per share, reflected in the table below, is the highest and lowest sale price for our stock as reported by the AMEX during each quarter of the last two fiscal years.

		High	Low
Fiscal Year 2004
Fourth Fiscal Quarter	(07/1/04 to 09/30/04)	$6.21	$5.20
Third Fiscal Quarter	(04/1/04 to 06/30/04)	$6.50	$6.00
Second Fiscal Quarter	(01/1/04 to 03/31/04)	$6.66	$1.20
First Fiscal Quarter*	(10/1/03 to 12/31/03)	$1.48	$0.62

Fiscal Year 2003
Fourth Fiscal Quarter*	(07/1/03 to 09/30/03)	N/A	N/A
Third Fiscal Quarter*	(04/1/03 to 06/30/03)	N/A	N/A
Second Fiscal Quarter	(01/1/03 to 03/31/03)	$1.01	$0.92
First Fiscal Quarter	(10/1/02 to 12/31/02)	$1.07	$0.66

*	As indicated above, trading of the Company’s common stock resumed on October 13, 2003.

As of December 22, 2004, the Company had 12,811,469 shares of Common Stock outstanding and approximately 1,000 holders of record of such stock, and no shares of preferred stock were outstanding as of that date.

Dividends

The Company has never paid any dividends on its common stock. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future based on its expected operating cash flow requirements (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources). The Nevada General Corporation Law prohibits the Company from paying dividends or otherwise distributing funds to its stockholders, except out of legally available funds. The declaration and payment of dividends on the Company’s common stock and the amount thereof will be dependent upon the Company’s results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. No assurance can be given that the Company will pay any dividends on common stock in the future.

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

On November 29, 2004, the Board of Directors of the Company granted, effective October 15, 2004 (the “Grant Date”), a total of 120,000 options (the “Director Options”) to purchase shares of the Company’s common stock to two of its current directors. In addition, on the same date, as consideration for past services to the Company, the Company granted 10,000 options (collectively with the Director Options, the “Options”) to purchase shares of the Company’s common stock to one of its former directors. The Options vested upon issuance and are exercisable at any time during the period (the “Exercise Period”) commencing on the three month (3rd) anniversary of the Grant Date and terminating on the six month (6th) anniversary of the Grant Date (the “Expiration Date”).

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included elsewhere in this Form 10-K. The data as of September 30, 2004 and 2003 and for the fiscal years ended September 30, 2004, 2003 and 2002, are derived from the Company’s audited consolidated financial statements for fiscal years 2004, 2003 and 2002 included elsewhere in this Form 10-K. The data as of September 30, 2002, 2001 and 2000 and for the fiscal years ended September 30, 2001 and 2000 is derived from the Company’s audited financial statements not included in this Form 10-K.

	2004	2003	2002	2001	2000
	(In thousands of US dollars, except share and per share data)
Sales	138,512	127,905	130,665	127,336	123,628
Cost of sales	104,748	91,454	87,487	86,841	83,757
Income from operations	2,974	4,500	9,908	5,694	6,385
Income (loss) before income taxes and minority interest	(3,486)	(523)	4,180	1,188	3,725
Net income (loss) applicable to stockholders	(3,473)	(930)	2,917	1,349	2,889
Basic earnings (loss) per common share	(0.27)	(0.07)	0.23	0.11	0.24
Diluted earnings (loss) per common share	(0.27)	(0.07)	0.23	0.11	0.24
Total assets	80,603	90,653	90,847	90,850	88,182
Long-term debt, net of current portion	34,677	6,728	16,018	20,890	21,821
Basic weighted average number of shares outstanding	12,811,469	12,811,469	12,811,469	12,810,021	11,874,190
Diluted weighted average number of shares outstanding	12,811,469	12,811,469	12,811,469	12,810,021	11,878,474

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

During the fiscal year ended September 30, 2004, the Company’s operations were principally conducted through two, wholly owned Costa Rican corporations, Pipasa and As de Oros and their respective subsidiaries. Effective October 1, 2004, As de Oros merged with and into Pipasa (the “Merger”). Pursuant to the Merger and in accordance with Costa Rican law, all assets, liabilities, rights and obligations of As de Oros were transferred to and assumed by Pipasa. The Merger was accounted for as entities under common control, whereby Pipasa recognized the assets and liabilities of As de Oros that were merged at their book value as of the date of the Merger (i.e., there has been no step up in basis). In addition, the Company will continue to include at the consolidated level, the remaining goodwill that resulted from the Company’s initial acquisition of As de Oros, which acquisition was accounted for under the purchase method of accounting. Accordingly, the Merger will not have any effect on the consolidated financial statements of the Company. As of the date of the Merger, all of As de Oros’ issued preferred shares had been repurchased, and there was no minority interest outstanding in As de Oros.

The Company is the largest poultry company in Costa Rica, and is among the largest producer and distributor of animal feed in Costa Rica. The Company, through its subsidiaries, also owns and operates a chain of quick service restaurants in Costa Rica operated under the name “Restaurantes As” and “Kokoroko”.

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

Fiscal Year 2004 compared to Fiscal Year 2003

For the year ended September 30, 2004, the Company generated a net loss applicable to common stockholders of $3,473,935 ($0.27 losses per share) compared to a net loss applicable to common stockholders of $930,396 ($0.07 losses per share) for the year ended September 30, 2003.

For the year ended September 30, 2004, Sales and Cost of Sales increased by 8.29% and 14.54%, respectively. During the 2004 fiscal year, the Company realized an increase in sales in each operating segment, especially sales in the animal feed, by-products, exports and other segments. The Company believes the overall increase in sales is primarily attributable to increased marketing efforts, higher sales prices and an improvement in distribution logistics. Although sales increased in each segment in fiscal year 2004, Management cannot assure that this trend will continue in the future.

The increase in the Cost of Sales was primarily the result of:

•	the overall increase in sales;

•	increases in the costs of raw material, such as corn and soybean meal which make up approximately 70% of the total cost of raw material; and

•	increases in the shipping costs associated with obtaining such raw material.

For fiscal year 2004, the cost of corn and soybean meal increased by approximately 17.60% and 46.42%, respectively, when compared to the cost of such products for fiscal year 2003. Cost of Sales as a percentage of Sales was higher in fiscal 2004 (75.62%) than fiscal 2003 primarily due to the increased cost of imported raw material.

In July 2004, the Company entered into forward contracts with certain of its corn suppliers for the purchase of approximately $6.9 million of corn. Deliveries under such corn forwards contracts commenced in November 2004. The Company estimates that this supply of corn will satisfy the Company’s needs for approximately four months. Pursuant to these corn forwards contracts, the Company is generally required to make payments under the contract fifteen days prior to the date of shipment. The Company expects to make such payment with funds from operations or short-term financing.

In addition, in July 2004, the Company entered into forward contracts with INOLASA for the purchase of approximately $5.24 million of soybean meal. Deliveries under such soybean meal forwards contracts commenced in November 2004. The Company estimates that this supply of soybean meal will satisfy the Company’s needs for approximately four months. Payments under these soybean meal forward contracts are due 22 days after receipt of the soybean meal. The Company expects to pay outstanding invoices with funds from operations or short-term financing.

The following describes the performance by segment (in millions of U.S. dollars) for following fiscal years ending September 30, 2004, 2003 and 2002:

	2004	2003	2002
Segments:
Sales, net
Broiler	$58.53	$58.22	$67.87
Animal Feed	34.89	31.51	26.00
By-Products	16.37	14.94	14.78
Exports	10.40	7.45	7.94
Quick Service	7.68	7.43	5.58
Other	10.64	8.35	8.50

Total net sales	138.51	127.90	130.67

Segment Profit (Loss)

Broiler	7.45	12.03	16.89
Animal Feed	2.26	2.71	3.40
By-Products	2.03	1.12	2.68
Exports	1.67	1.38	0.80
Quick Service	0.54	0.18	0.06
Other	0.47	(0.07)	0.13
Corporate	(11.45)	(12.85)	(14.05)

Income from operations	2.97	4.50	9.91
Other non-operating expenses	6.46	5.33	5.73

Extraordinary gain:
By-Products - Reconstruction of processing plant	—	0.31	—

Income (loss) before taxes and minority interest	$(3.49)	$(0.52)	$4.18

The Company uses segment profit (loss) margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the net sales associated with the subject segment.

Broiler sales increased by 0.5% for fiscal year 2004 when compared to fiscal year 2003, primarily due to an increase in the volume of broiler sales by approximately 2.3%. The profit margin for this segment decreased from 20.7% in fiscal year 2003 to 12.7% in fiscal year 2004, primarily due to an increase in the cost of imported raw material. During the third and fourth quarter of fiscal year 2004, the volume of broiler sales increased by 4.4% and 12.0%, respectively, as compared to the comparable quarters of fiscal year 2003. Management believes that the increase in the volume of broiler sales during the most recent two quarters is mainly attributable to an improvement in distribution logistics, including, but not limited to, variation in the routes of delivery trucks to increase efficiency, decreased frequency of customer visits and consolidation of the clientele of Pipasa and As de Oros in addition to marketing efforts emphasizing the Pipasa™ brand name.

Animal feed sales increased by 10.7% for fiscal year 2004 when compared to fiscal year 2003, primarily due to an increase in sales prices and an increase in the percentage of sales of higher priced products. Sales volume did not vary significantly, increasing by 0.30%. However, during the third and fourth quarter of fiscal year 2004, the volume of animal feed sales increased by 5.6% and 18.1%, respectively, as compared to the comparable quarters of fiscal year 2003. The profit margin for this segment decreased from 8.6% in fiscal year 2003 to 6.5% in fiscal year 2004, primarily due to an increase in the cost of imported raw material, which was partially offset by an increase in sales prices and variations in the sales mix to more profitable products.

By-products sales increased by 9.5% for fiscal year 2004 when compared with fiscal year 2003, mainly due to a 12.3% increase in the volume of by-products sales. The increase in the volume of by-products sales is mainly attributable to an improvement in distributions logistics. During the second, third and fourth quarter of fiscal year 2004, the volume of by-product sales increased by 15.8%, 30.0% and 48.1%, respectively, as compared to the comparable quarters of fiscal year 2003.

The profit margin for the by-products segment increased from 7.5% in fiscal year 2003 to 12.4% in fiscal year 2004, mainly due to an increase in the sale of products with higher profit margins and the elimination of rental costs for by-product processing facilities following the successful reconstruction of the Company’s by-product processing plant following a fire in February 2003, partially offset by an increase in the cost of imported raw material.

Export sales increased by 39.7% for fiscal year 2004 when compared to fiscal year 2003, mainly due to an increase in the volume of sales of pet food products in the countries to which such products are exported. In addition, in November 2003, the government of Honduras lifted its restriction on the import of poultry-related products which had been in place since March 2002 and the Company again initiated exporting poultry-related products to Honduras. During the first, second, third and fourth quarter of fiscal year 2004, export sales increased by 20.0%, 80.2%, 58.2% and 11.4%, respectively, as compared to the comparable quarters of fiscal year 2003. Profit margin in the export segment decreased from 18.6% for fiscal year 2003 to 16.0% for fiscal year 2004, mainly due to an increase in the cost of imported raw material.

Quick service sales increased by 3.3% for fiscal year 2004 when compared to fiscal year 2003 mainly due to increases in sales prices and an expansion of the Company’s marketing efforts for this segment. In addition, the Company closed certain restaurants with negative profit margins and relocated certain of its quick service restaurants to larger, more populated areas. During the first, second and fourth quarter of fiscal year 2004, quick service sales increased by 0.1%, 16.5%, and 2.8%, respectively, as compared to the comparable quarters of fiscal year 2003. This segment’s profit margin increased from 2.4% for fiscal year 2003 to 7.0% for fiscal year 2004, primarily as a result of increases in the sales prices for quick service products and variations in the sales mix to more profitable products.

Sales for the other products segment increased by 27.4% for fiscal year 2004 when compared to fiscal year 2003, mainly due to an increase in the sale of commercial eggs. During the second, third and fourth quarter of fiscal year 2004, sales of other products increased by 7.9%, 12.4%, and 19.9%, respectively, as compared to the comparable quarters of fiscal year 2003. This segment’s profit increased from –0.8% to 4.4%, primarily due to an increase in sales prices, partially offset by an increase in the cost of imported raw material.

Operating expenses decreased by 3.8% or $1.16 million for fiscal year 2004 when compared to fiscal year 2003. Operating expenses represented 22.2% and 25.0% of net sales for fiscal year 2004 and 2003, respectively.

For fiscal year 2004, selling expenses increased by 1.3% or $250,438 when compared to fiscal year 2003. This increase is mainly due to an increase in payroll and payroll related charges and an increase in advertising expenses. The increase in such expenses was offset by a reduction in the Company’s vehicle leasing expenditures as a result of the company’s purchase of distribution trucks and a decrease in expenditures related to the renting of frozen storage containers as a result of a decrease in the Company’s broiler inventory levels.

For fiscal year 2004, general and administrative expenses decreased by 14.8% or $1,907,935 when compared to fiscal year 2003. This decrease in general and administrative expenses is primarily due to a reduction in the Company’s rental expenses, a decrease in payroll and payroll related charges and a decrease in depreciation and amortization expenses.

As part of payroll related charges to the government of Costa Rica, the subsidiaries of the Company, are required to pay to the Instituto Nacional de Aprendizaje (“INA”), a Costa Rican Government institution, a monthly charge (the “INA Charge”) which is calculated by multiplying the subsidiaries’ total payroll by a percentage determined based upon the classification given to the Company’s operational activities (the “Percentage”). Since 1993, pursuant to a law enacted by the Costa Rican Congress, the Ministry of Agriculture has classified the Company’s operational activities as agricultural in nature. However, in December 2003, the Company received an administrative petition from the INA (the “INA Petition”), indicating that, in accordance with article 19 of an administrative decree of the INA (the “Administrative Decree”), for purposes of determining the Percentage, the INA believes the Company’s operational activities should be classified as industrial in nature rather than agricultural in nature, and accordingly, the Company should have been applying the Percentage applicable to industrial companies when calculating the INA Charge, instead of the Percentage applicable to agricultural companies. The applicable Percentage for agricultural companies is 0.5% while the applicable Percentage for industrial companies is 1.5% (2.0% before March 2001).

The Company has objected to the INA Petition and is currently considering filing a claim with the Costa Rican Constitutional Supreme Court (the “Court”) challenging the constitutionality of the article 19 of the Administrative Decree. As there can be no assurances regarding the outcome of any claim the Company may file with the Court, during the three months ended March 31, 2004, the Company recorded a provision in the amount of $416,380 which the Company believed to be a reasonable estimate of the amount the Company would be required to pay in the event it was required to comply with the INA Petition based on an analysis of the subsidiaries’ payroll. As of September 30, 2004, the Company reassessed the provision for the INA Charge and increased such provision to $496,366. However, the Company believes that the outcome of the objection to the INA Petition may range from no requirement to pay the INA Charge to a requirement to pay the INA up to $1 million in the event of an unfavorable outcome. In addition to the provision, the Company also recorded a deferred tax benefit in the amount of $154,319 related to the INA Charge.

Other expenses increased by 17.5% for fiscal year 2004, when compared to fiscal year 2003, primarily as a result of a decrease in interest income. In addition, during the 2003 fiscal year, the Company received approximately $450,000 of cash dividends, included in net miscellaneous income, from its 10% ownership interest in INOLASA, the only supplier of soybean meal in Costa Rica. The Company did not receive any dividends from its investment in INOLASA in the 2004 fiscal year.

The Company’s income tax benefit was $132,644 for fiscal year 2004, compared to an expense of $206,475 for fiscal year 2003. The tax benefit for fiscal year 2004 is primarily the result of an increase in deferred income tax benefit related to the provision recorded for the INA Charge ($154,319) and, the decrease in the deferred tax liability, resulting from differences in the book and tax basis on certain property, plant and equipment derived from the acquisition of As de Oros in 1998 ($154,525), offset by an income tax expense of subsidiaries of the Company ($179,268). Effective tax rates for fiscal year 2004 and 2003 were 4.20% and 39.44%, respectively.

Fiscal Year 2003 compared to Fiscal Year 2002

For the year ended September 30, 2003 the Company generated a net loss applicable to common stockholders of $930,396 ($0.07 losses per share) compared to the generation of net income applicable to common stockholders of $2,917,291 ($0.23 earnings per share) for the year ended September 30, 2002. For fiscal year 2003, Sales decreased by 2.1%, when compared to fiscal year 2002, mainly due to decreases in the sales of products in the broiler, by-products and exports segments, which was partly offset by an increase in sales of products in the animal feed and quick service segments. Cost of Sales increased by 4.5%, mainly due to an increase in the cost of imported raw material, such as corn and soybean meal, and the increased costs associated with the renting of facilities to permit continued production of by-products following the fire to the Company’s by-product processing plant in February 2003.

Broiler sales decreased by 16.5%, mainly due to a 13.3% decrease in volume. The Company believes this decrease is mainly due to an increase in domestic competition. The profit margin of this segment decreased from 24.9% to a 21.2%, mainly due to an increase in the cost of imported raw material.

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

By-product sales decreased by 1.1% for fiscal year 2003 when compared to fiscal year 2002, mainly due to a relative decrease in production volume of 0.2% and a decrease in the sales of higher priced products. The increased costs associated with the renting of three by-product production facilities when the Company’s by-products processing plant was being reconstructed following a fire in February 2003, and the increase in the costs of imported raw material a decrease in the segment’s profit margin from 18.1% for fiscal year 2002 to 5.0% for fiscal year 2003.

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

For fiscal year 2003, other expenses decreased by 6.97%. This decrease was primarily the result of a decrease in interest expenses and foreign exchange loss, mainly attributable to a decrease in the Company’s average indebtedness and a decrease in the related average interest rate. The Company also recognized as an extraordinary item a gain in the amount of $304,760, which gain is the result of the Company’s receipt of insurance proceeds in excess of the book value of equipment and building facilities damaged in the by-product plant fire.

The Company’s income tax expense was $206,475 for fiscal year 2003, compared to $1,041,596 for fiscal year 2002. Effective rates for fiscal years 2003 and 2002 were 39.44% and 24.92%, respectively. The decrease is mainly due to a decrease in taxable income.

Financial Condition

As of September 30, 2004, the Company had approximately $1.6 million in cash and cash equivalents. As of September 30, 2004 and September 30, 2003, the Company had a working capital surplus of approximately $5.6 million and a working capital deficit of approximately $21.0 million, respectively. The current ratios were 1.23 and 0.66 as of September 30, 2004 and 2003, respectively.

Cash used by operating activities for fiscal year 2004 amounted to approximately $6.2 million compared to cash provided by operating activities of approximately $484,377 in fiscal year 2003. The increase in cash used by operating activities is primarily the result of:

•	a reversal of the rate of accounts payable growth to accounts payable reduction ($6.5 million).

•	an increase in net loss ($2.3 million); and

•	an increase in cash used for inventories ($1.1 million).

Cash used for Inventory amounted to $4.7 million and $3.5 million for fiscal years 2004 and 2003, respectively. The increase in the use of cash for Inventory for fiscal year 2004 compared to fiscal year 2003 was primarily due to an increase in the level of in-transit raw material ($1.1 million), an increase in the purchase of live poultry ($4.1 million) and an increase in in-process material ($786,000), which increases were partially offset by decreases in the level of finished products ($547,000) and raw materials ($760,000). The reduction in accounts payable was primarily the result of targeted efforts by management of the Company to reduce the Company’s short-term liabilities.

The increase in cash used by operating activities was partially offset by a decrease in the rate of satisfying notes and account receivables ($3.8 million).

Depreciation and amortization was a large, non-cash expense for fiscal year 2004 ($4.4 million) and 2003 ($4.5 million). Production poultry for the fiscal years ended 2004 and 2003 amounted to $3.7 million and $3.5 million, respectively, which represent the amortization of the breeder and layer hens costs during their productive life.

Cash provided by investing activities was approximately $5.0 million compared to cash used by investing activities of $6.8 million for fiscal year 2004 and 2003, respectively. The Company’s increase in cash provided by investing activities is primarily due to the repayment by Calixto Chaves, the Chief Executive Officer, of his aggregate outstanding indebtedness to the Company ($6.9 million), offset primarily by the liquidation of certain short term investments ($2.4 million), liquidation of certain long-term insurance investments ($572,000) and a decrease in the rate of acquisition of other assets ($2.3 million). This decreased utilization of cash from investing activities was partially offset by a decrease in the cash provided by sales of assets ($461,000). For fiscal year 2004, the use of cash for property, plant and equipment ($5.2 million) was primarily related to the Company’s purchase of production equipment and delivery vehicle fleet.

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

The Company believes it will need at a minimum funds of approximately $6.0 million for investment activities during the remainder of fiscal year 2004, in addition to $1.1 million of the Company’s remaining projected investment in Logistica.

Cash used by financing activities amounted to approximately $1.3 million and approximately $6.1 million for fiscal years 2004 and 2003, respectively. The cash provided by financing activities was primarily generated by short-term financings ($51.2 million) and long-term financings ($42.1 million). These funds were principally used to refinance short-term financings ($78.3 million), to refinance and repay long-term financings ($16.2 million) and to fund the Company’s operations.

In addition, during fiscal year 2004, Pipasa and As de Oros repurchased an aggregate of 297,831 and 255,719 of their respective preferred shares for a purchase price of $687,446 and $365,010, respectively. This transaction is presented under the Supplemental schedule of non-cash activities in the Statements of Cash Flows. See Notes 9 and 10 of the Notes to Consolidated Financial Statements for further discussion.

Debt Utilization

The Company’s obligations under short-term and long-term debt and operating leases as of September 30, 2004 are as follows:

	Payments due by Period
	Total	Less than 1 Year	1-3 years	4-5 years
Short-term debt	$9,886,130	$9,886,130	$—	$—
Long-term debt	36,754,811	2,077,827	27,822,019	6,854,965
Due to related party	350,531	53,350	198,294	98,887
Raw material purchases commitments	12,144,779	12,144,779	—	—
Consulting agreement (SAMA)	1,500,000	900,000	600,000	—
Operating leases	470,307	198,701	261,868	9,738

Total	$61,106,558	$25,260,787	$28,882,181	$6,963,590

The Company projects that it will need to satisfy at least $25.2 million of short-term debt, long-term debt, purchase commitments, consulting agreements and operating lease payments within the fiscal year ended September 30, 2005. The Company also projects that it will seek to acquire an additional $6.0 million of property, plant and equipment within fiscal 2005, the use of which equipment may be secured by purchase or lease.

In July 2004, the Company entered into forward contracts with certain of its corn suppliers for the purchase of approximately $6.9 million of corn at the prevailing market price on the dates the contracts were entered into. Deliveries under such contracts commenced in November 2004. The Company estimates that this supply will satisfy the Company’s needs for approximately four months. Pursuant to these contracts for corn, the Company is generally required to make payments under the contract fifteen days prior to the date of shipment. The Company expects to finance such payment with funds from operations or short-term financing.

In addition, in July 2004, the Company entered into a forward contract with INOLASA for the purchase of approximately $5.24 million of soybean meal at the prevailing market price on the dates the contracts were entered into. Deliveries under such contracts commenced in November 2004. The Company estimates that this supply will satisfy the Company’s needs for approximately four months. Payment under this forward contract is due 22 days after receipt of the soybean meal. The Company expects to finance such payment with funds from operations or short-term financing.

Pursuant to a Consulting Agreement, dated as of June 1, 2003, between Grupo SAMA Consolidado, S.A., a Panamanian corporation (“SAMA”), and the Company (the “Consulting Agreement”), various employees of SAMA began providing the Company with financial and strategic advisory services with respect to a variety of different matters related to the restructuring of the Company’s indebtedness. The Consulting Agreement has a three year term. Pursuant to the Consulting Agreement, the Company shall comensate SAMA at the rate of up to $120,000 (the “Maximum Compensation Rate”) for services provided pursuant to the Consulting Agreement. In July 2004, the Maximum Compensation Rate was reduced to $75,000 per month. For fiscal year ended September 30, 2004, the Company compensated SAMA an aggregate of $864,500 for services provided under the Consulting Agreement. See Item 13 for further discussion on the Consulting Agreement.

Debt Restructure

During fiscal year 2004, the Company restructured a significant portion of its debt obligations, significantly decreasing its outstanding short-term indebtedness and correspondingly increasing its outstanding long-term indebtedness (the “Debt Restructuring”). As of September 30, 2004, the Company had approximately $9.9 million and $36.6 million of short term debt and long term debt (including current portion) respectively, in contrast to approximately $36.5 million of short term debt and $10.7 million of long term debt (including current portion) outstanding as of September 30, 2003.

As of September 30, 2004, the Company’s aggregate outstanding indebtedness, including debts to related parties, totaled approximately $46.9 million. As of September 30, 2004, approximately $43.0 million (the “Aggregate Participating Lenders’ Indebtedness”) of this $46.9 million is owed to four lenders: Banco Internacional de Costa Rica (“BICSA”), Banco Agricola de Cartago (“Agricola”), Banco de Costa Rica (“BCR”) and Banco Interfin (“Interfin”) (collectively, the “Participating Lenders”) as follows (in millions of US$):

Lender	Amount
BICSA	$26.7
BCR	9.1
Interfin	5.7
Agricola	1.5

TOTAL	$43.0

As of September 30, 2004, approximately $16.5 million of the approximately $43.0 million of Aggregate Participating Lenders’ Indebtedness was secured by a trust (the “Trust”) formed by the Company to which the Company contributed or pledged substantially all of the assets of the Company’s wholly-owned subsidiaries (the “Subsidiaries”) in accordance with the terms of a trust agreement entered into by the Company in September 2003 (the “Trust Agreement”). The Trust Agreement was amended on May 21, 2004 (as discussed in greater detail below). Of the approximately $26.5 million of Aggregate Participating Lenders’ Indebtedness that is not secured by the Trust (the “Non-Trust Indebtedness”), (i) approximately $23.3 million of such Non-Trust Indebtedness, owed to BICSA, is unsecured and (ii) approximately $3.2 million of such Non-Trust Indebtedness, owed to BCR and Agricola, is secured by property outside of the Trust, which property had an aggregate market value of approximately $5.3 million as of September 30, 2004.

Of the Company’s aggregate outstanding indebtedness, including debts to related parties, of approximately $46.9 million as of September 30, 2004, approximately $3.9 million was owed to certain of the Company’s lenders who were not signatories to the Trust Agreement (the “Non-Participating Lenders”). In addition, as of September 30, 2004, one of the Non-Participating Lenders, Transamerican Bank, holding liens aggregating to approximately $479,000 was collateralized with property with an estimated fair market value of approximately $532,000.

Outstanding BICSA Indebtedness

As of September 30, 2004, the Company’s outstanding indebtedness to BICSA totaled approximately $26.7 million (the “Aggregate BICSA Indebtedness”). Approximately $8.6 million of the Aggregate BICSA Indebtedness was short-term indebtedness (the “Short-term indebtedness”) payable to BICSA pursuant to fourteen letters of credit, maturing between October 19, 2004 and March 21, 2005. As of September 30, 2004, the Company had also borrowed approximately $18.1 million of long-term debt from BICSA, pursuant to a promissory note that bears interest at a rate of 8.5%, maturing in March 30, 2006 (the “Long-Term BICSA Note”).

As of September 30, 2004, approximately $3.4 million of the Aggregate BICSA Indebtedness was secured by the Trust. Commencing in September 2003, Tendedora, S.A. (“Tenedora”), the parent company of the Company’s majority shareholder, Avicola Campesinos, Inc., and Grupo SAMA, S.A. (“SAMA”) began providing guarantees (the “Tenedora Guarantees” and the “SAMA Guarantees”, respectively) for certain of the indebtedness that the Company obtained from BICSA. As of September 30, 2003, Tenedora and SAMA had guaranteed approximately $1.7 million and $657,000, respectively, of the Company’s outstanding indebtedness to BICSA. Both Tenedora and SAMA continued to provide guarantee services to the Company throughout the 2004 fiscal year. During the 2004 fiscal year, the weighted average amount of the Tenedora Guarantees and the SAMA Guarantees was approximately $6.4 million and $3.6 million, respectively. As of September 30, 2004, the outstanding amount of the Tenedora Guarantees and the SAMA Guarantees was $8.6 million and $6.4 million, respectively. During the 2004 fiscal year, certain of the BICSA indebtedness secured by the Tenedora Guarantees was also secured by the Trust and the SAMA Guarantees and all of the BICSA indebtedness secured by the SAMA Guarantees was also secured by the Trust and the Tendora Guarantees. SAMA ceased providing guarantee services to the Company on September 30, 2004; however, Tenedora has continued to provide guarantee services to the Company during the first quarter of 2005.

Neither Tenedora nor SAMA received any compensation for providing guarantees for the Tenedora Guarantees or the SAMA Guarantees, respectively and neither Tenedora nor SAMA has any contractual obligation to provide guarantee services to the Company in the future. There can be no assurances that Tenedora will continue providing guarantee services to the Company, that Tenedora will continue to provide guarantee services to the Company without compensation, that the Company will be able to locate alternative sources of financing without Tenedora’s provision of guarantees or that the Company will be able to locate another person or entity willing to provide guarantee services with or without compensation.

On October 14, 2004, the Company entered into an agreement with BICSA to restructure approximately $7.5 million of the Aggregate BICSA Indebtedness (the “Restructured BICSA Indebtedness”). Pursuant to this agreement, (i) the Company refinanced $4.0 million of the Long-Term BICSA Note and such refinanced indebtedness, denominated in U.S. dollars, bears interest at a rate of 7.5%, with interest and principal payable every trimester and the last payment due in April 2009 and (ii) the Company refinanced $3.5 million of the Short-Term Indebtedness with a $3.5 million revolving line of credit, denominated in U.S. dollars and bearing interest of 6.75%. The line of credit will expire on April 30, 2005. Any borrowings made on the line of credit will be payable in six equal monthly installments, with the first payment commencing in the month after the borrowing. As of November 30, 2004, the Company had utilized $3.5 million of the credit facility. The aggregate Restructured BICSA Indebtedness is secured by the Trust.

Outstanding BCR Indebtedness

As of September 30, 2004, the Company’s outstanding indebtedness to BCR totaled approximately $9.1 million (the “Aggregate BCR Indebtedness”). Of the Aggregate BCR Indebtedness, approximately $2.2 million, denominated in colones and bearing interest at the rate of 17.75%, is payable on a trimester basis beginning in June 2005. This $2.2 million of the Aggregate BCR Indebtedness is due in June 2011 and is collateralized with property with an estimated fair market value of $3.3 million.

Of the Aggregate BCR Indebtedness, approximately $5.7 million, denominated in colones and bearing interest at the rate of 18%, is payable on a trimester basis beginning in August 2005. This $5.7 million of the Aggregate BCR Indebtedness is due in August 2011 and is secured by the Trust.

Of the Aggregate BCR Indebtedness, approximately $1.3 million, denominated in colones and bearing interest at the rate of 18.25%, is payable on a trimester basis beginning in September 2004. This $1.3 million of the Aggregate BCR Indebtedness is due in September 2009 and is secured by the Trust.

Outstanding Interfin Indebtedness

As of September 30, 2004, the Company’s outstanding indebtedness to Interfin totaled approximately $5.7 million (the “Aggregate Interfin Indebtedness”). Of the Aggregate Interfin Indebtedness, (i) $2.9 million of such indebtedness, denominated in U.S. dollars, bears interest an annual rate of 6.5% and (ii) $2.8 million of such indebtedness, denominated in Costa Rican colones, bears interest at an annual rate of 17.5%. Interest on the Aggregate Interfin Indebtedness will be payable on a trimester basis. The aggregate principal amount of the Aggregate Interfin Indebtedness plus all accrued interest will be due on May 21, 2009. As of September 30, 2004, the Aggregate Interfin Indebtedness was secured by the Trust.

Outstanding Agricola Indebtedness

As of September 30, 2004, the Company’s outstanding indebtedness to Agricola totaled approximately $1.5 million (the “Aggregate Agricola Indebtedness”). The Aggregate Agricola Indebtedness, denominated in colones, bears interest at the rate of 17.5%.

Interest and principal amount on the Aggregate Agricola Indebtedness is payable on a trimester basis. The final principal amount of the Agricola Indebtedness plus all accrued interest will be due in May 2009. As of September 30, 2004, $1.1 million of the Aggregate Agricola Indebtedness was secured by property valued at $1.9 million and approximately $400,000 was secured by the Trust.

Trust Agreement

As part of the Debt Restructuring, on May 21, 2004, the Company entered into an amendment to the Trust Agreement (the “Trust Agreement Amendment”). The Trust Agreement Amendment modifies the Trust to reflect the current Participating Lenders: BICSA, Interfin, Agricola and BCR. Additionally, the Trust Agreement Amendment modifies certain other provisions of the Trust, some of which are described below. The Trust, as modified by the Trust Agreement Amendment, is hereinafter referred to as the “Modified Trust”.

The Modified Trust may secure up to an aggregate amount of US$40.0 million of indebtedness, which indebtedness could take the form of loans, bonds, or other extensions of credit.

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

The market value of the Trust Assets was determined by independent appraisers, pursuant to their inclusion in the Trust Agreement. The independent appraisers reported directly to the Participating Lenders and Trustee. The final value assigned to each of the Trust Assets was approved by each of the Participating Lenders and Trustee (the “Trust Assets Value”). The Trust Assets Value is comprised of (i) real estate properties, including building and facilities ($18.7 million); (ii) Trademarks ($10.9 million); (iii) Machinery ($10.3 million); and (iii) Certificate of Deposit ($89,489). The Trust Assets Value was calculated in colones currency.

The Trust Agreement Amendment modifies the Trust to require that the total value of the Trust Assets be, at all times, equal to or greater than 125% of the aggregate amount of the total indebtedness secured by the Trust (which, as mentioned above, cannot exceed the aggregate amount of US$40.0 million). So long as this 125% threshold is met and subject to certain other conditions set forth in the Modified Trust, the Subsidiaries may solicit the Trustee for the release of some of the Trust Assets.

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

The Modified Trust requires that the Subsidiaries, with certain exceptions, (i) maintain an amount of paid-in share capital equal to or greater than its stated share capital and (ii) maintain a current ratio, defined as a ratio of current assets to short term liabilities, equal to or greater than 1.3.

In accordance with the Trust Agreement Amendment, a board of beneficiaries has been established to represent and protect the rights of the Participating Lenders under the Modified Trust (the “Board of Beneficiaries”). The Board of Beneficiaries is comprised of one representative of each of BICSA, Agricola, Interfin, BCR, and, in the event the Company issues certain debt securities, Sama Puesto de Bolsa S.A. The board will have certain rights vis-à-vis the Company and the Trustee including, without limitation, the right to receive and review certain financial information provided by the Subsidiaries; notify the Participating Lenders of a situation that might impair the Trust Assets; appoint a replacement Trustee (from three candidates chosen by the Subsidiaries); instruct the Trustee to cancel certain mortgages and other liens over the Trust Assets or to release certain Trust Assets; and represent the Participating Lenders in certain decisions, in each case in accordance with the conditions of the Modified Trust and applicable law. All decisions of the Board of Beneficiaries will be made upon a majority vote of its members, with the President of the Board of Beneficiaries having a tie-breaking vote.

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

Short-term debt

As of September 30, 2004 the Company had issued short-term promissory notes with respect to an aggregate of approximately $9.9 million primarily to 2 lenders. These notes payable consist of the following:

	September 30, 2004	September 30, 2003
Loans payable in U.S. Dollars	$8,704,378	$36,436,852
Loans payable in Colones	1,181,752	140,652

	$9,886,130	$36,577,5047

The Company’s notes payable primarily originate from bank loans and are mainly utilized to support operations of the Company. As of September 30, 2004, of the $9.9 million of short-term debt, approximately $8.6 million was owed to BICSA. See the section above entitled “Outstanding BICSA Indebtedness” for more information regarding the BICSA Indebtedness. As of September 30, 2004, of the $9.9 million of short-term debt, approximately $1.1 million of debt was owed to Banco Laffisse, which debt was secured by $1.2 million of the Company’s accounts receivable, and the remaining approximate $200,000 of unsecured debt was owed to seven other lenders. Notes payable are generally due from October 2004 through March 2005 and bear annual interest rates ranging from 5.0% to 5.5% for notes denominated in dollars and from 19.75% to 22.75% for notes denominated in colones. Average interest rates as of September 30, 2004 and 2003 were 6.18% and 7.83% for loans in US dollar, respectively, and 22.58% and 23.24% for loans in Colones, respectively. See the section above entitled “Debt Restructure” for more information regarding the Company’s short-term indebtedness.

Long-term debt

As of September 30, 2004, the Company has incurred long-term debt in the aggregate amount of approximately $34.9 million to 13 lenders. Long-term debt consists of the following:

	September 30, 2004	September 30, 2003
Bank loans denominated in U.S. dollars	$22,868,782	$10,560,639
Bank loans denominated in Costa Rican colones	13,886,029	188,443

	36,754,811	10,749,082
Less: Current portion	2,077,827	3,990,124

	$34,676,984	$6,758,958

Long-term debt is due from March 2005 to June 2011. Debt issuance costs are deferred and then amortized over the term of the debt. Interest rates for long-term debt are as follows:

	September 30, 2004	September 30, 2003
U.S. dollar loans	1.98% - 8.75%	2.57% - 10.50%
Costa Rican colon loans	10% - 18.25%	24.00%

Future payments on long-term debt as of September 30, 2004 are as follows:

Year	Amount
2004	$2,077,827
2005	21,015,069
2006	3,244,853
2007	3,562,097
2008	3,381,592
Thereafter	3,473,373

Total	36,754,811

$13.2 million of the long-term indebtedness is secured by the Trust and approximately $3.2 million of the long-term indebtedness owed to Participating Lenders is secured by Company’s property not included in the Trust, with an estimated fair market value of $5.3 million. Approximately $479,000 owed to one of the Non-Participating Lenders, Transamerican Bank, was collateralized with property with an estimated fair market value of approximately $532,000. The Company defers debt issuance costs and then amortizes such costs over the term of the debt. See the section above entitled “Debt Restructure” for more information regarding the Company’s long-term indebtedness. The remaining long-term debt amounting to approximately $19.8 is unsecured.

Although the Company has restructured a substantial portion of its short-term indebtedness and entered into the Trust Agreement, the Company has not yet secured an alternative long-term financing source that would insulate it from the risks associated with the inability to satisfy its obligations as they come due or the loss of one of its relatively short-term financing sources. The Company is seeking to address its anticipated short-term funding requirements by various means including, but not limited to, entering into negotiations with the Participating Lenders to extend the maturity date on the short-term indebtedness owed to such Participating Lenders. In addition, the Company is seeking to secure long-term financing through the private or public issuance of debt instruments.

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

In addition, there can be no assurances that Tenedora will continue providing guarantee services to the Company, that Tenedora will continue to provide guarantee services to the Company without compensation, that the Company will be able to locate alternative sources of financing without Tenedora’s provision of guarantees or that the Company will be able to locate another person or entity willing to provide guarantee services with or without compensation.

Acquisitions and Potential Acquisitions

On December 27, 2004, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Industrias Avicolas Integradas, S.A (“Indavinsa”), a Nicaraguan corporation, pursuant to which the Company acquired all of the assets related to Indavinsa’s animal feed concentrate segment in exchange for (i) the Company’s cancellation of approximately $5.1 million of receivables owed by Indavinsa, which was the amount due to the Company from Indavinsa as of December 27, 2004, and (ii) an approximate $1.1 million account payable to Indavinsa by the Company. The primary assets acquired include an animal feed plant, including silos for storage of grain, grow-out farms for chickens and feedlot facilities for cattle. None of the acquired assets are encumbered based on background investigations performed on such assets. The Company believes that Indavinsa is the third largest producer of animal feed products in Nicaragua.

As of September 30, 2004, Indavinsa owed the Company an aggregate of approximately $6.6 million. In October 2004, the Company collected $2.0 million from Indavinsa (the “Octobr Payment”). As a result of the October Payment and the cancellation of approximately $5.1 million of receivables owed by Indavinsa, as of December 27, 2004, pursuant to the Asset Purchase Agreement, it is the Company’s belief that the amount due from Indavinsa as of September 30, 2004 is not impaired.

The Company is continuing to explore the acquisition of a majority of the outstanding common stock of Avicola Core Etuba Ltda. (“Core”), a Brazilian corporation engaged in the production and distribution of poultry. If the acquisition is pursued, the Company would acquire the majority of the outstanding stock of Core from the Company’s Chief Executive Officer. The Company continues to closely evaluate the performance of Core to determine if, when and how the Company should integrate its business with Core. The Company has postponed indefinitely the acquisition of Core.

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and As de Oros entered into a Stock Purchase Agreement pursuant to which As de Oros agreed to acquire from Port Ventures 2,040 shares of common stock of Logistica, representing 51% of the issued and outstanding shares of capital stock of Logistica, for a purchase price of US $2,580,000. See Item 1 for further discussion of the potential acquisition of Logistica.

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

Although to date the Company’s assessment has not required it to record any impairment of long-lived assets, if the estimates and assumptions used to make such assessment should change in the future, the Company could be required to record impairment charges. On October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and was required to assess its goodwill for impairment issues upon adoption, and then at least annually thereafter. During the years ended September 30, 2004 and 2003, the Company was not required to record any impairment losses related to goodwill and other intangible assets.

Income taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing a valuation allowance for a deferred tax asset, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would need to be adjusted. As of September 30, 2004 and 2003, the Company had valuation allowances amounting to $2,016,782 and $2,473,943, respectively.

Allowance for doubtful accounts: The allowance for doubtful accounts reflects estimated losses resulting from the inability to collect required payments from our customers. The allowance for doubtful accounts is based on management’s review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. For the years ended September 30, 2004 and 2003, the Company recorded a write-off of doubtful receivables amounting to approximately $90,400 and $312,000, respectively.

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

Contingent liabilities: In the course of its operations, the Company could be subject to lawsuits and other claims which would require to asses the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses. The Company accounts for contingent liabilities in accordance with SFAS 5 “ Accounting for Contingencies” (“SFAS 5”) and must asses whether a contingent liability meet the criteria required by SFAS 5, to record a provision. A determination of the amount of provision for these contingencies that would be required, if any, are made after considerable analysis of each individual issue. The provisioned amounts may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies or other factors beyond the Company’s control.

Impact of Recently Issued Accounting Standards

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company is in the process of evaluating whether the adoption of SFAS 151, will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company is in the process of evaluating whether the adoption of SFAS 153 will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

As of September 30, 2004, the Company had outstanding indebtedness of approximately $31.57 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase during the year in the devaluation of the colon/dollar exchange rate would be approximately $290,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of September 30, 2004, the Company had outstanding a total of approximately $46.5 million in loans and other debt which primarily bore variable interest rates based on LIBOR or Prime Rates. A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect as of September 30, 2004 would result in a potential increase in interest expense of $445,000. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company purchases its corn using commodity futures contract prices dictated by the Chicago Board of Trade (“CBOT”) and has been actively hedging its exposure to corn price fluctuations since 1991. The Company’s strategy is to hedge against price increases in corn and soybean meal, and it is not involved in speculative trading. Contract terms generally range from one month to six months. The Company buys directly from the spot market if market conditions are favorable, but as a general rule, the Company purchases most of its corn through contracts. The Company’s hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company bases its target prices on the worst case price assumptions (i.e. high prices). The prices paid by the Company for corn and soy bean meal were 21.95% below its budgeted prices, for the year ended September 30, 2004.

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

In July 2004, the Company entered into forward contracts with certain of its corn suppliers for the purchase of approximately $6.9 million of corn. Deliveries under such corn forwards contracts commenced in November 2004. The Company estimates that this supply of corn will satisfy the Company’s needs for approximately four months. Pursuant to these corn forwards contracts, the Company is generally required to make payments under the contract fifteen days prior to the date of shipment. The Company expects to make such payment with funds from operations or short-term financing.

In addition, in July 2004, the Company entered into forward contracts with INOLASA for the purchase of approximately $5.2 million of soybean meal. Deliveries under such soybean meal forwards contracts commenced in November 2004. The Company estimates that this supply of soybean meal will satisfy the Company’s needs for approximately four months. Payments under these soybean meal forward contracts are due 22 days after receipt of the soybean meal. The Company expects to pay outstanding invoices with funds from operations or short-term financing.

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting.

Derivatives that are not hedges are adjusted to fair value through income. - No ineffectiveness was recognized on cash flow hedges during fiscal 2003. As of September 30, 2004, the Company has recorded no losses or gains in other comprehensive loss related to cash flow hedges, since it has secured its supply of corn for approximately the next 6 months. However, any gains or losses related to cash flow hedges, are generally recognized within the following 3 months.

For the year ended September 30, 2004, a hypothetical 10% increase in the monthly price of corn and soybean meal purchased through hedging would have resulted in an increase in cost of sales of approximately $2.81 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated by reference to the independent Auditor’s Report issued by Stonefield Josephson Inc. on December 27, 2004 included on page F-1 and from the consolidated financial statements and supplementary data, on pages F-2 through F-42 on this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management has evaluated, with the participation of the Chief Executive Officer, who is the Company’s principal executive officer, and the Chief Financial Officer, who is the Company’s principal financial officer, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a non-accelerated filer with a fiscal year end of September 30, the Company must first begin to comply with the requirements of Section 404 of the Sarbanes-Oxely Act of 2002 (“Section 404”) for the fiscal year ending September 30, 2005. During fiscal 2005, management will review and evaluate the effectiveness, and where necessary, enhance the Company’s internal controls over financial reporting. The Company anticipates that it may need to engage a third party to assist it with the design of such internal controls over financial reporting. As of the date of this report, the Company has not yet engaged any such third party. This review and any enhancements, if necessary, will likely involve significant time and expense by the Company and its independent auditors. Accordingly, there can be no assurances that the Company will be in compliance with the requirements of Section 404 by September 30, 2005.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, their ages and present positions held in the Company, as of the date of this report, are as follows:

Officer Name	Age	Position Held
Victor Oconitrillo	46	President, Chairman of the Board and Director of the Company; President of Pipasa
Alfonso Gutierrez	55	Secretary and Director of the Company; Secretary of Pipasa
Eladio Villalta	72	Treasurer and Director of the Company; Treasurer of Pipasa
Carlos Ceciliano	64	Director of the Company; Supervisor of the Board of Directors of Pipasa
Luis J. Lauredo	54	Director of the Company and Chairman of the Audit Committee
Grant ”Jack” Peeples	73	Director of the Company, Audit Committee Member
Alfred E. Smith, IV	52	Director of the Company
Manuel Escobar	55	Director of the Company, Audit Committee Member
Calixto Chaves	57	Chief Executive Officer of the Company
Gina Sequeira	34	Chief Financial Officer of the Company
Pedro Dobles	52	Vice President of Pipasa

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

Between August 1, 2004 and August 5, 2004, each of Calixto Chaves, Monica Chaves, Jose Vidal, Federico Vargas and Jorge Quesada resigned from the Board of Directors of the Company. Effective August 1, 2004, the Board of Directors appointed each of Victor Oconitrillo, Alfonso Gutierrez, Carlos Ceciliano and Eladio Villalta (collectively, the “New Directors”) to fill four of the vacancies on the Board of Directors created by such resignations.

In addition, as of the same date, Mr. Chaves resigned as President and Chairman of the Board of the Company, Ms. Chaves resigned as Secretary of the Company, Mr. Quesada resigned as Treasurer of the Company and Carlos Zamora resigned as Chief Operating Officer of the Company. None of Mr. Chaves, Ms. Chaves, Mr. Quesada, Mr. Zamora, Mr. Vargas or Mr. Vidal indicated upon resignation, or otherwise, that he or she disagreed with the Company on any matter relating to the Company’s operations, policies or practices. On such date, the Board of Directors appointed Mr. Oconitrillo as President and Chairman of the Board, Mr. Gutierrez as Secretary of the Company and Mr. Villalta as Treasurer of the Company. As discussed further below, each of the New Directors have had experience working and/or consulting with the Company’s wholly owned subsidiaries since at least December of 2003.

Mr. Victor Oconitrillo. Mr. Oconitrillo was appointed President and Chairman of the Board of Directors of the Company in August 2004 and was appointed as President of each of the Company’s Subsidiaries in December 2003. From 1994 until the present, Mr. Oconitrillo has served as the General Manager and as a director of Grupo Consolidado SAMA, S.A. (“SAMA”), a privately held financial advisory corporation, and certain of its privately held affiliated companies, including Inversiones Sama, S.A., Puesto de Bolsa, Sama Internacional (G.S.), S.A. and Sama Valores (G.S.), S.A. Mr. Oconitrillo received his Bachelor’s Degree in Sociology and his Masters in Business Administration with an emphasis in international business from the University of Costa Rica. Since 1982, Mr. Oconitrillo has also been accredited as a stock broker by the Bolsa Nacional de Valores, S.A, the Costa Rican stock exchange.

Mr. Alfonso Gutierrez. Mr. Gutierrez was appointed as a Director and Secretary of the Company in August 2004. He had previously been appointed as Secretary of the Company’s Subsidiaries in August 2003. From 1976 until the present, Mr. Gutierrez has worked as an attorney for a private law firm owned by him. Mr. Guiterrez has also served as President of SAMA’s Board of Directors from November 2002 until the present. Mr. Guiterrez received his Licenciatura in Law from the Universidad de Costa Rica and has engaged in post-graduate study in commercial law from the Instituto de Comercial y Comparado Lorenzo Moss.

Mr. Eladio Villalta. Mr. Villalta was appointed as a Director and Treasurer of the Company in August 2004. He had previously been appointed as the Treasurer of the Company’s Subsidiaries in August 2003. From 1988 until June 1993, Mr. Villalta worked as an Independent Accounting Advisor to Conferencia Episcopal. Mr. Villalta retired in June 1993. Mr. Villalta has served as a member of the Board of Directors of SAMA from April 2003 until the present. Mr. Villalta received his Licenciature in Business Administration with an emphasis in accounting from the Universidad de Costa Rica and has engged in post-graduate study at the University CEARA de Brasil and the University of California in Los Angelas. Mr. Villalta is a Certified Public Accountant.

Mr. Carlos Ceciliano. Mr. Ceciliano was appointed as a member of the Board of Directors of the Company in August 2004. He had previously been appointed as the Supervisor of the Board of Directors of the Company’s Subsidiaries in December 2003. Prior to such appointment, Mr. Ceciliano served as the Vice President of the Board of Directors of the Company’s Subsidiaries from August 2003 until December 2003. From June 2002 until the present, Mr. Ceciliano has served as the President of Ceciliano Consultores, S.A., a business consulting firm which he owns and operates. From June 1974 until May 2002, Mr. Ceciliano was a partner in Ceciliano y Compania, a Costa Rican privately held accounting firm. Mr. Ceciliano has also served as the Supervisor of the Board of Directors of SAMA from 1976 until the present. Mr. Ceciliano received his Bachelor’s Degree in Economics and Social Science with an emphasis in business administration from the University of Costa Rica.

Honorable Ambassador Luis Lauredo. Mr. Lauredo has served as Director and a member of the Audit Committee of the Company since August 2001. In September 2004, Mr. Lauredo was appointed as Chairman of the Audit Committee. Mr. Lauredo also served as a director of the Company from August 1996 until December 1999, at which time he resigned to serve as the United States Ambassador to the Organization of American States. Mr. Lauredo served as Ambassador until June 2001. Mr. Lauredo previously served as the Chairman of the Audit Committee from August 1996 to July 2000. In July 2001, Mr. Lauredo became President of Hunton & Williams International, LLC, a wholly owned subsidiary of the international law firm of Hunton & Williams LLP. Mr. Lauredo is and has served as a director of Colonial Bank of South Florida since October 2001. From 1995 to 1999, Mr. Lauredo was President of Greenberg Traurig Consulting, Inc., an affiliate of the international law firm, Greenberg Traurig, Hoffman, Lipoff, Rosen & Quentel. From 1994 to 1995, he was Executive Director of the Summit of the Americas. From 1992 to 1994, he was a Commissioner on the Florida Public Service Commission, as well as Chairman of the International Relations Committee of the National Association of Regulatory Utility Commissioners. In his career, Mr. Lauredo has held a number of positions in the banking industry, including Senior Vice President of the Export-Import Bank of the United States of America. He has represented the President of the United States as special U.S. Ambassador to the inaugurations of the Presidents of Colombia, Venezuela, Brazil, and Costa Rica. He also served as a founding Director of the Hispanic Council on Foreign Affairs (Washington, D.C.). Mr. Lauredo received his B.A. from Columbia University in New York City and has attended the University of Madrid in Spain and Georgetown University Law Center in Washington, D.C.

Mr. Grant “Jack” Peeples. Mr. Peeples has served as a Director and a member of the Audit Committee since August 2001. He served in the Korean War as an Airborne Infantry Officer and Rifle Company Commander. He was awarded Combat Infantryman Badge, Bronze Star for Valor and Purple Heart. He graduated from the University of Florida College of Law in 1957 and joined the law firm of former Governor Leroy Collins in Tallahassee, Florida. Mr. Peeples was appointed as Legislative Counsel to Governor Collins in 1958 and appointed to the Governor’s Cabinet as State Beverage Director in 1959. Mr. Peeples returned to the private practice of law in 1961, specializing in legislative and administrative practice in Tallahassee, Florida; and became the founding partner of Peeples, Earl & Blank in 1970, specializing in environmental law and acting as Senior Trial Counsel in numerous landmark environmental and regulatory cases. Mr. Peeples retired from Peeples, Earl & Blank in 1994 and joined White & Case as Of Counsel. He served as Campaign Chairman and Chairman of the Transition Team for Governor Lawton Chiles as well as the Legislative and Senior Counsel to the Governor. Mr. Peeples has also served as the Vice-Chairman of the Governor’s Commission on Governance, the Vice-Chairman of Governor’s Commission on the Homeless, the Chairman of Florida Aviation Commission, the Co-Chairman of the Dade County Homeless Trust, a Board Member of the Florida Independent College Fund, a Member of the Board of Overseers, a member of the board of the University of Florida Medical School, and representative of the Governor and the Cabinet on the Downtown Development Authority. He has also served as General Counsel and as a member of the Board of Directors of Deltona Corporation, a NYSE company, as a member of the Board of Directors and Chairman of the Audit Committee of United Petroleum Group, a Hunt family company, and as Senior Counsel and a member of the Board of Directors of Senior Networks, Inc.

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

Mr. Manuel Escobar. Mr. Escobar was appointed as a Director and Audit Committee member on December 9, 2004. He has served, from March 2003 until the present, as the Vice President of Finance of Trimpot Electrónicas Ltda, a privately held company specializing in the manufacture of electronic components for the global markets. Prior to serving as the Vice President of Finance, from January 1980 until March 2003, Mr. Escobar served as the Plant Controller of Trimpot. From 1986 until 1996, Mr. Escobar also taught classes in managerial control, accounting and productions management, cost accounting, finance and general management at the Universidad Latina de Costa Rica and the Universidad UACA - Veritas. Mr. Escobar has received a degree in finance from Escuela Nacional de Comercio - El Salvador, a Licentiate Degree in Business Administration from Universidad Nacional - El Salvador, an MBA from National University - San Diego, California and a Licentiate Degree in Public Accounting from Univerisidad Interamericana - San Jose, Costa Rica.

Mr. Calixto Chaves. Mr. Chaves is the Chief Executive Officer of the Company and has served as such since 1996. Mr. Chaves resigned as President and Chairman of the Board of the Company in August 2004. Mr. Chaves also founded Pipasa in 1969 and served as its Chairman of the Board until September of 2003. He has served on the board of directors of Central American Oils and Derivatives, S.A. and American Oleaginous Industry from 1991 to present. From 1994 to 1996, he was a board member of Cerveceria Americana, a private brewery. In 1994, he served as an advisor to the President of Costa Rica and the Ministry of Economic Business Affairs. From 1983 to 1985, he was a member of the Board of Directors of the Sugar Cane Agricultural League. From 1982 to 1986, he served as Minister of the Costa Rican Ministry of Industry, Energy and Mines and became Minister of Natural Resources in 1986.

Ms. Gina Sequeira. Ms. Sequeira was appointed Chief Financial Officer of the Company on November 2002. She joined the Company in April of 1996 and has served in the financial and accounting divisions of the Company. Ms. Sequeira obtained her degree in accounting from the Universidad Internacional de las Americas in 1994 and has been a member of the Institute of Certified Public Accountants of Costa Rica since 1998. Ms. Sequeira worked in external auditing prior to her employment with the Company.

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

Legal Proceedings

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

Audit Committee

The Company’s Audit Committee currently consists of Mr. Lauredo, Mr. Peeples and Mr. Escobar. Mr. Lauredo is currently serving as Chairman of the Audit Committee. The Board of Directors has determined that each member of the Audit Committee is an independent director pursuant to Section 121A of the AMEX Company Guide and Rule 10A-3 promulgated pursuant to the Securities Exchange Act of 1934, as amended (the “1934 Act”). The Board has determined that Mr. Escobar meets the “financial expert” requirements set forth in the rules established pursuant to the Sarbanes-Oxley Act of 2002.

On November 17, 2004, the Company received a warning letter from the staff of AMEX. The letter advised the Company that due to the resignation of Mr. Vargas, the Company was not in compliance with the continued listing standard described in Section 121(B)(2)(a) of the AMEX Company Guide, which requires that an Audit Committee have three members.

On November 23, 2004, the Board of Directors, upon the recommendation of the Governance and Nominating Committee, appointed Silvana I. Carmelino to the Company’s Board of Directors and Audit Committee to fill the vacancy created by the resignation of Federico Vargas. There were no arrangements or understandings pursuant to which Ms. Carmelino was selected as a director.

On December 8, 2004, upon the recommendation of the Governance and Nominating Committee, appointed Mr. Escobar to the Company’s Board of Directors and Audit Committee. There are no arrangements or understandings pursuant to which Mr. Escobar was selected as a director. Also on December 8, 2004, Ms. Carmelino resigned from the Board and the Audit Committee.

Policy Regarding Shareholder Nominations for Director

In September 2004, the Board formed the Governance and Nominating Committee of the Board of Directors. The Board has adopted a written charter for the Governance and Nominating Committee. This Governance and Nominating Committee, currently comprised of Mr. Lauredo, Mr. Peeples and Mr. Smith, considers director candidates based upon a number of qualifications, including, among other things: (i) the appropriate size and the diversity of the Company’s Board, (ii) the needs of the Company with respect to the particular talents and experience of its directors; (iii) the knowledge, skills and experience of nominees, including experience in technology, business, finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board; (iv) familiarity with national and international business matters; (v) experience in political affairs; (vi) experience with accounting rules and practices; (vii) whether such person qualifies as an “audit committee financial expert” pursuant to SEC rules; (viii) appreciation of the relationship of the Company’s business to the changing needs of society; and (ix) the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

The Company has not in the past relied upon third-party search firms to identify director candidates, but may employ such firms if so desired. The Governance and Nominating Committee generally relies upon, receives and reviews recommendations from a wide variety of contacts, including current executive officers, directors, community leaders, and shareholders as a source for potential director candidates. The Board retains sole discretion in making nominations for election as a member of the Board.

In accordance with its charter, the Governance and Nominating Committee will consider qualified director candidates recommended by shareholders in compliance with the Company’s procedures. The Governance and Nominating Committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources.

In order for a shareholder to nominate a candidate for director, under the Company’s Bylaws, timely notice of the nomination must be received by the Company in advance of the meeting. Ordinarily, such notice must be received not less than 90 nor more than 120 days before the first anniversary of the date of the Company’s proxy statement in connection with the last Annual Meeting of Shareholders. The shareholder filing the notice of nomination must include:

•	As to the shareholder giving the notice:

•	the name and address of such shareholder, as they appear on the Company’s stock transfer books;

•	a representation that such shareholder is a shareholder of record and intends to appear in person or by proxy at such meeting to nominate the person or persons specified in the notice;

•	the class and number of shares of stock of the Company beneficially owned by such shareholder; and

•	a description of all arrangements or understandings between such shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by such shareholder; and

•	As to each person whom the shareholder proposes to nominate for election as a director:

•	the name, age, business address and, if known, residence address of such person;

•	the principal occupation or employment of such person;

•	the class and number of shares of stock of the Company that are beneficially owned by such person;

•	any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors or is otherwise required by the rules and regulations of the Securities and Exchange Commission promulgated under the Exchange Act; and

•	the written consent of such person to be named in the proxy statement as a nominee and to serve as a director if elected.

These requirements are separate from and in addition to the requirements a shareholder must meet to have a proposal included in the Company’s proxy statement.

In each case the notice must be given by personal delivery or by United States certified mail, postage prepaid, to Mauricio Marenco, the General Counsel of the Company, whose address is Wachovia Financial Center, 200 South Biscayne Boulevard, Suite 4350, Miami, FL 33131. Any shareholder desiring a copy of the Company’s Bylaws will be furnished one without charge upon written request to the General Counsel. A copy of the Company’s Bylaws is filed as an exhibit to this Form 10-K and is available at the Securities and Exchange Commission Internet website at www.sec.gov.

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

To our knowledge, based solely on a review of the copies of reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners have been complied with respect to the fiscal years ended September 30, 2004, except for the late filing of a Form 3 filed by Jose Vidal, the late filing of one Form 4 by each of Calixto Chaves, Jorge Quesada, Comercial Angui, Inversiones La Ribera and Antonio Echeverria and the late filing of two Form 4s by each of Pedro Dobles and Eladio Villalta.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended September 30, 2004, 2003 and 2002 the aggregate compensation awarded to, earned by or paid to Mr. Chaves, the Company’s Chief Executive Officer. No Executive Officer of the Company or its subsidiaries earned compensation in excess of $100,000 during fiscal year ended September 30, 2004. The Company neither granted any restricted stock awards or stock appreciation rights to nor made any long-term incentive plan payouts to any of the Named Executive Officers during the fiscal years ended September 30, 2004, 2003, and 2002.

Name and Principal Position	Fiscal Year	Salary Compensation(1)		Bonus Compensation		All Other
Calixto Chaves Chief Executive Officer	2004 2003 2002	$ $ $	— 166,546 160,336	$ $ $	— 13,308 3,491	$ $ $	74,273 434,868 18,133	(2)

(1)	Salary compensation was paid in Costa Rican colones and in dollars. For the purposes of this presentation, all compensation has been converted to U.S. dollars at the then current exchange rate for Costa Rican colones.
(2)	Includes $74,273 for Mr. Chaves’ provision of loan guarantee services.

Compensation of Directors

The Company reimburses all members of the Board of Directors for their expenses in connection with their activities as Directors of the Company. Directors of the Company receive additional compensation for their services as Directors at a rate of $200 for each Board Meeting that they attend. Members of the Company’s Audit Committee receive additional compensation for their services as Audit Committee members at a rate of $600 for each Audit Committee meeting that they attend.

On November 29, 2004, the Board of Directors of the Company granted, effective October 15, 2004 (the “Grant Date”), a total of 120,000 options (the “Director Options”) to purchase shares of the Company’s common stock to two of its current directors. In addition, on the same date, as consideration for past services to the Company, the Company granted 10,000 options (collectively with the Director Options, the “Options”) to purchase shares of the Company’s common stock to one of its former directors. The Options vested upon issuance and are exercisable at any time during the period (the “Exercise Period”) commencing on the three month (3rd) anniversary of the Grant Date and terminating on the six month (6th) anniversary of the Grant Date (the “Expiration Date”).

Employment Agreements and Change in Control Agreements

The Company has no employment agreements and no change in control agreements with any executive officer.

Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee currently consisting of the members of the Company’s Audit Committee: Mr. Lauredo, Mr. Peeples and Mr. Escobar. None of the members of the Compensation Committee are or ever have been officers of the Company. This Committee makes the determinations for stock issuances pursuant to the Company’s compensation plans. Except for payments paid upon the severance or termination of an employee as required by Costa Rican law, the Company has no retirement, pension or profit sharing plans covering its officers and directors, but has contemplated the implementation of such a plan in the future.

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

In determining the level and form of executive compensation to be paid or awarded, the Committee relies primarily on the recommendations of the Human Resources Department, which provides the Committee an assessment of the subject executive’s performance and the Company’s performance in light of its strategic objectives. The Committee considered a number of factors in establishing compensation in the fiscal year ended September 30, 2004, none of which was quantified, ranked or assigned relative weight.

•	The Company’s retention of its position as one of the leading producers and distributors of poultry products in Costa Rica.

•	The further diversification, expansion, and broadening of the Company’s core business and new service offerings.

•	Individual performance and contributions to the Company.

•	Individual compensation history.

Salary

The base salary of executives and managers is determined initially by analyzing and evaluating the responsibilities of the position and comparing the proposed base salary with that of executives and managers in comparable positions in other companies. Adjustments are determined by objective factors such as the Company’s performance and the individual’s contribution to that performance and subjective considerations such as additional responsibilities taken on by the executive or manager. The Committee awarded increases in base salary to certain of the executive officers and managers of the Company.

Incentive Awards

In addition to paying a base salary, the Company offers certain of its executives and managers an opportunity to earn discretionary incentive bonuses as a component of overall compensation based on the performance of the individual and the individual’s business unit. For the fiscal year ended September 30, 2004, the Committee awarded bonuses to certain of the Company’s executives and managers.

CEO Compensation

As of September 2003 and 2002, the Chief Executive Officer had accrued approximately $450,000 and $405,000 of severance benefits for serving as Chairman of the Board of the Company’s subsidiaries, Pipasa and As de Oros as a result of his approximate over 30 years of employment with the subsidiaries. During fiscal year 2002, the subsidiaries of the Company authorized the Chief Executive Officer to apply approximately $275,000 as an advanced payment with respect to his accrued severance benefits. In September 2003, the Chief Executive Officer resigned as Chairman of the Board of the subsidiaries. In accordance with Costa Rican law, Mr. Chaves was entitled to receive his remaining accrued severance benefits and accordingly was authorized to apply approximately $175,000. Approximately $425,000 of the severance benefits which Mr. Chaves was authorized to receive in 2002 and 2003 were used to satisfy interest expenses on outstanding loans owed to the subsidiaries by the Chief Executive Officer. The remaining $25,000 was set aside in a reserve account for the payment of Mr. Chaves’ future interest obligations and, as of December 31, 2003, had been used by the Company in its entirety towards interest payments owed on Mr. Chaves’ indebtedness during the first quarter of fiscal 2004. No cash was disbursed or paid to the Chief Executive Officer in these transactions. In light of his receipt of these severance benefits, Mr. Chaves was not paid any salary or bonus during fiscal 2004.

PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return on the Company’s Common Stock over the last six fiscal years, as compared to the total returns of the NASDAQ Stock Market Index and a group of peer companies (the “Peer Group”). The graph assumes $100 was invested on September 30, 1999 and that all dividends were reinvested in the Company’s Common Stock, the NASDAQ Stock Market Index and the Peer Group.

Because trading of the Company’s Common Stock on the AMEX was halted from January 21, 2003 until the end of the fiscal year ended September 30, 2003, the graph has been prepared using the closing price of the Company’s Common Stock as reported by the AMEX on January 21, 2003.

The Peer Group includes the Company, Cagle’s, Inc., Pilgrim’s Pride Corporation (CLA and CLB) Sanderson Farms, Inc., Seaboard Corporation and Tyson Foods, Inc. The Peer Group consists of companies that are engaged in the poultry slaughtering and processing business. Companies included in the Peer Group were weighted by market capitalization from the beginning of each period for which a return is indicated.

ASSUMES $100 INVESTED ON SEPTEMBER 30, 1999

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING SEPTEMBER 30, 2004

	1999	2000	2001	2002	2003		2004
RICA FOODS, INC.	100.00	143.48	31.30	6.78	43.52	(1)	46.09
NASDAQ MARKET INDEX	100.00	159.85	56.32	49.18	58.43		65.29
SIC GROUP INDEX	100.00	67.18	75.01	77.58	99.24		134.90

(1)	Calculated using the closing price of the Company’s Common Stock as reported by the AMEX on January 21, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 22,, 2004, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) certain executive officers of the Company, and (iv) all directors and officers as a group. Unless otherwise indicated, the address of each beneficial owner is Rica Foods, Inc., Wachovia Financial Center, 200 South Biscayne Boulevard, Suite 4530 Miami, FL 33131.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)		Percentage of Shares Owned (1)
Avicola Campesinos, S.A. (3)	9,933,154	(4)	77.2%
Tenedora G.S., S.A.	9,933,154	(4)	77.2%
Mr. Victor Oconitrillo	0	(4)	*
Mr. Pedro Dobles	0		*
Mr. Alfonso Gutierrez	0	(4)	*
Mr. Eladio Villalta	0		*
Mr. Carlos Ceciliano	0		*
Mr. Calixto Chaves	0		*
Mr. Alfred E. Smith IV	34,534	(5)	*
Hon. Amb. Luis Lauredo	60,000	(6)	*
Mr. Grant “Jack” Peeples	60,000	(7)	*
Mr. Manuel Escobar (8)	0		*
Ms. Gina Sequeira	0		*
All directors and executive officers as a group (11) persons)	154,534		1%

*	Indicates less than 1% of outstanding shares owned.
(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from December 22, 2004 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from December 22, 2004 have been exercised.
(2)	Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(3)	Avicola’s principal business address is 6100 Neil Road, Suite 500, Reno, NV 89551.
(4)	Includes 9,933,514 shares held of record by Avicola, a corporation wholly owned by Tenedora G.S., S.A. Tenedora’s principal business address is Bufete Chaverri Soto & Asociados, Barrio Escalante, de cine Magaly 400 metros al este, San Jose, Costa Rica. Mavipel, S.A., a Costa Rican corporation (“Mavipel”), Inversiones Harenaz L III, S.A. (“Harenaz”), a Costa Rican corporation, CYS Asesores de Mercadeo y Finanzas, S.A, a Costa Rican corporation (“CYS”), Sarita Trading, S.A., a Panamanian corporation (“Sarita”), Corporacion Adral, S.A., Costa Rican corporation (“Adral”), Corporacion Aspila, S.A., a Costa Rican corporation (“Aspila”), Hoy por Hoy, S.A., a Costa Rican corporation (“Hoy”), Asociacion Solidarista de Empleados Grupo Sama y Afines, a Costa Rican labor entity (“ASEGSA”) and Quirinal, S.A. (“Quirinal”) are the holders of approximately 39.79%, 11.96%, 10.72%, 13.4%, 8.1%, 9.2%, 2.3%, 1.7%, and 2.8%, respectively of the outstanding common stock of Tenedora. Together, Mavipel, Harenaz, CYS, Sarita, Adral, Centro, Hoy, ASEGSA and Quirinal may be deemed to control Tenedora. Elsie Roman, the wife of Victor Oconitrillo, is the holder of 100% of the outstanding common stock of Mavipel. Henry Zamora is the holder of 100% of the outstanding common stock of Harenaz. Rolando Cervantes is the holder of 100% of the outstanding common stock of CYS. Edgar Rodriguez is the holder of 100% of the outstanding common stock of Sarita. Oscar Arias is the holder of 100% of the outstanding common stock of Adral. Robert Aspinall is the holder of 100% of the outstanding common stock of Aspila. Oscar Hernandez is the holder of 100% of the outstanding common stock of Hoy. Alfonso Gutierrez is the holder of 100% of the outstanding common stock of Quirinal. Avicola, Tenedora, Mavipel, Harenaz, CYS, Sarita, Adral, Aspila, Hoy, ASEGSA, Quirinal, Elsie Roman, Henry Zamora, Rolando Cervantes, Edgar Rodriguez, Oscar Arias, Robert Aspinall, Oscar Hernandez and Alfonso Gutierrez are members of a “group” for purposes of Section 13(d) of the Exchange Act. Each of Mavipel, Harenaz, CYS, Sarita, Adral, Aspila, Hoy, ASEGSA, Quirinal, Elsie Roman, Victor Oconitrillo, Henry Zamora, Rolando Cervantes, Edgar Rodriguez, Oscar Arias, Robert Aspinall, Oscar Hernandez and Alfonso Gutierrez disclaims beneficial ownership of these securities and this report shall not be deemed an admission that such Reporting Persons are the beneficial owners of the securities for purposes of Section 16 or for any other purposes.
(5)	Mr. Smith’s principal business address is 40 Wall Street, 42nd floor, New York, NY 10005.
(6)	Includes 60,000 shares issuable upon the exercise of stock options. Mr. Lauredo’s principal business address is 1111 Brickell Avenue, Suite 2500, Miami, FL 33131.
(7)	Includes 60,000 shares issuable upon the exercise of stock options.
(8)	Mr. Escobar’s principal business address is 150 M Oeste del Puente Francisco Orlich, carretera a San Antonio de Belén, Heredia, Costa Rica

On December 22, 2003, Calixto Chaves (“Mr. Chaves”), Monica Chaves (“Ms. Chaves’), JP Chaves, Comercial Angui and certain other shareholders (the “Selling Shareholders”), sold (the “Stock Sale”) all 9,933,154 shares of the common stock held by the Selling Shareholders (the “Shares”), representing approximately 77.2% of the Company’s issued and outstanding shares of common stock, to Avicola Campesinos, Inc., a Nevada corporation (“Avicola”), for a cash purchase price of approximately U.S.$12.5 million.

The Company has been informed that Avicola is wholly owned by Tenedora G.S., S.A., a Costa Rican corporation (“Tenedora”).

The Company has also been informed that Mavipel, S.A., a Costa Rican corporation (“Mavipel”), Inversiones Harenaz L III, S.A. (“Harenaz”), a Costa Rican corporation, CYS Asesores de Mercadeo y Finanzas, S.A, a Costa Rican corporation (“CYS”), Sarita Trading, S.A., a Panamanian corporation (“Sarita”), Corporacion Adral, S.A., Costa Rican corporation (“Adral”), Corporacion Aspila, S.A., a Costa Rican corporation (“Aspila”), Hoy por Hoy, S.A., a Costa Rican corporation (“Hoy”), Asociacion Solidarista de Empleados Grupo Sama y Afines, a Costa Rican labor entity (“ASEGSA”) and Quirinal, S.A. (“Quirinal”) are the holders of approximately 39.79%, 11.96%, 10.82%, 13.4%, 8.1%, 9.2%, 2.3%, 1.7%, and 2.8%, respectively of the outstanding common stock of Tenedora. Together, Mavipel, Harenaz, CYS, Sarita, Adral, Aspila, Hoy, ASEGSA and Quirinal may be deemed to control Tenedora.

The Company has also been informed that Elsie Roman, the wife of Victor Oconitrillo, is the holder of 100% of the outstanding common stock of Mavipel. Henry Zamora is the holder of 100% of the outstanding common stock of Harenaz. Rolando Cervantes is the holder of 100% of the outstanding common stock of CYS. Edgar Rodriguez is the holder of 100% of the outstanding common stock of Sarita. Oscar Arias is the holder of 100% of the outstanding common stock of Adral. Robert Aspinall is the holder of 100% of the outstanding common stock of Aspila. Oscar Hernandez is the holder of 100% of the outstanding common stock of Hoy. Alfonso Gutierrez is the holder of 100% of the outstanding common stock of Quirinal.

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

The Company has been informed that, in order to fund the purchase of the Shares, on December 15, 2003 (the “Effective Date”), Avicola entered into a financing agreement (the “Financing Agreement”) with Servicios Bursatiles Internacionales Sociedad Anonima (“SBI”), a Panamanian corporation pursuant to which SBI extended a loan to Avicola in the amount of approximately $12.5 million (the “Purchase Loan”). The entire Purchase Loan was used by Avicola to purchase the Shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Guarantees

Since the Company’s inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed the repayment of the various notes, loans and credit facilities (the “Credit Arrangements”) of the Company and its various operating subsidiaries. As of September 30, 2004, none of the Company’s Credit Arrangements were personally guaranteed by either Mr. Chaves or Mr. Quesada.

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

For the fiscal years ended September 30, 2004 and 2003, the Company has incurred a Financial Service Fee to Mr. Chaves in the amount of $74,273 and $262,765, respectively, which amount was used to offset indebtedness owed by Mr. Chaves to the Company. The entire Financial Service Fee incurred by the Company during the fiscal year ended September 30, 2004 was incurred by the Company during the first quarter of fiscal 2004. As discussed below, the Company ceased compensating Mr. Chaves for the Guarantee Services effective December 31, 2003.

On December 22, 2003, Mr. Chaves sold all of his shares of the Company’s common stock to Avicola Campesinos, Inc. In connection with such sale, Mr. Chaves entered into an agreement with the Company whereby he has agreed to indemnify the Company from and against any losses or damages caused by his failure within the 2004 calendar year to provide, if requested, his personal guarantee with respect to any loan which he has previously guaranteed and the Company is seeking to defer repayment of. There can be no assurances that Mr. Chaves’ future guarantees will be sought by the Company’s lenders and, if sought, will be procured. Effective December 31, 2003, the Company, with Mr. Chaves agreement, decided to discontinue its practice of compensating Mr. Chaves for the Guarantee Services.

Commencing in September 2003, Tendedora, S.A. (“Tenedora”), the parent company of the Company’s majority shareholder, Avicola Campesinos, Inc., and Grupo SAMA, S.A. (“SAMA”) began providing guarantees (the “Tenedora Guarantees” and the “SAMA Guarantees”, respectively) for certain of the indebtedness that the Company obtained from BICSA. As of September 30, 2003, Tenedora and SAMA had guaranteed approximately $1.7 million and $657,000, respectively, of the Company’s outstanding indebtedness to BICSA. Both Tenedora and SAMA continued to provide guarantee services to the Company throughout the 2004 fiscal year. During 2004 fiscal year, the weighted average amount of the Tenedora Guarantees and the SAMA Guarantees was approximately $6.4 million and $3.6 million, respectively. As of September 30, 2004, the outstanding amount of the Tenedora Guarantees and the SAMA Guarantees was $8.6 million and $6.4 million, respectively. During the 2004 fiscal year, certain of the BICSA indebtedness secured by the Tenedora Guarantees was also secured by the Trust and the SAMA Guarantees and all of the BICSA indebtedness secured by the SAMA Guarantees was also secured by the Trust and the Tendora Guarantees. During the 2004 fiscal year, certain of the indebtedness of BICSA was also guaranteed by the Trust. SAMA ceased providing guarantee services to the Company on September 30, 2004; however, Tenedora has continued to provide guarantee services to the Company during the first quarter of 2005.

Loans to Related Parties

Name	September 30, 2004	September 30, 2003		September 30, 2002
Calixto Chaves	$—	$6,876,469	(1)	$6,894,658	(3)
Maya Tiamx, S.A	—	29,861	(2)	30,626	(2)

(1)	Included $5,490,329, $338,089 and $792,865 owed to the Company by Ribera, Atisbos and O.C.C., Costa Rican companies owned by Mr. Chaves and his wife. The figure provided also includes $255,186 owed to the Company by Avicola Core Etuba, Ltda. (“Core”), a Brazilian company of which the majority of outstanding shares are beneficially owned by Mr. Chaves. .
(2)	Maya TIAMX, S.A., is a Costa Rican company owned by Mr. Jose Pablo Chaves, the son of Calixto Chaves.
(3)	Consisted of $5,495,438, $354,442, $793,707 and $251,071 owed to the Company by Ribera, Atisbos, O.C.C. and Core.

At various times in the past, Mr. Chaves and companies controlled by him have borrowed money from the Company. Since September 30, 2002, Mr. Chaves’ largest aggregate amount of indebtedness outstanding occurred at September 30, 2001. The loans made to Ribera, Atisbos and O.C.C., all Costa Rican companies owned by Mr. Calixto Chaves and his wife, were evidenced by thirteen promissory notes payable on demand (the “Loans”), nine of which are denominated in U.S. dollars and accrue interest at the rate of 8%, and four of which are denominated in Costa Rican colones and which accrue interest at rates ranging from 16% to 24%.

The amounts outstanding from Core as of September 30, 2003 and 2002 , include a promissory note of $128,628, bearing an interest rate of 11%, and other account receivables that originate mainly from expenses incurred in a due diligence process.

Mr. Chaves had provided collateral for the Loans by the subscription of a guarantee trust contract for the benefit of Pipasa. The guarantee contract contained two assets, two farms, with an aggregate value of approximately $4 million, as estimated by real estate brokers as of May 2002.

Repurchase of Preferred Stock

On September 29, 2004, the Company’s Board of Directors authorized management to repurchase from Inversiones Leytor, S.A., Atisbos de Belen, S.A. and O.C.C., S.A. (the “Controlled Companies”) companies controlled by Calixto Chaves, the Chief Executive Officer, an aggregate of 151,400 shares of preferred stock of Pipasa (the “Preferred Shares”). In exchange for the Preferred Shares, the Company issueed to the Controlled Companies promissory notes (the “Notes”) in the aggregate amount of $341,445, which is the US dollar equivalent of the amount the Controlled Companies paid for the Preferred Shares in colones (the “Preferred Share Cost”). The Preferred Shares entitled the Controlled Companies to an annual dividend ranging from 10% to 14% of the Preferred Share Cost, payable in perpetuity. The Notes, denominated in colones, bear interest at the annual rate of 10% and mature five years from the date of issuance. (See Foot Note 9 of the Financial Statements)

Litigation Settlement

Until December 2003, Pipasa was one of two defendants in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action was seeking damages in an amount equal to $3.6 million. The other defendant in the litigation was Aero Costa Rica, S.A. (“Aero”), a corporation that, prior to entering receivership, was wholly owned by Mr. Chaves.

On December 29, 2003, Pipasa entered into a settlement agreement (the “Settlement Agreement”) with Polaris pursuant to which Mr. Chaves provided Polaris with a one-time payment in the amount of $1,950,000 (the “Settlement Amount”) in exchange for Polaris’ agreement to dismiss any and all litigation instituted against Pipasa and release any and all claims which they have or may have against Pipasa in connection with the Litigation, except for any claim that may arise in connection with the Indemnification Obligation (as defined below). Mr. Chaves has entered into an agreement with the Company pursuant to which he has acknowledged and agreed that his payment of the Settlement Amount is neither an equity investment in the Company nor a loan to the Company. See Item 3 for further discussion.

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

Pursuant to the Consulting Agreement, which has a three year term, the Company has agreed to compensate SAMA for the above-described services in the amount of up to $120,000 per month ($75,000 beginning July 2004). Except for the payments made to SAMA pursuant to the Consulting Agreement, the Company believes that neither the Company nor any third party has made any payments to SAMA with respect to the financial and strategic advisory services SAMA has provided to the Company.

Certain principals of SAMA, including Victor Oconitrillo, Pedro Dobles, Carlos Ceciliano, Alfonso Gutierrez, Eladio Villalta, Henry Zamora and Rolando Cervantes serve as executive officers and/or directors of the Company and Pipasa. Subsidiaries. More specifically, Mr. Oconitrillo serves as President, Chairman of the Board and as a Director of the Company and as President of Pipasa, Mr. Dobles serves as Vice President of Pipasa, Mr. Villalta serves as Treasurer and as a Director of the Company and as Treasurer of Pipasa, Mr. Gutierrez serves as Secretary and as a Director of the Company and as Secretary of Pipasa, and Mr. Ceciliano serves as a Director of the Company and as Supervisor of the Board of Directors of Pipasa. Mr. Zamora and Mr. Cervantes each serve as a director for Pipasa as do Mr. Oconitrillo, Mr. Dobles, Mr. Ceciliano, Mr. Gutierrez and Mr. Villalta. In addition, each of Mr. Oconitrillo, Mr. Gutierrez, Mr. Zamora and Mr. Cervantes wholly own corporations which own shares in Tenedora, the sole shareholder of Avicola, which following the Stock Sale owns a majority of the Company’s Common Stock.

Investments – (Cash Equivalents)

As of September 30, 2004, the Company was indirectly holding approximately $1 million of short-term investment products, including certificates of deposit and investment fund investments (collectively, the “SAMA Investments”), that are directly or indirectly offered by Inversiones SAMA, S.A. (Puesto de Bolsa) and SAMA Sociedad Administradora de Fondos de Inversión, affiliates of SAMA. It is the Company’s understanding that such investment products are generally available to other clients of SAMA. The Company estimates that, during the fiscal year ended September 30, 2004, SAMA and/or its affiliates have received in the aggregate less than $60,000 of fees and/or commissions from the Company and/or its subsidiaries in connection with such SAMA Investments.

Proposed Transactions

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

ITEM 14. PRINCIPAL ACCOUNTANING FEES AND SERVICES

AUDIT FEES

Stonefield Josephson, Inc. (“Stonefield”) performed the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2003 and September 30, 2004. The aggregate fees billed for professional services rendered by Stonefield for the audit of the Company’s annual financial statements for the fiscal year ended September 30, 2003 and the estimated fees for the audit for the fiscal year ended September 30, 2004 are as follows:

Year	Audit Fees
2004	$104,000
2003	$136,290

Stonefield reviewed the Company’s financial statements included in the Company’s Form 10-Qs during the fiscal year ended September 30, 2004 and 2003. The aggregate fees billed for professional services rendered by Stonefield for the review of such financial statements during the fiscal year ended September 30, 2004 and 2003 were as follows:

Year	Quarterly Review Fees
2004	$33,830
2003	$34,925

AUDIT RELATED FEES

No audit-related services were rendered by Stonefield in fiscal year 2003 or fiscal year 2004.

TAX FEES

The aggregate fees billed by Stonefield for professional services for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2003 and 2004 are as follows:

Year	Tax Fees
2004	$20,000
2003	$33,830

ALL OTHER FEES

No other services were rendered by Stonefield in fiscal year 2003 or fiscal year 2004.

The Audit Committee has considered whether the provision of the non-audit services listed as “All Other Fees” are compatible with maintaining the independence of the Company’s independent auditors. Our Audit Committee has also pre-approved all services (audit and non-audit) to be provided to us by Stonefield. All of the audit and non-audit services performed by Stonefield in the 2004 and 2003 fiscal years were pre-approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements incorporated by reference in Item 8 of this Form 10-K are included beginning on page F-1 as follows:

(A) Independent Auditors’ Report

(B) Consolidated Balance Sheets for September 30, 2004 and 2003.

(C) Consolidated Statements of Income for the years ended September 30, 2004, 2003 and 2002.

(D) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2004, 2003 and 2002.

(E) Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002.

(F) Notes to Consolidated Financial Statements for fiscal years 2004, 2003 and 2002.

(2) Financial Statement Schedules

The following financial Statement Schedule of Rica Foods, Inc. has been included herein:

•	Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3) Exhibits

The following exhibit is filed with this report.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company *

10.1	Trust Agreement, dated September 22, 2003, by and between Corporacion Pipasa, S.A. and Corproacion As de Oros, S.A., as Trustors, Consultores Financieros Cofin S.A., as Trustee and various of the Company’s lenders (translated from Spanish), as amended (2)

10.2	Amendment to Trust Agreement, dated May 21, 2004, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Banco Improsa, S.A. as Trustee and various of the Company’s lenders (translated from Spanish) (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith
1	Incorporated by Reference to the Company’s 10-K/A, as filed with the Commission on July 28, 2003.
2	Incorporated by Reference to the Company’s Form 8-K/A, as filed with the Commission on October 9, 2003.
3	Incorporated by Reference to the Company’s Form 10-Q, as filed with the Commission on August 16, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rica Foods, Inc.

DATE: January 3, 2005	By:	/s/ CALIXTO CHAVES
Calixto Chaves
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: January 3, 2005	/s/ CALIXTO CHAVES
Calixto Chaves, Chief ExecutiveOfficer

DATE: January 3, 2005	/s/ GINA SEQUEIRA
Gina Sequeira, Chief Financial Officer

DATE: January 3, 2005	/s/ VICTOR OCONITRILLO
Victor Oconitrillo, Chairman and President of the Board

DATE: January 3, 2005	/s/ ALFONSO GUTIERREZ
Alfonso Gutierrez, Secretary and Director

DATE: January 3, 2005	/s/ ALFRED SMITH, IV
Alfred Smith, Director

DATE: January 3, 2005	/s/ ELADIO VILLALTA
Eladio Villalta, Director

DATE: January 3, 2005	/s/ CARLOS CECILIANO
Carlos Ceciliano, Director

DATE: January 3, 2005	/s/ LUIS J. LAUREDO
Luis J. Lauredo, Director

DATE: January 3, 2005	/s/ GRANT “JACK” PEEPLES
Grant “Jack” Peeples, Director

DATE: January 3, 2005	/s/ MANUEL ESCOBAR
Manuel Escobar, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rica Foods, Inc.

We have audited the accompanying consolidated balance sheets of Rica Foods, Inc. (a Nevada corporation) and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rica Foods, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Irvine, California
December 27, 2004

RICA FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,618,689	$3,343,255
Short-term investments	25,840	2,469,301
Notes and accounts receivable, net	11,706,487	17,760,056
Due from related parties	—	1,415,821
Inventories	15,008,770	14,132,819
Deferred income taxes	395,955	255,064
Prepaid expenses	870,984	784,794

Total current assets	29,626,725	40,161,110

Property, plant and equipment, net	35,075,768	36,832,068
Long-term receivables-trade	4,688,843	627,831
Long-term investments	2,982,605	3,784,470
Other assets	6,809,924	7,764,323
Goodwill	1,418,957	1,555,828

Total assets	$80,602,822	$90,725,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,864,041	$17,195,317
Accrued expenses	3,128,835	3,320,497
Notes payable	9,886,130	36,577,504
Current portion of long-term debt	2,077,827	3,990,124
Due to related party	53,350	51,872

Total current liabilities	24,010,183	61,135,314

Long-term debt, net of current portion	34,676,984	6,758,958
Due to related party, long-term	297,181	—
Deferred income taxes	1,960,045	2,101,856

Total liabilities	60,944,393	69,996,128

Minority interest	343	1,336,445

Commitments and contingencies

Stockholders’ equity:
Common stock
20,000,000 shares authorized; 12,864,321 issued; 12,811,469 outstanding	12,865	12,865
Preferred stock
317,831 shares authorized Class C-A, C-B and C-D: No shares outstanding as of September 30, 2004. 186,431 issued and outstanding as of September 30, 2003
Class C-C: 20,000 and 131,400 issued and outstanding as of September 30, 2004 and 2003, respectively	1,180,867	2,216,072
Additional paid-in capital	25,800,940	25,800,940
Accumulated other comprehensive loss	(15,587,269)	(15,586,903)
Retained earnings – unappropriated	6,474,537	10,651,545
Retained earnings - appropriated	3,107,930	2,072,261

	20,989,870	25,166,780
Less:
Due from stockholders	—	(5,490,329)
Treasury preferred stock Pipasa - Class C-A, C-B and C-D: 151,400 held in treasury preferred stock as of September 30, 2004.	(1,048,390)	—
Treasury common stock, at cost - 52,852 held in treasury as of September 30, 2004 and 2003.	(283,394)	(283,394)

Total stockholders’ equity	19,658,086	19,393,057

Total liabilities and stockholders’ equity	$80,602,822	$90,725,630

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Sales	$138,512,106	$127,904,718	$130,665,439
Cost of sales	104,748,371	91,453,513	87,487,065

Gross profit	33,763,735	36,451,205	43,178,374

Operating expenses:
General and administrative	10,948,788	12,856,723	14,054,980
Selling	19,344,744	19,094,306	19,215,331
Provision for contingencies	496,366	—	—

	30,789,898	31,951,029	33,270,311

Income from operations	2,973,837	4,500,176	9,908,063
Other expenses (income):
Interest expense	4,571,498	4,536,841	4,662,341
Interest income	(672,648)	(1,586,920)	(1,501,963)
Foreign exchange loss, net	2,634,878	2,978,590	3,298,051

Miscellaneous, net	(73,494)	(600,114)	(730,610)

	6,460,234	5,328,397	5,727,819
Income (loss) before extraordinary items, income taxes and minority interest	(3,486,397)	(828,221)	4,180,244
Extraordinary income	—	304,760	—

Income (loss) before income taxes and minority interest	(3,486,397)	(523,461)	4,180,244
Income tax expense (benefit)	(132,569)	206,475	1,041,596

Income (loss) before minority interest	(3,353,828)	(729,936)	3,138,648
Minority interest	43,644	68,975	75,959

Net income (loss)	(3,397,472)	(798,911)	3,062,689
Preferred stock dividends	76,463	131,485	145,398

Net income (loss) applicable to common stockholders	$(3,473,935)	$(930,396)	$2,917,291

Basic earnings (losses) per share	$(0.27)	$(0.07)	$0.23

Diluted earnings (losses) per share	$(0.27)	$(0.07)	$0.23

Basic weighted average number of common shares outstanding	12,811,469	12,811,469	12,811,469

Diluted weighted average number of common shares outstanding	12,811,469	12,811,469	12,811,469

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity Years ended September 30, 2004, 2003 and 2002

	Common Stock		Treasury Stock Shares		Preferred stock	Treasury Preferred stock	Additional Paid-in Capital	Due from Stockholders	Accumulated Other Comprehensive (loss)	Unappropriated Retained Earnings	Appropriated Retained Earnings	Total Stockholders’ Equity	Comprehensive Income for the Period
	Shares	Amount	Shares	Amount
Balance, September 30, 2001	12,864,321	$12,865	47,752	$(268,394)	$2,216,072	$—	$25,800,940	$(6,256,089)	$(9,625,035)	$8,883,752	$1,853,159	$22,617,270
Cash dividends on preferred stock of Pipasa	—	—	—	—	—	—	—	—	—	(145,398)	—	(145,398)
Payment received from stockholders	—	—	—	—	—	—	—	760,652	—	—	—	760,652
Repurchase of common stock	—	—	5,100	(15,000)	—	—	—	—	—	—	—	(15,000)
Net income	—	—	—	—	—	—	—	—	—	3,062,689	—	3,062,689	3,062,689
Appropriation of retained earnings										(186,647)	186,647
Translation adjustment	—	—	—	—	—	—	—	—	(2,484,637)	—	—	(2,484,637)	(2,484,637)
Derivative unrealized loss	—	—	—	—	—	—	—	—	(96,989)	—	—	(96,989)	(96,989)

Total comprehensive income													$481,063

Balance, September 30, 2002	12,864,321	$12,865	52,852	$(283,394)	$2,216,072	$—	$25,800,940	$(5,495,437)	$(12,206,661)	$11,614,396	$2,039,806	$23,698,587
Cash dividends on preferred stock of Pipasa	—	—	—	—	—	—	—	—	—	(131,485)	—	(131,485)
Exchange rate adjustment	—	—	—	—	—	—	—	5,108	—	—	—	5,108
Appropriation of retained earnings										(32,455)	32,455
Net loss	—	—	—	—	—	—	—	—	—	(798,911)	—	(798,911)	(798,911)
Translation adjustment	—	—	—	—	—	—	—	—	(3,265,419)	—	—	(3,265,419)	(3,265,419)
Derivative unrealized loss	—	—	—	—	—	—	—	—	(114,823)	—	—	(114,823)	(114,823)

Total comprehensive loss													$(4,179,153)

Balance, September 30, 2003	12,864,321	$12,865	52,852	$(283,394)	$2,216,072	—	$25,800,940	$(5,490,329)	$(15,586,903)	$10,651,545	$2,072,261	$19,393,057
Cash dividends on preferred stock of Pipasa	—	—	—	—	—	—	—	—	—	(76,463)	—	(76,463)	—
Repurchase of preferred stock from Pipasa	—	—	—	—	—	(1,048,390)	—	—	—	—	—	(1,048,390)	—
Cancellation of Pipasa’s preferred stock	—	—	—	—	(1,035,205)	—	—	—	—	—	—	(1,035,205)	—
Appropriation of retained earnings										(1,035,669)	1,035,669
Net loss	—	—	—	—	—	—	—	—	—	(3,397,472)	—	(3,397,472)	(3,397,472)
Repurchase of TCA preferred shares for less than par value										332,596	—	332,596
Collection of due from stockholders	—	—	—	—	—	—	—	5,490,329	—	—	—	5,490,329
Translation adjustment	—	—	—	—	—	—	—	—	(203,778)	—	—	(203,778)	(203,778)
Deferred loss recognized in cost of production during the period	—	—	—	—	—	—	—	—	174,537	—	—	174,537	174,537
Derivative unrealized gain	—	—	—	—	—	—	—	—	28,875	—	—	28,875	28,875

Total comprehensive loss													(3,397,838)

Balance, September 30, 2004	12,864,321	$12,865	52,852	$(283,394)	$1,180,867	$(1,048,390)	$25,800,940	$—	$(15,587,269)	$6,474,537	$3,107,930	$19,658,086

The accompanying notes to consolidated financial statements are an integral part of these statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(3,397,472)	$(798,911)	$3,062,689
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,446,308	4,542,469	5,078,259
Production poultry	3,657,620	3,531,655	3,463,403
Uncollected sale of equipment	—	63,588	365,072
Allowance for inventory obsolescence	173,332	—	—

Derivative unrealized loss	203,412	(114,823)	(96,989)
Gain on sale of productive assets	(98,031)	(44,825)	(227,557)
Deferred income tax (benefit) expense	(309,937)	108,483	(78,471)
Provision for doubtful accounts	105,326	308,765	449,598
Amortization of deferred debt costs	117,063	121,001	22,043
Minority interest	43,644	68,975	75,959
Changes in operating assets and liabilities:
Notes and trade receivables	1,678,434	(2,133,231)	(4,534,814)
Inventories	(4,698,928)	(3,519,763)	(4,770,887)
Prepaid expenses	(104,169)	180,809	211,142
Accounts payable	(8,331,276)	(1,785,210)	4,530,138
Accrued expenses	(191,662)	(240,011)	(489,080)
Long-term receivables-trade	494,294	195,406	(378,872)

Net cash provided by (used in) operating activities	(6,212,042)	484,377	6,681,633

Cash flows from investing activities:
Short-term investments	2,443,461	22,965	(1,640,361)
Additions to property, plant and equipment	(5,212,912)	(5,321,399)	(4,996,703)
Increase in long-term investments	491,547	(79,998)	(186,731)
Proceeds from sales/retirement of productive assets	613,416	1,074,094	4,145,084
Increase in other assets	(236,683)	(2,519,252)	(3,778,447)
Due from stockholders and related party	6,854,278	51,872	913,203

Net cash provided by (used in) investing activities	4,953,107	(6,771,718)	(5,543,955)

Cash flows from financing activities:
Preferred stock cash dividends	(120,107)	(200,459)	(221,357)
Short-term financing:
New loans	51,223,376	41,013,389	26,507,366
Payments	(78,332,204)	(20,855,551)	(27,664,430)

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2004, 2003 and 2002

(Continued)

	2004	2003	2002
Long-term financing:
New loans	42,114,414	1,793,455	6,152,158
Payments	(16,223,058)	(15,629,818)	(10,101,843)
Repurchase of common stock	—	—	(15,000)

Net cash provided by (used in) financing activities	(1,337,579)	6,121,016	(5,343,106)

Effect of exchange rate changes on cash and cash equivalents	871,948	781,287	2,012,951
Increase (decrease) in cash and cash equivalents	(1,724,566)	614,962	(2,192,477)
Cash and cash equivalents at beginning of year	3,343,255	2,728,293	4,920,870

Cash and cash equivalents at end of year	$1,618,689	$3,343,255	$2,728,393

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$4,433,934	$5,795,125	$4,911,103

Income taxes	$167,361	$650,524	$283,758

Supplemental schedule of non-cash activities:

Severance and Accrued Vacation Benefits for Chief Executive Officer and Vice President of Administration (see Note 3)	$—	$382,315	$275,411

Repurchase of Preferred Shares in exchange for notes (See Notes 3 and 9)
From Related Party:	$341,445	$—	$—

From Other Preferred Shareholders	$711,011	$—	$—

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rica Foods, Inc. (the “Company”), formerly Quantum Learning Systems, Inc., was incorporated under the laws of the State of Utah on February 6, 1986 and filed a public offering in 1987. In April 1994, the Company changed its state of incorporation from Utah to Nevada. During the fiscal year ended September 30, 2004, the Company’s operations were principally conducted through its 100% owned subsidiaries, Corporacion Pipasa, S.A. and subsidiaries (“Pipasa”) and Corporacion As de Oros, S.A. and subsidiary (“As de Oros”). Effective October 1, 2004, As de Oros merged with and into Pipasa (the “Merger”). Pursuant to the Merger and in accordance with Costa Rican law, all assets, liabilities, rights and obligations of As de Oros were transferred to and assumed by Pipasa. The Merger was accounted for as entities under common control, whereby Pipasa recognized the assets and liabilities of As de Oros that were merged at their book value as of the date of the Merger (i.e., there has been no step up in basis). In addition, the Company will continue to include at the consolidated level, the remaining goodwill that resulted from the purchase of As de Oros, which acquisition was accounted for under the purchase method of accounting. Accordingly, the Merger will not have any effect in the consolidated financial statements of the Company. As of the date of the Merger, all issued preferred shares had been repurchased, and there was no minority interest outstanding in As de Oros.

The Company’s subsidiaries’ primary business is derived from the production and sale of broiler chickens, processed chicken, beef and pork by-products, commercial eggs, and premixed feed and concentrate for livestock and domestic animals. The Company’s subsidiaries own 80 urban and rural outlets throughout Costa Rica, three modern processing plants and four animal feed plants. As de Oros also owns and operates two chains of 28 quick service restaurants in Costa Rica called Restaurantes As de Oros and Kokoroko. Pipasa and As de Oros export its products to all countries in Central America, Colombia, Dominican Republic and Hong Kong.

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

The Company’s references herein to fiscal years 2004, 2003 or 2002 encompass the years ended September 30, 2004, 2003 and 2002, respectively.

Change in Control

On December 22, 2003, Calixto Chaves (“Mr. Chaves”), Monica Chaves (“Ms. Chaves’), JP Chaves, Comercial Angui and certain other shareholders (the “Selling Shareholders”), sold (the “Stock Sale”) all 9,933,154 shares of the common stock held by the Selling Shareholders (the “Shares”), representing approximately 77.2% of the Company’s issued and outstanding shares of common stock, to Avicola Campesinos, Inc., a Nevada corporation (“Avicola”), for a cash purchase price of approximately U.S.$12.5 million.

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

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Principles of Consolidation

The consolidated financial statements include the accounts of Rica Foods, Inc. and its subsidiaries, Pipasa and As de Oros. Subsidiaries of Pipasa (“Pipasa de El Salvador de C.V.” and “Pipasa de Honduras de C.V.”) and As de Oros (“Planeta Dorado, S.A.”)” have been included in the consolidated financial statements for the Company.

All significant intercompany balances and transactions have been eliminated in consolidation. For fiscal years prior to 2001, before adoption of SFAS 142, the Company used the straight-line method to amortize the excess of the purchase price over the fair market value of the net assets acquired over a period of five years (See Change in Accounting Policies - Accounting for Goodwill).

Minority Interest

As of September 30, 2003, Minority Interest was comprised of preferred shares of As de Oros, amounting to $1,336,102 and 1% participation in each of Pipasa’s subsidiaries, amounting to $343. Preferred cash dividends (see Note 9) distributed to As de Oros’ preferred shareholders are treated as a reduction to income.

During fiscal 2004, the Company repurchased all outstanding preferred shares from As de Oros’ preferred shareholders. Accordingly, the outstanding shares were reduced from Minority Interest. As of September 30, 2004, the Minority Interest is comprised of Pipasa’s subsidiaries’ minority interest.

Reclassifications

Certain reclassifications in the balance sheet, related footnote disclosures and statements of cash flows have been made to the prior periods to conform to current presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include but are not limited to the valuation of inventories, impairment of long-lived assets and goodwill, valuation of deferred tax assets, estimated useful lives of property, plant and equipment, provisions and the possible outcome of litigations and the ultimate collection of customer receivables. Actual results in subsequent periods could differ from management’s estimates.

Foreign Currency Translation

Most of the Company’s transactions take place in Costa Rica and are denominated in local currency, the colon (cent). The exchange rate between the colon and the U.S. dollar is determined in a free exchange market, supervised by the Banco Central de Costa Rica. As of September 30, 2004, 2003 and 2002, commercial exchange rates were (cent) 448.32, (cent) 408.88 and (cent) 369.12 per $1.00, respectively.

The financial statements of Pipasa and As de Oros have been translated into U.S. dollars on the basis of the colon (cent) as the functional currency, as follows: assets and liabilities have been translated at the commercial exchange rates in effect on the balance sheet dates; stockholders’ equity has been translated at historical exchange rates and income and expenses have been translated at average exchange rates in effect during the fiscal years. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany gains and losses resulting from transactions, are included in the results of operations. The related translation adjustments for each fiscal year, along with the cumulative amounts as of the balance sheets dates, are reflected in the accumulated other comprehensive loss component of the consolidated statements of stockholders’ equity.

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

As of September 30, 2004, short-term investments were primarily comprised of certificate of deposits, denominated in U.S. dollars, and are carried on the balance sheet at fair market value, which approximates cost. Such certificates of deposits mature from 6 to 12 months from their date of issuance and bear interest at rates ranging from 11.4% to 14.67% in colones and 1.75% to 2.4% in US dollars.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Earnings per Share

Earnings per share is computed on the basis of the weighted average number of common shares outstanding according to SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 was intended to simplify the earnings per share computations and make them more comparable from company to company. For fiscal years 2004 and 2003, the Company had a simple capital structure and there was no dilutive effect for fiscal years ended September 30, 2004, 2003 and 2002.

Long-term Investments

Long-term investments are comprised of non-marketable equity securities from privately held companies and trust accounts. Equity securities do not exceed 10% participation and are thus recorded at their historical cost. Although market value of the investments in equity securities is not readily determinable, management assesses these investments for other-than-temporary impairment and believes that the fair value of these investments exceeds its carrying amount.

Futures Contracts

Futures and option contracts with original maturities of less than one year are used to hedge fluctuations in corn and soybean meal prices, which are considered to be a hedge against changes in the amount of future cash flows related to commodities purchases. The Company does not enter into derivative transactions for speculative purposes. The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria according to Company’s policy to determine effectiveness, is reported in Other Comprehensive Income (Loss). No ineffectiveness was recognized on cash flow hedges during fiscal 2004 or 2003. The ineffective portion of the contracts that do not meet risk reduction criteria are recognized in earnings immediately. The adoption of SFAS No. 133 effective beginning in fiscal year 2001 did not have a material effect on the Company’s financial position or results of operations. As of September 30, 2004, the Company also held open positions for corn purchase which amounted to approximately $12,204.

In July 2004, the Company secured the purchase of corn and soybean meal supply by entering into forward contracts with its raw material suppliers. The Company estimates that these purchases will cover needs for a period of approximately four months. The forward contracts are due from October 2004 to February 2005, for an aggregate amount of approximately $6.9 million for corn purchases and $5.2 million for soybean meal purchases

Allowance for doubtful accounts

Allowance for doubtful accounts is determined primarily on the basis of past collection experience and evaluation of deteriorating credit conditions of certain customers. The Company determines terms and conditions of credits for its customers primarily based on: type of product sold, volume purchased by the customer, customer credit-worthiness and past transaction history. Accounts receivables are written-off, once legal counsel as has exhausted every legal avenue to collect such receivables.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost.

Live poultry inventory represents breeders and layer hens. Breeder hens produce baby chicks that will subsequently be sold as broiler and layer hens produce commercial eggs. Breeder and layer hen costs are accumulated during their production stage (approximately 20 weeks), which primarily consist of animal feed and labor costs. After breeder and layer hens complete their production stage, their accumulated costs are then amortized over the estimated production lives (approximately 65 weeks for breeder and approximately 80 weeks for layer hens) based on a percentage calculated according to the estimated production cycle of the hen, including a residual value. This amortization is recorded as part of the production costs of the broiler. Breeder and layer hens are not sold as final product. Baby chicks that will be sold as broiler are recorded as part of the in-process inventory while they are in their grow-out stage. After approximately 43 days, chicks in grow-out stage are transferred to the processing plants, where they will be transformed into finished product. Accumulated costs consist primarily of animal feed and labor costs. Production poultry represents the accumulated amortization of breeder and layer hens in their productive stage.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Costs of leasehold improvements on properties that are accounted for as operating leases are capitalized and amortized over the respective lease term using the straight-line method. Net capitalized leasehold rights amounted to approximately $332,000 and $340,000 as of September 30, 2004 and 2003, respectively.

Applicable interest charges incurred during the construction of new facilities are capitalized as one of the cost elements and are amortized over the assets’ estimated useful lives. Interest capitalized during fiscal years 2004 and 2003 was $19,000 and $11,950, respectively.

Impairment Charges

The Company assesses long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the undiscounted estimated future cash flows expected to result from its use and eventual disposition. Impairments will be recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not recognize any impairment losses for the years ended September 30, 2004, 2003 or 2002.

Software Development Costs

The Company capitalizes costs associated with software developed for internal use. The Company accounts internally developed software according to Statement of Position 98-1 “Software for Internal Use” (“SOP 98-1”). Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed for internal use when both the preliminary project stage is completed and management has authorized further funding for the project, which it deems probable of completion and use for the function intended. Capitalized costs include direct costs of materials, services consumed in developing the software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest costs incurred while developing the software.

Capitalization of such costs ceases when the project is substantially completed and ready for its intended use. The carrying value, net of amortization of software and development costs included in other assets in the consolidated balance sheets amounting to $257,400 and $427,630 as of September 30, 2004 and 2003, respectively, is regularly reviewed by the Company to determine if an impairment loss should be recognized.

Capitalized internal software development costs are amortized using the straight-line method over a period of five years, which totaled $302,000, $262,096 and $290,400 for the years ended September 30, 2004, 2003 and 2002, respectively.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. Accumulated other comprehensive income includes the cumulative translation adjustment and adjustments of commodity future contracts to fair value.

Deferral of Loan Costs

The Company is deferring certain commitment fees and other direct loan origination costs. These charges are being amortized over the contractual life of the related loans. Deferred loan costs amortization expense for fiscal years ended September 30, 2004, 2003 and 2002 amounted to $117,063, $121,001 and $22,043, respectively.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $1,150,000, $831,000, and $1,335,980 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. Advertising expenses are included in selling expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company files a tax return in the United States, which does not include the operations of any of its subsidiaries. The Company’s subsidiaries, As de Oros and Pipasa, file individual tax returns in Costa Rica. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Change in Accounting Policies - Accounting for Goodwill

As of October 1, 2001, the Company early adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. The purchase of As de Oros resulted in recording goodwill of $3,937,676, which prior to the adoption of SFAS No. 142 the Company amortized such goodwill over a period of five years. As of September 30, 2001, goodwill, net of amortization, amounted to $2,186,090. In connection with the transition provisions for adopting this standard, the Company performed a transitional impairment test using discounted cash flows and found no impairment. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. The amount of goodwill is accounted for in colones, and the decrease from prior year is due to exchange rate differences.

Revenue Recognition

The Company recognizes revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) the Company issues an invoice to the customer which evidences an arrangement between the customer and the Company, (iii) a fixed sales price has been included in such invoice and (iv) collection from customer is probable. Sales discounts are primarily recorded in the period in which the related sale is recognized. Returned products due to damaged products for which the Company assumes responsibility are minimal and are recorded in the period in which they are received. Returned products amounted to $34,730, $36,580 and $28,900, respectively, for the fiscal years ended September 30, 2004, 2003 and 2002.

Employees, Directors and Officers Benefit Plan

The Company has a Stock Option Plan (the “Plan”), in which certain directors, officers, employees and entities that provide services to the Company and its subsidiaries are participants. In October 1999, the Company granted to seventy-six (76) officers and employees 7,600 shares of the Company’s common stock, which vested upon issuance. Officers and employees were restricted from selling the shares granted and exercised for a period of one year. In addition, 7,600 options to purchase shares of common stock of the Company were issued on the same date to those same officers and employees, at an exercise price of $6.00 which vested upon issuance and had to be exercised within a period of one year, after which the officers and employees are restricted from selling such shares of common stock for one additional year. Market price per share on the date of the grant and issuance of the stock options was $11.40. As of September 30, 2000, 64 employees exercised their stock options, which totaled to 6,400 shares of common stock. All options under this plan expired on September 30, 2000 and no options were outstanding as of September 30, 2004, 2003 or 2002.

On November 29, 2004, the Board of Directors of the Company granted, effective October 15, 2004 (the “Grant Date”), a total of 120,000 options (the “Director Options”) to purchase shares of the Company’s common stock to two of its current directors. In addition, on the same date, as consideration for past services to the Company, the Company granted 10,000 options (collectively with the Director Options, the “Options”) to purchase shares of the Company’s common stock to one of its former directors. The Options vested upon issuance and are exercisable at any time during the period (the “Exercise Period”) commencing on the three month (3rd) anniversary of the Grant Date and terminating on the six month (6th) anniversary of the Grant Date (the “Expiration Date”). The Options have an exercise price of $4.40 and the closing quoted market price per share on the date of the grant was $5.21.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Compensation expense relating to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

The Company accounts for equity-based awards granted to employees and directors under APB No. 25 under which compensation cost is recognized for stock options granted below market value and amortized over the appropriate service period. The 120,000 options granted on October 15, 2004 to the two current directors have a value of $97,200 which will be amortized to compensation expense ratably over the fiscal year end September 30, 2005. The Options granted to the former director have been accounted for in accordance with SFAS No. 123 using the fair value method of accounting, and accordingly $12,825 pertaining to such Options, have been accrued for as compensation expense in fiscal year 2004.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, “Consolidation of Variable Interest Entities”, that was issued in January 2003.

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

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company is in the process of evaluating whether the adoption of SFAS 153 will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2. NOTES AND ACCOUNTS RECEIVABLE AND LONG-TERM RECEIVABLES-TRADE

Notes and accounts receivable consist of the following:

	2004	2003
Accounts:
Trade receivables	$10,237,212	$12,298,516
Employees	203,552	177,531
Other receivables	1,736,690	3,958,328

	12,177,454	16,434,375
Less: Allowance for doubtful accounts	(470,967)	(492,061)

	11,706,487	15,942,314
Add: Short-term notes-trade	—	1,817,742

Total short term notes and trade receivables	$11,706,487	$17,760,056

Short-term notes as of September 30, 2003, trade bear market interest rates that range from 6% to 11.5% in U.S. dollars. As of September 30, 2004 approximately $1.2 million of the Company’s accounts receivable was collateralizing a $1.1 million dollar debt owed by the Company to Banco Laffisse.

The Company regularly enters into commercial transactions with Industrias Avicolas Integradas, S.A. (“Indavinsa”), whereby it sells the Company’s products, such as pet food and live chickens. The Company has also sold used poultry equipment to Indavinsa. As of September 30, 2004 and 2003, Notes and accounts receivables included amounts due from Indavinsa including: (i) Trade receivables in the amounts of $586,174 and $2,254,643, respectively; (ii) Other accounts receivables in the amounts of $1,413,826 and $2,500,084, respectively. In addition, as of September 30, 2003, Short-term notes include promissory notes amounting to $1,201,000, which notes bore market interest rates ranging from 6% to 11.5%. During December 2003 and October 2004, the Company collected from Indavinsa $2.0 million and $2.5 million, respectively.

On December 27, 2004, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Industrias Avicolas Integradas, S.A (“Indavinsa”), a Nicaraguan corporation, pursuant to which the Company acquired all of the assets related to Indavinsa’s animal feed concentrate segment in exchange for (i) the Company’s cancellation of approximately $5.1 million of receivables owed by Indavinsa to the Company as of December 27, 2004, and (ii) an approximate $1.1 million account payable to Indavinsa by the Company. The primary assets acquired include an animal feed plant, including silos for storage of grain, grow-out farms for chickens and feedlot facilities for cattle. None of the acquired assets are encumbered based on background investigations performed on such assets. The Company believes that Indavinsa is the third largest producer of animal feed products in Nicaragua.

As of September 30, 2004, Indavinsa owed the Company an aggregate of approximately $6.6 million. As a result of the subsequent collection in October 2004 of $2.0 million from Indavinsa and the cancellation of approximately $5.1 million of receivables owed by Indavinsa as of December 27, 2004, pursuant to the Asset Purchase Agreement, it is the Company’s belief that the amount due from Indavinsa as of September 30, 2004 is not impaired. However, because approximately $4.6 million of amount due from Indavinsa as of September 30, 2004 was cancelled in exchange of property, plant and equipment, such amount has been reclassified as part of long-term receivable.

The Company maintains an allowance for doubtful accounts receivable upon the expected collectibility of receivables. For the years ended September 30, 2004 and 2003, the Company recorded a write-off of doubtful receivables amounting to approximately $90,400 and $312,380, respectively.

Long-term receivables consist of the following:

	2004	2003
Accounts:
Trade receivables	$100,047	$238,289
Due from Indavinsa	4,588,796	—
Other	—	389,542

Total long-term receivables	$4,688,843	$627,831

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-term trade receivables consist of promissory notes that bear interest rates of 24% in colones (34% in colones and 8% in U.S. dollars for fiscal year 2003). Due from Indavinsa originates from reclassifications from short-term notes and accounts receivables to long-term, as follows: trade receivables ($3,144,664), promissory notes ($1,201,000) and other account receivables ($243,132), These amounts were cancelled in exchange of assets pursuant to the Asset Purchase Agreement. Other long-term receivables as of September 30, 2003, originate from credit to customers and a receivable from a trust fund.

3. BALANCES AND TRANSACTIONS WITH STOCKHOLDERS AND RELATED PARTIES

Related Party Guarantees

Since the Company’s inception in 1969 and since 1991, Mr. Chaves and Mr. Quesada, respectively, have personally guaranteed the repayment of the various notes, loans and credit facilities (the “Credit Arrangements”) of the Company and its various operating subsidiaries. As of September 30, 2004, none of the Company’s Credit Arrangements were personally guaranteed by either Mr. Chaves or Mr. Quesada.

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

For fiscal years ended September 30, 2004 and 2003, the Company has incurred a Financial Service Fee to Mr. Chaves in the amount of $70,673 and $262,765, respectively, which amount was used to offset indebtedness owed by Mr. Chaves to the Company. The entire Financial Service Fee incurred by the Company during the fiscal year ended September 30, 2004 was incurred by the Company during the first quarter of fiscal 2004. As discussed below, the Company ceased compensating Mr. Chaves for the Guarantee Services effective December 31, 2003.

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

Commencing in September 2003, Tendedora, S.A. (“Tenedora”), the parent company of the Company’s majority shareholder, Avicola Campesinos, Inc., and Grupo SAMA, S.A. (“SAMA”) began providing guarantees (the “Tenedora Guarantees” and the “SAMA Guarantees”, respectively) for certain of the indebtedness that the Company obtained from BICSA. As of September 30, 2003, Tenedora and SAMA had guaranteed approximately $1.7 million and $657,000, respectively, of the Company’s outstanding indebtedness to BICSA. Both Tenedora and SAMA continued to provide guarantee services to the Company throughout the 2004 fiscal year. During 2004 fiscal year, the weighted average amount of the Tenedora Guarantees and the SAMA Guarantees was approximately $6.4 million and $3.6 million, respectively. As of September 30, 2004, the outstanding amount of the Tenedora Guarantees and the SAMA Guarantees was $8.6 million and $6.4 million, respectively. During the 2004 fiscal year, certain of the BICSA indebtedness secured by the Tenedora Guarantees was also secured by the Trust and the SAMA Guarantees and all of the BICSA indebtedness secured by the SAMA Guarantees was also secured by the Trust and the Tendora Guarantees. During the 2004 fiscal year, certain of the indebtedness of BICSA was also guaranteed by the Trust. SAMA ceased providing guarantee services to the Company on September 30, 2004; however, Tenedora has continued to provide guarantee services to the Company during the first quarter of 2005.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Loans to Related Parties

Name	September 30, 2004	September 30, 2003		September 30, 2002
Calixto Chaves	$—	$6,876,469	(1)	$6,894,658	(3)
Maya Tiamx, S.A	—	29,861	(2)	30,626	(2)

(1)	Included $5,490,329, $338,089 and $792,865 owed to the Company by Ribera, Atisbos and O.C.C., Costa Rican companies owned by Mr. Chaves and his wife. The figure provided also includes $255,186 owed to the Company by Avicola Core Etuba, Ltda. (“Core”), a Brazilian company of which the majority of outstanding shares are beneficially owned by Mr. Chaves.
(2)	Maya TIAMX, S.A., is a Costa Rican company owned by Mr. Jose Pablo Chaves, the son of Calixto Chaves.
(3)	Consisted of $5,495,438, $354,442, $793,707 and $251,071 owed to the Company by Ribera, Atisbos, O.C.C. and Core.

At various times in the past, Mr. Chaves and companies controlled by him have borrowed money from the Company. Since September 30, 2002, Mr. Chaves’ largest aggregate amount of indebtedness outstanding occurred at September 30, 2001. The loans made to Ribera, Atisbos and O.C.C., all Costa Rican companies owned by Mr. Calixto Chaves and his wife, were evidenced by thirteen promissory notes payable on demand (the “Loans”), nine of which are denominated in U.S. dollars and accrue interest at the rate of 8%, and four of which are denominated in Costa Rican colones and which accrue interest at rates ranging from 16% to 24%.

The amounts outstanding from Core as of September 30, 2003 and 2002 , include a promissory note of $128,628, bearing an interest rate of 11%, and other account receivables that originate mainly from expenses incurred in a due diligence process.

Mr. Chaves had provided collateral for the Loans by the subscription of a guarantee trust contract for the benefit of Pipasa. The guarantee contract contained two assets, two farms, with an aggregate value of approximately $4 million, as estimated by real estate brokers as of May 2002.

On December 22, 2003, Mr. Chaves, Ms. Chaves, JP Chaves, Comercial Angui and certain other shareholders (the “Selling Shareholders”), sold (the “Stock Sale”) all 9,933,154 shares of the common stock held by the Selling Shareholders (the “Shares”), representing approximately 77.2% of the Company’s issued and outstanding shares of common stock, to Avicola Campesinos, Inc., a Nevada corporation (“Avicola”), for a cash purchase price of approximately U.S.$12.5 million. Approximately $6.9 million of the proceeds of the Stock Sale were used to satisfy Mr. Chaves’ and any other existing related party indebtedness to the Company. Accordingly, on December 22, 2003 the Company cancelled all outstanding indebtedness from Mr. Chaves and related party in exchange of approximately $6.9 million in cash, of which approximately $580,000 included interest receivable.

Repurchase of Preferred Stock

On September 29, 2004, the Company’s Board of Directors authorized management to repurchase from Inversiones Leytor, S.A., Atisbos de Belen, S.A. and O.C.C., S.A. (the “Controlled Companies”) companies controlled by Calixto Chaves, the Chief Executive Officer, an aggregate of 151,400 shares of preferred stock of Pipasa (the “Preferred Shares”). In exchange for the Preferred Shares, the Company issued to the Controlled Companies promissory notes (the “Notes”) in the aggregate amount of $341,445, which is the US dollar equivalent of the amount the Controlled Companies paid for the Preferred Shares in colones (the “Preferred Share Cost”). The Preferred Shares entitled the Controlled Companies to an annual dividend ranging from 10% to 14% of the Preferred Share Cost, payable in perpetuity. The Notes will bear interest at the annual rate of 10%, in colones currency, and mature five years from the date of issuance. (See Note 9) .

Litigation Settlement

Until December 2003, Pipasa was one of two defendants in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action was seeking damages in an amount equal to $3.6 million. The other defendant in the litigation was Aero Costa Rica, S.A. (“Aero”), a corporation that, prior to entering receivership, was wholly owned by Mr. Chaves.

On December 29, 2003, Pipasa entered into a settlement agreement (the “Settlement Agreement”) with Polaris pursuant to which Mr. Chaves provided Polaris with a one-time payment in the amount of $1,950,000 (the “Settlement Amount”) in exchange for Polaris’ agreement to dismiss any and all litigation instituted against Pipasa and release any and all claims which they have or may have against Pipasa in connection with the Litigation, except for any claim that may arise in connection with the Indemnification Obligation (as defined below). Mr. Chaves has entered into an agreement with the Company pursuant to which he has acknowledged and agreed that his payment of the Settlement Amount is neither an equity investment in the Company nor a loan to the Company. See Item 3 for further discussion.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

(iii) negotiating with many of the Company’s creditors to assist the Company in restructuring certain of its existing credit lines; and

(iv) negotiating on behalf of the Company with respect to the settlement of the litigation with Polaris. See Note 22 for further discussion of the settlement of the Polaris litigation.

Pursuant to the Consulting Agreement, which has a three year term, the Company has agreed to compensate SAMA for the above-described services in the amount of up to $120,000 per month ($75,000 beginning July 2004). Except for the payments made to SAMA pursuant to the Consulting Agreement, the Company believes that neither the Company nor any third party has made any payments to SAMA with respect to the financial and strategic advisory services SAMA has provided to the Company.

Certain principals of SAMA, including Victor Oconitrillo, Pedro Dobles, Carlos Ceciliano, Alfonso Gutierrez, Eladio Villalta, Henry Zamora and Rolando Cervantes serve as executive officers and/or directors of the Company’s Subsidiaries. More specifically, Mr. Oconitrillo serves as President, Chairman of the Board and as a Director of the Company and as President of Pipasa, Mr. Dobles serves as Vice President of Pipasa, Mr. Villalta serves as Treasurer and as a Director of the Company and as Treasurer of Pipasa, Mr. Gutierrez serves as Secretary and as a Director of the Company and as Secretary of Pipasa, and Mr. Ceciliano serves as a Director of the Company and as Supervisor of the Board of Directors of Pipasa. Mr. Zamora and Mr. Cervantes each serve as a director for Pipasa as do Mr. Oconitrillo, Mr. Dobles, Mr. Ceciliano, Mr. Gutierrez and Mr. Villalta. In addition, each of Mr. Oconitrillo, Mr. Gutierrez, Mr. Zamora and Mr. Cervantes wholly own corporations which own shares in Tenedora, the sole shareholder of Avicola, which following the Stock Sale owns a majority of the Company’s Common Stock.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investments – (Cash Equivalents)

As of September 30, 2004, the Company was indirectly holding approximately $1 million of short-term investment products, including certificates of deposit and investment fund investments (collectively, the “SAMA Investments”), that are directly or indirectly offered by Inversiones SAMA, S.A. (Puesto de Bolsa) and SAMA Sociedad Administradora de Fondos de Inversión, affiliates of SAMA. It is the Company’s understanding that such investment products are generally available to other clients of SAMA. The Company estimates that, during the fiscal year ended September 30, 2004, SAMA and/or its affiliates have received in the aggregate less than $60,000 of fees and/or commissions from the Company and/or its subsidiaries in connection with such SAMA Investments.

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

This transaction has been presented as part of the supplemental schedule of non cash activities on the accompanying consolidated statement of cash flows.

In addition, as of September, 2003, Mr. Chaves had accumulated approximately $168,906 of accrued vacation benefits as a result of his employment with the subsidiaries. Pursuant to Costa Rican law, accrued vacation benefits must be paid upon an employee’s departure from the company. Following his resignation as Chairman of the Board of the subsidiaries, the accrued vacation benefits which Mr. Chaves was authorized to receive were used to satisfy interest expenses on outstanding loans owed to the subsidiaries by the Chief Executive Officer. No cash was disbursed or paid to the Chief Executive Officer in this transaction. This transaction has been presented as part of the supplemental schedule of non cash activities on the accompanying consolidated statement of cash flows.

As of September 2003, Monica Chaves, the Secretary of the Company and a member of the Board of Directors had accrued approximately $30,000 of severance benefits for serving as Vice President of Administration of the Company’s subsidiaries, Pipasa and As de Oros as a result of her approximate 4 years of employment with the subsidiaries. In September 2003, Ms. Chaves resigned as Vice President of Administration of the subsidiaries. In accordance with Costa Rican law, Ms. Chaves is authorized to receive $30,000 in accrued severance benefits. As of September 30, 2004, these severance benefits were used to offset interest expenses on outstanding loans owed to the subsidiaries by the Chief Executive Officer.

Proposed Transaction

The Company is continuing to explore the development and/or acquisition of strategic business opportunities that it perceives as complementary with its core business. For instance, in December 2000, the Company announced its intent to acquire a majority of the outstanding common stock of Avicola Core Etuba, Ltda. (“Core”), a Brazilian company engaged in the production and distribution of poultry products, from the Company’s Chief Executive Officer. In March 2001, the Company agreed to acquire a 75% stake of Core for $3.5 million, and an option for the remaining 25% stake for $1.7 million. The Company is continuing to evaluate closely the performance of Core to determine if, when and how the Company should integrate its business with Core. The Company has postponed indefinitely its acquisition of Core.

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and As de Oros entered into a Stock Purchase Agreement pursuant to which As de Oros agreed to acquire from Port Ventures 2,040 shares of common stock of Logistica de Granos, S.A. (“Logistica”), representing 51% of the issued and outstanding shares of capital stock of Logistica for a purchase price of US$2,580,000.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Port Ventures is the sole shareholder of Logistica and Port Ventures is directly owned and controlled by Jose Pablo Chaves Zamora (“Mr. JP Chaves”). Prior to the Stock Sale on December 22, 2003, Mr. JP Chaves was the indirect holder of approximately 2.17% of the outstanding shares of the Company. Mr. JP Chaves is also the son of the Company’s Chief Executive Officer, Mr. Calixto Chaves. Mr. JP Chaves does not hold any positions or titles with the Company or any of its subsidiaries. Se Note 19 for further discussion of the potential acquisition of Logistica.

There can be no assurance that the Company will close the Core or Logistica transactions or any other transaction and there can be no assurance that the Company’s acquisition efforts will prove to be beneficial to the Company.

4. INVENTORIES

Inventories consist of the following:

	2004	2003
Finished products	$3,490,690	$4,022,884
In-process	3,365,775	2,495,659
Live poultry – net	3,547,030	3,101,915
Materials and supplies-net	1,542,846	1,653,093
Raw materials	1,632,137	2,494,058
In-transit	1,430,292	365,210

	$15,008,770	$14,132,819

Production poultry amortization amounted to $3,657,620, $3,531,655 and $3,463,403 for fiscal years 2004, 2003 and 2002, respectively, and is recorded as cost of sales. As of September 30, 2004, the Company ‘s provision for inventory obsolescence amounted to $173,332. The Company did not record a provision for inventory obsolescence as of September 30, 2003.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

	2004	2003
Land	$8,039,916	$8,407,387
Buildings and facilities	13,773,675	14,981,230
Machinery and equipment	30,695,978	29,486,703
Machinery in-transit	470,816	93,502
Construction in-process	316,968	46,628

	53,297,353	53,015,450
Less: Accumulated depreciation	(18,221,585)	(16,183,382)

	$35,075,768	$36,832,068

Depreciation expense and amortization of leasehold improvements, for the years ended September 30, 2004, 2003 and 2002 amounted to $3,805,679, $3,984,377 and $4,353,948, respectively.

Applicable interest charges incurred during the construction of new facilities are capitalized as one of the cost elements and are amortized over the assets’ estimated useful lives. Interest capitalized during fiscal years 2004 and 2003 were $19,000 and $11,900, respectively.

As of September 30, 2004, the Company did not have any outstanding amounts under construction commitments related to work in process.

The Company entered into a trust agreement which secures the Company’s obligations (the “Trust”). The Company contributed or pledged real estate properties and their corresponding mortgages, registered equipment and certain intellectual property (trademarks and brand names) to the Trust. The market value of assets included in the Trust were determined by independent appraisers. See Nnote 8 for further disclosure on Trust and determination market value of properties.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. SHORT-TERM AND LONG-TERM INVESTMENTS

As of September 30, 2004 and 2003, Short-term investments amounted to $25,480 and $2,469,301, respectively. Short-term investments are comprised primarily of certificates of deposits in U.S. Dollars that are due from 6 to 12 months, and bear interest rates from 12.40% to 14.67% in colones and 1.75% in US dollars (from 6.58% to 13.5% in colones and 1.75% in US dollars in 2003).

Long-term investments, which are carried at cost, consist of the following:

	2004	2003
Grupo Industrias Oleaginosas S.A. (“INOLASA”)	$2,318,712	$2,542,372
La Condesa, S.A.	446,110	489,141
Investment trusts	205,586	741,610
Other (less than 50% ownership)	12,197	11,347

	$2,982,605	$3,784,470

INOLASA is the only supplier of soybean meal in Costa Rica. The Company has a 10% ownership interest in INOLASA, which is accounted for under the cost method and dividends are recorded in income when they are declared. During the year ended September 30, 2003, the Company received cash dividends from INOLASA amounting to approximately $450,000. For the fiscal year ended September 30, 2004, INOLASA did not declare any dividends and consequently, the Company did not receive any cash dividends from INOLASA. Dividends distributed during fiscal year 2003 are included in miscellaneous income, net in the accompanying consolidated statements of operations.

During 1998, the Company acquired 200,000,000 preferred shares of La Condesa, S.A. (“La Condesa”), a corporation in Costa Rica engaged in the hotel business. Such shares do not provide an ownership interest to the Company. The Company accounts for its investment in La Condesa under the cost method.

It is the Company’s belief that the investments in INOLASA and La Condesa are not impaired, based on the analysis of the financial position and operations of such companies.

Investment trusts are carried at market value and bear interest rates that range from 3.63% to 3.56% in US Dollars (1.80% in US Dollars and 15.46% in Colones for fiscal year 2003) and comprise debt investments from the public sector of the Costa Rican market. The Company is continually reinvesting in these funds.

7. OTHER ASSETS

Other assets consist of the following:

	2004	2003
Guarantee deposits	$143,050	$123,343
Self insurance trust (see Note 22)	269,751	278,586
Real estate held for development, at cost	3,405,196	3,774,970
Logistica de Granos, S.A. (See Note 19)	1,201,186	1,317,050
Capitalized software	1,299,543	1,716,442
Deferred loan costs	93,772	31,053
Reforestry lands	595,242	594,855
Trademarks	362,527	332,575
Other	381,996	443,458

	7,752,263	8,612,332
Accumulated amortization of software	(942,339)	(848,009)

	$6,809,924	$7,764,323

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amortization expense for the years ended September 30, 2004, 2003 and 2002 amounted to $640,629, $558,092 and $724,311, respectively. Capitalized software is amortized on a straight-line basis over its estimated useful life of 3 years.

Reforestation projects are in developing stage, and as such, all expenses incurred related to maintenance of the project are capitalized until the developing stage is completed in accordance with Company’s policy of capitalizing overhead costs incurred during construction period for property, plant and equipment and other long-lived assets. Capitalized amounts approximate $55,000 per year. Development stage is expected to approximate 30 years, and accordingly, reforestation projects are expected to mature by the year 2020.

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

Trademarks are related to the purchase of the “Zaragoza” by-product brand name. The Zaragoza trademark has an indefinite life for the Company’s use, and accordingly, accounts for it in accordance with SFAS No. 142, testing for impairment annually. No impairment was recorded for fiscal years 2004 or 2003.

During fiscal year 2004, the Company paid approximately $1.43 million to Port Ventures, S.A. as part of an agreed upon purchase price for 51% of outstanding shares of Logistica de Granos, S.A. (“Logistica”). Logistica will have a 19% participation in a project in Costa Rica, to refurbish and operate the major seaport in the Pacific Ocean. See Note 19 under “Acquisitions and Disposal of Assets” for further discussion. It is the Company’s belief that this amount is not impaired, since, among other things, the Government is in the process of reviewing the concessions and the Company has not been apprised of any objection by the Government to the Concessions.

The Company entered into a trust agreement which secures the Company’s obligations (the “Trust”) (See Note 8). The Company contributed or pledged real estate properties and their corresponding mortgages, registered equipment and certain intellectual property (trademarks and brand names) to the Trust. As of September 30, 2004 and 2003, the Trust included real estate held for development with a book value of $3.41 million, which had an approximate market value of $5.03 million.

8. NOTES PAYABLE AND LONG-TERM DEBT:

Notes Payables consist of the following:

	2004	2003
Loans payable in U.S. Dollars	$8,704,378	$36,436,852
Loans payable in Colones	1,181,752	140,652

	$9,886,130	$36,577,504

The Company’s notes payable primarily originate bank loans and are mainly utilized to support operations of the Company. As of September 30, 2004, of the $9.9 million of short-term debt, approximately $8.6 million was owed to BICSA, of which Tenedora and SAMA had guaranteed approximately $8.6 million and $6.4 million, respectively. In addition, $3.3 million of the notes payable pertaining to BICSA were secured by the Trust. SAMA ceased providing guarantee services to the Company on September 30, 2004. (See Note 3 for further discussion). As of September 30, 2004, of the $9.9 million of short-term debt, approximately $1.1 million of debt was owed to Banco Laffisse, which debt was secured by $1.2 million of the Company’s accounts receivable, and the remaining approximate $200,000 of unsecured debt was owed to seven other lenders, also unsecured. Notes payable are generally due from October 2004 through March 2005 and bear annual interest rates ranging from 5.0% to 5.5% for notes denominated in dollars and from 19.75% to 22.75% for notes denominated in colones. Average interest rates as of September 30, 2004 and 2003 were 6.18% and 7.83% for loans in US dollar, respectively, and 22.58% and 23.24% for loans in Colones, respectively.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-term debt consists of the following:

	2004	2003
Bank loans denominated in U.S. dollars	$22,868,782	$10,560,639
Bank loans denominated in Costa Rican colones	13,886,029	188,443

	36,754,811	10,749,082
Less: Current portion	2,077,827	3,990,124

	$34,676,984	$6,758,958

Long-term debt is due from March 2005 to June 2011. Debt issuance costs are deferred and then amortized over the term of the debt. Interest rates for long-term debt are as follows:

	2004	2003
U.S. dollar loans	1.98% - 8.75%	2.57% - 10.50%
Costa Rican colones loans	10% - 18.25%	24%

Future payments on long-term debt as of September 30, 2004 are as follows:

Year	Amount
2005	$2,077,827
2006	21,015,069
2007	3,244,853
2008	3,562,097
2009	3,381,592
Thereafter	3,473,373

Total	$36,754,811

$13.2 million of the long-term indebtedness is secured by the Trust and approximately $3.2 million of the long-term indebtedness owed to Participating Lenders is secured by Company’s property not included in the Trust, with an estimated fair market value of $5.3 million. Approximately $479,000 owed to one of the Non-Participating Lenders, Transamerican Bank, was collateralized with property with an estimated fair market value of approximately $532,000. The remaining long-term debt amounting to approximately $19.8 is unsecured.

Debt Restructure

During fiscal year 2004, the Company restructured a significant portion of its debt obligations, significantly decreasing its outstanding short term indebtedness and correspondingly increasing its outstanding long-term indebtedness (the “Debt Restructuring”). As of September 30, 2004, the Company had approximately $9.9 million of short-term debt and $36.6 million of long term debt (including current portion) respectively, in contrast to approximately $36.55 million of short-term debt and $10.7 million of long term-debt (including current portion) outstanding as of September 30, 2003.

As of September 30, 2004, the Company’s aggregate outstanding indebtedness totaled approximately $46.9 million, including related party debt. As of September 30, 2004, approximately $43.0 million (the “Aggregate Participating Lenders’ Indebtedness”) of this $46.9 million is owed to four lenders: Banco Internacional de Costa Rica (“BICSA”), Banco Agricola de Cartago (“Agricola”), Banco de Costa Rica (“BCR”) and Banco Interfin (“Interfin”) (collectively, the “Participating Lenders”) as follows (in millions of US$):

Lender	Amount
BICSA	$26.7
BCR	9.1
Interfin	5.7
Agricola	1.5

TOTAL	$43.0

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of September 30, 2004, approximately $16.5 million of the approximately $43.0 million of Aggregate Participating Lenders’ Indebtedness was secured by a trust (the “Trust”) formed by the Company to which the Company contributed or pledged substantially all of the assets of the Company’s wholly-owned subsidiaries (the “Subsidiaries”) in accordance with the terms of a trust agreement entered into by the Company in September 2003 (the “Trust Agreement”). The Trust Agreement was amended on May 21, 2004 (as discussed in greater detail below). Of the approximately $26.5 million of Aggregate Participating Lenders’ Indebtedness that is not secured by the Trust (the “Non-Trust Indebtedness”), (i) approximately $23.3 million of such Non-Trust Indebtedness, owed to BICSA, is unsecured and (ii) approximately $3.2 million of such Non-Trust Indebtedness, owed to BCR and Agricola, is secured by property outside of the Trust, which property had an aggregate market value of approximately $5.3 million as of September 30, 2004.

Of the Company’s aggregate outstanding indebtedness, including related party debt, of approximately $46.9 million as of September 30, 2004, approximately $3.6 million was owed to certain of the Company’s lenders who were not signatories to the Trust Agreement (the “Non-Participating Lenders”). In addition, as of September 30, 2004, one of the Non-Participating Lenders, Transamerican Bank, holding liens aggregating to approximately $479,000 was collateralized with property with an estimated fair market value of approximately $532,000.

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

The Modified Trust may secure up to an aggregate amount of US$40.0 million of indebtedness, which indebtedness could take the form of loans, bonds, or other extensions of credit.

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

The market value of the Trust Assets was determined by independent appraisers, pursuant to their inclusion in the Trust Agreement. The independent appraisers reported directly to the Participating Lenders and Trustee. The final value assigned to each of the Trust Assets was approved by each of the Participating Lenders and Trustee (the “Trust Assets Value”). The Trust Assets Value is comprised of (i) real estate properties, including building and facilities $18.7 million, (ii) Trademarks $10.9 million (iii) Machinery $10.3 million and (iii) Certificate of Deposit $89,489. The Trust Value Assets in colones currency.

The Trust Agreement Amendment modifies the Trust to require that the total value of the Trust Assets be, at all times, equal to or greater than 125% of the aggregate amount of the total indebtedness secured by the Trust (which, as mentioned above, cannot exceed the aggregate amount of US$40.0 million). So long as this 125% threshold is met and subject to certain other conditions set forth in the Modified Trust, the Subsidiaries may solicit the Trustee for the release of some of the Trust Assets.

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

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

9. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2004 and 2003, 20,000,000 shares of common stock with a par value of $0.001 were authorized.

During November 1997, the Board of Directors authorized the repurchase of up to 66,667 shares of the Company’s common stock. The repurchase program authorizes management, at its discretion, to make purchases from time to time, as circumstances warrant. As of September 30, 2004 and 2003, the Company had repurchased a total of 52,852 Company’s common stock, held as treasury.

Preferred Stock

On September 30, 2004 and 2003, 1,000,000 shares of preferred stock of the Company were authorized. No shares of preferred stock of the Company had been issued as of September 30, 2004 and 2003. Preferred shares issued by the subsidiaries of the Company are as follows:

Pipasa

As of September 30, 2004 and 2003, there were 20,000 and 317,831 shares of Class C preferred shares outstanding, respectively which amount to $132,477 and $2,216,072, respectively. This amount has been included in preferred stock in the accompanying balance sheets due to reverse merger accounting resulting from the Company’s acquisition of Pipasa in 1996, as discussed in Note 1. These preferred shares are not redeemable, are not convertible into common stock and the holders have no voting rights. As of September 30, 2004 and 2003, these preferred shares were held by the following preferred shareholders:

	2004	2003
Held by Related Party
Inversiones Leytor, S.A.	$—	$715,871
O.C.C., S.A.	—	81,609
Atisbos de Belen, S.A.	—	250,910
Jorque, S.A.	66,269	66,269
Inversiones Zamora yAguilar, LTDA	39,725	39,725
Inversiones Wytalcha, S.A.	26,483	26,483

	132,477	1,180,867
Held by other entities:
ASERICA	—	1,035,205

	$132,477	$2,216,072

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On February 2, 2004 the Company repurchased all outstanding preferred shares held from the Asociacion de Empleados de Rica Foods, (“ASERICA”), a total of 146,431 for a purchase price of $346,001, which were subsequently cancelled in May 2004. In exchange of these preferred shares, the Company issued to Aserica promissory notes (the “Aserica Notes”). The Aserica Notes are in colones currency, bear annual interest rates of 10%, payable in 5 consecutive annual payments beginning in February 2005 and are unsecured.

On August 18, 2004, the Company repurchased all outstanding shares from three preferred shareholders as follows: 100,000 preferred shares from Inversiones Leytor, S.A. for a purchase price of $225,525; 11,400 preferred shares from O.C.C., S.A. for a purchase price of $25,710; and 40,000 preferred shares from Atisbos de Belen, S.A. for a purchase price of $90,210. Inversiones Leytor, S.A., Atisbos de Belen, S.A. and O.C.C., S.A. (the “Controlled Companies”) are companies controlled by Calixto Chaves the Chief Executive Officer. In exchange for the Preferred Shares, the Company issued to the Controlled Companies promissory notes (the “Notes”) in the aggregate amount of $341,445, which is the US dollar equivalent of the amount the Controlled Companies paid for the Preferred Shares in colones. The Notes are denominated in colones currency, bear interest at the annual rate of 10%, are payable in 5 consecutive annual payments beginning in August 2005 and are unsecured.

The Company translates its preferred shares, from Costa Rican colones to US dollars, using the historical exchange rates as of the date the preferred shares were issued. Accordingly, the value of the preferred shares repurchased in the balance sheet amounted to $2,083,595. However, the repurchase price paid amounted to $687,446, was translated using the exchange rate as of the date in which the repurchase took place. The difference between the amount of repurchase and the historical value of the preferred shares repurchased was recorded as an adjustment to Accumulated Other Comprehensive Loss in the September 30, 2004 balance sheet, which amounted to $1,396,149.

During May 2004, the decision was made by management to cancel the preferred shares repurchased from ASERICA on February 2, 2004. Accordingly, the preferred shares repurchased on February 2, 2004, in the amount of $1,035,205 have been eliminated from Stockholders’ Equity. The preferred shares repurchased on August 18, 2004 in the amount of $1,048,390, have not been cancelled, thus they have been presented as Treasury Stock in Stockholders’ Equity as of September 30, 2004.

These preferred shares are comprised of subcategories and receive dividends based on the following:

•            Class C-A, C-B and C-D preferred shares, which amounted to 186,431 shares as of September 30, 2003, receive a 10% annual dividend payable monthly and adjustable by the Board of Directors. During fiscal 2004, the Company repurchased all outstanding Class C-A, C-B and C-D preferred shares

•            Class C-C preferred shares, which amounted to 131,400 shares as of September 30, 2003, receive an annual dividend equal to the prime rate set by the Banco Central de Costa Rica plus two percent, payable monthly, which as of September 30, 2004 and 2003 averaged approximately 16.25% and 18.52%, respectively. During fiscal 2004, the Company repurchased a total of 111,400 shares. After the repurchase, the remaining outstanding shares as of September 30, 2004, total 20,000.

During fiscal years 2004, 2003 and 2002 dividends of $76,463, $131,485 and $145,398 respectively, were paid on these preferred shares and are reflected as preferred stock dividends in the accompanying consolidated statements of operations.

As of September 30, 2004 and 2003, there were no preferred dividends in arrears.

As de Oros

As of September 30, 2003 preferred shares issued consisted of 158,374 Class C preferred shares (the “Class C Preferred Shares”) and 97,345 Titulos de Capital preferred shares (“TCA Shares”), Class C Preferred Shares amounted to $1,003,287 and TCA Preferred Shares amounted to $332,815. These preferred shares were not convertible into common stock and the holders had not voting rights. These preferred shares are included in minority interest in the accompanying consolidated balance sheets as of September 30, 2003. As of September 30, 2003, these preferred shares were held by the following preferred shareholders:

	2004	2003
Aserica	$—	$441,532
Commercial Angui, S.A.	—	561,755
Commercial Angui, S.A. – TCA shares	—	332,815

	$—	$1,336,102

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On February 2, 2004 the Company repurchased all outstanding preferred shares held from ASERICA, a total of 70,774 for a purchase price of $167,231, which were subsequently cancelled in May 2004. In exchange of these preferred shares, the Company issued to Aserica promissory notes (the “Aserica Notes”). The Aserica Notes are in colones currency, bear annual interest rates of 10%, payable in 5 consecutive annual payments beginning in February 2005 and are unsecured.

On August 18, 2004 the Company repurchased from its remaining preferred shareholder Commercial Angui, S.A., (“Angui”) a total of 87,600 Class C Shares for a purchase price of $197,560, and 97,345 of TCA shares for a purchase price of less than its stated par value, which amounted to $219. In exchange of the Class C preferred shares, the Company issued to Angui promissory notes (the “Angui Notes”). The Angui Notes are denominated in colones currency, bear interest at the annual rate of 10%, are payable in 5 consecutive annual payments beginning in August 2005, and are unsecured. Pursuant to the repurchase to the TCA Shares from Angui, the Company recorded an account payable to Angui amounting to $219.

Because of the historical exchange rate used to translate the preferred shares issued, the value of the Class C Preferred Shares in the balance sheet amounted to $1,003,287. However, the repurchase price paid which amounted to $365,010, was translated using the exchange rate as of the date in which the repurchase took place. The difference between the amount of repurchase and the historical value of the preferred shares repurchased was recorded as an adjustment to Accumulated Other Comprehensive Loss in the September 30, 2004 balance sheet, which amounted to $638,496.

The preferred stock of As de Oros is included in the Minority Interest line item in the accompanying consolidated balance sheet of the Company. The repurchase and subsequent cancellation of the As de Oros Preferred Shares has been recorded as a reduction to the Minority Interest.

The excess book value of the TCA preferred shares repurchased from Commercial Angui, S.A., amounting to $332,596 were recorded as an increase to the Retained Earnings of the Company, since the shares had been originally distributed as a dividend in kind to its common shareholders when they were issued.

As of September 30, 2003, Minority Interest was comprised of preferred shares of As de Oros, amounting to $1,336,102 and 1% participation in each of Pipasa’s subsidiaries, amounting to $343. During fiscal 2004, the Company repurchased all outstanding preferred shares from As de Oros’ preferred share holders. Accordingly, the outstanding shares were reduced from Minority Interest. As of September 30, 2004, the Minority Interest is comprised of Pipasa’s subsidiaries’ minority interest.

During fiscal years 2003 and 2004, before the repurchase of the shares took place, the holders of these preferred shares received dividends based on the following:

•	Class C Series 1 preferred shares, which amount to 87,600 shares, receive a monthly dividend equal to the prime rate set by the Banco Central de Costa Rica plus two percent which as of September 30, 2004 and 2003 averaged approximately 16.25% and 18.52%, respectively.

•	Class C Series 2 preferred shares, which amount to 70,774 shares, receive a monthly dividend of no less than 10%, adjustable annually by the Board of Directors.

During fiscal years 2004, 2003 and 2002 dividends of $43,644, $68,975 and $75,959, respectively, were paid on these preferred shares and are reflected as part of the minority interest as a reduction to income in the accompanying consolidated statements of operations.

As of September 30, 2004 and 2003, there were no preferred dividends in arrears.

Treasury Stock

As of September 30, 2004 and 2003, the Company held 52,852 shares of common stock as treasury stock, amounting to $283,394. These shares have been included in Treasury Stock as of September 30, 2004 and 2003.

Retained Earnings

Current legislation in Costa Rica requires that 5% of annual net income (in local currency) up to an amount equivalent to 20% of total common stock be allocated to a legal reserve. As of September 30, 2004 and 2003, the Company has allocated retained earnings of $2,090,342 and $2,072,261, respectively, for the creation of a legal reserve.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During fiscal 2004, the Company repurchased the majority of its outstanding preferred shares which amounted to approximately $1,017,588, in exchange for notes payable (the “Notes”). Pursuant to Costa Rican law, Codigo de Comercio, Articulo 129, a Costa Rican corporation repurchasing its own shares must do so using funds originated by its net earnings. In order to demonstrate that the funds to repay the Notes are originated by net earnings, the Company established a reserve, in the amount of $1,017,588, from a portion of retained earnings, which reserve will be used to repay the Notes.

10. DUE TO RELATED PARTY:

As of September 30, 2004 and 2003, the amounts due to related parties are as follows:

	2004	2003
Short-term
Calixto Chaves	$40,525	$51,872
Federico Vargas	12,825	—

	$53,350	$51,872

Long-term
Calixto Chaves	$297,181	$—

As of September 30, 2004, short-term and long-term due to Calixto Chaves amounting to $337,706 includes promissory notes (the “Notes”) owed to companies controlled by Calixto Chaves, the Chief Executive Officer, pursuant to the repurchase of preferred shares owed by such controlled companies, in exchange of the Notes. The Preferred Shares entitled the Controlled Companies to an annual dividend ranging from 10% to 14% of the Preferred Share Cost, payable in perpetuity. The Notes are in denominated in colones currency, bear interest at the annual rate of 10%, are payable in 5 consecutive annual payments beginning in August 2005 and are unsecured.

As of September 30, 2004, the Company recorded an account payable to Federico Vargas, former Director of the Company, pursuant to the accrual of $12,825 as compensation expense pursuant to the issuance of 10,000 stock options granted to Mr. Vargas. The options granted to Mr. Vargas have been accounted for in accordance with SFAS No. 123 using the fair value method of accounting. (See Note 11 for further discussion).

As of September 30, 2003, the Company owed $51,872 to Mr. Chaves, originated by a financial service fee pursuant to Mr. Chaves’ personal guarantee of the Company’s debt. This amount was used to offset interest charges originated by the indebtedness of Mr. Chaves to the Company. See Note 3 for further discussion on the financial service fee.

11. EMPLOYEE, OFFICERS AND DIRECTORS BENEFIT PLAN

On May 29, 1998, the Company adopted the 1998 Stock Option Plan (the “Plan”). Under the Plan, 200,000 shares of the Company’s Common Stock are reserved for issuance upon the exercise of options. The plan is designed to serve as an incentive for retaining and attracting persons and/or entities that provide services to the Company and its subsidiaries. As of September 30, 2004, there were no options outstanding under this Plan.

On November 29, 2004, the Board of Directors of the Company granted, effective October 15, 2004 (the “Grant Date”), a total of 120,000 options (the “Director Options”) to purchase shares of the Company’s common stock to two of its current directors. In addition, on the same date, as consideration for past services to the Company, the Company granted 10,000 options (collectively with the Director Options, the “Options”) to purchase shares of the Company’s common stock to one of its former directors. The Options vested upon issuance and are exercisable at any time during the period (the “Exercise Period”) commencing on the three month (3rd) anniversary of the Grant Date and terminating on the six month (6th) anniversary of the Grant Date (the “Expiration Date”).

The Options have an exercise price of $4.40 and the closing quoted market price per share on the date of grant was $5.21.

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Compensation expense relating to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company accounts for equity-based awards granted to employees and directors under APB No. 25 under which compensation cost is recognized for stock options granted below market value and amortized over the appropriate service period. The 120,000 options granted on October 15, 2004 to the two current directors have a value of $97,200 which will be amortized to compensation expense ratably over the fiscal year ending September 30, 2005. The Options granted to the former director have been accounted for in accordance with SFAS No. 123 using the fair value method of accounting. Accordingly, using the Black-Scholes option pricing model, the Company accrued $12,825 pertaining to such shares, as compensation expense in fiscal year 2004. The following assumptions were used to estimate the fair value of such Options: dividend yield of 0%, an expected volatility of 33.26%, a risk-free interest rate of 4.07%, and an expected life of 6 months.

12. EARNINGS (LOSSES) PER SHARE

Earnings (losses) per share are computed on the basis of the weighted average number of common shares outstanding according to SFAS No. 128, “Earnings per Share” (“SFAS No. 128”) which is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method. Because the Company has a simple capital structure there was no dilutive effect for the fiscal years 2004, 2003 and 2002.

The following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computation of diluted earnings per share:

	2004	2003	2002
Numerator:
Net income (loss) applicable to common stockholders	$(3,473,935)	$(930,396)	$2,917,291

Denominator:
Denominator for basic income (losses) per share	12,811,469	12,811,469	12,811,469

Effect of dilutive securities:
Options to purchase common stock	—	—	—
Denominator for diluted earnings (losses) per share	12,811,469	12,811,469	12,811,469

Earnings (losses) per share:
Basic	$(0.27)	$(0.07)	$0.23

Diluted	$(0.27)	$(0.07)	$0.23

Effective October 15, 2004, the Company issued options to purchase 130,000 shares of its common stock to two current directors and one former director (the “Options”). Had the Options been issued in fiscal year 2004, the diluted weighted average number of common shares outstanding would have increased to 12,941,469, the net loss applicable to common stockholders would have increased to $3,571,135 and diluted losses per share would have increased by $0.01 per share to $0.28 per share.

Extraordinary Income

For the fiscal year ended September 30, 2003 the Company recorded an extraordinary gain net of tax of approximately $304,760 (equivalent to $0.02 earnings per share) (See Note 18).

13. OPERATING LEASES

As of September 30, 2004, the Company had operating leases for vehicles, cooling equipment and building facilities for its restaurants and retail outlets. These lease agreements expire between April 2006 and December 2008. At the end of the lease term, the Company has the option of returning or buying the vehicles or the equipment at estimated market value.

Rental expense for operating leases amounted to $474,000, $2,123,000 and $1,839,386 for fiscal years 2004, 2003 and 2002, respectively.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The future minimum lease payments under the Company’s operating leases are as follows:

Fiscal Year
2005	$198,701
2006	154,405
2007	69,930
2008	37,533
2009	9,738

$470,307

14. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Derivatives	Total
Balance, September 30, 2001	$(9,625,035)	$—	$(9,625,035)
Net Change in derivative unrealized gain (loss)	—	18,039	18,039
Derivative gain (loss) to be recognized in cost of production during the next three months	—	(115,028)	(115,028)
Deferred (gain) loss recognized in cost of production during the period	—	—	—
Translation adjustment	(2,484,637)	—	(2,484,637)

Balance, September 30, 2002	$(12,109,672)	$(96,989)	$(12,206,661)
Net Change in derivative unrealized gain (loss)	—	77,754	77,754
Derivative gain (loss) to be recognized in cost of production during the next three months	—	(553,186)	(553,186)
Deferred (gain) loss recognized in cost of production during the period	—	360,610	360,610
Translation adjustment	(3,265,419)	—	(3,265,419)

Balance, September 30, 2003	$(15,375,091)	$(211,812)	$(15,586,903)
Net Change in derivative unrealized gain (loss)	—	28,875	28,875
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	174,537	174,537
Translation adjustment	(203,778)	—	(203,778)

Balance, September 30, 2004	$(15,578,869)	$(8,400)	$(15,587,269)

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

The contracts that effectively meet risk reduction criteria are recorded using cash flow hedge accounting. As of September 30, 2004 and 2003, the Company’s outstanding derivatives amounted to $12,204 and $37,275, respectively.

Foreign currency translation adjustment for fiscal year 2004 was decreased due to effect of repurchase of preferred shares. (See Note 9 for more information).

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15. INCOME TAXES

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2004, 2003 and 2002 consists of:

	2004	2003	2002
Current:
United States	$—	$—	$—
Costa Rica	179,268	95,525	1,120,068

Total current taxes	179,268	95,525	1,120,068

Deferred:
United States	—	—	—
Costa Rica	(311,837)	110,950	(78,472)

Total deferred income taxes	(311,837)	110,950	(78,472)

Total	$(132,569)	$206,475	$1,041,596

Income tax expense differs from the amounts computed by applying the corporate tax rate in Costa Rica of 30% to pretax income from continuous operations. In December 2002, the government of Costa Rica enacted temporary changes in the income tax law, applicable for the twelve months beginning in January 2003 through December 2003. Such changes provided a temporary increase in the tax rate from 30% to 36%, as part of the Costa Rican government solution to decrease the actual governmental deficit. As a result, the composite tax rate for the Company’s fiscal years 2004 and 2003 are of 31.5% and 34%, respectively.

For fiscal years ended 2004, 2003 and 2002, the Company received loans from its non-US subsidiaries, which loans were subject to U.S. income tax pursuant to Subpart F of the Internal Revenue Code. The Company has used Net Operating Losses (“NOL”) carry forwards to offset any taxable income for such fiscal years, and consequently has not paid any income taxes in the United States for those fiscal years, for which a statutory rate of 35% is required. The following table summarized the significant differences between the statutory tax rates and the Company’s effective tax rate:

	2004	2003	2002
Computed statutory income tax expense (benefit)	$(1,105,128)	$(198,056)	$1,254,074
Increase (reduction) in income taxes resulting from:
Non-taxable (income) loss, net	(52,709)	(355,097)	(195,016)
Increase (decreases) in provisions	71,381	62,607	(111,024)
Tax benefit under Costa Rican Income Tax Law Article 8, Section T for Agricultural Companies and Article 8, Section F	(30,254)	(37,502)	(44,838)
Additional depreciation permitted equivalent to 50% of assets invested in the production process	(112,714)	(154,893)	(174,830)
Amortization of excess market value over book value of property plant and equipment acquired in As de Oros	103,978	253,040	202,690
Depreciation of revalued assets	(109,774)	(146,581)	(177,443)
Net operating losses and tax credit carry forwards	1,126,732	766,683	287,983
Trademark amortization	(24,081)	(16,602)	—
Equity Tax	—	32,876	—

	$(132,569)	$206,475	$1,041,596

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$141,290	$117,359
Restatement of property, plant and equipment depreciable for tax purposes in Costa Rica	1,710,769	2,095,793
Net operating losses in the United States	306,013	378,150
Provision for inventory obsolescence	52,000	—
Provision for contingency	151,274	—
Vacation accrual	51,391	137,705

Total gross deferred tax assets	2,412,737	2,729,007
Less valuation allowance	(2,016,782)	(2,473,943)

Total	$395,955	$255,064

Deferred tax liabilities:
Labor costs capitalized in internally developed software, expensed for income tax purposes	$6,586	$23,182
Book and tax depreciation method difference	29,311	—
Book and tax basis differences of property, plant and equipment, resulting from the As de Oros acquisition	1,924,148	2,078,674

Total	$1,960,045	$2,101,856

For September 30, 2004 and 2003 the Company established a full valuation allowance for the deferred tax asset derived from the tax depreciation resulting from the restatement of property, plant and equipment since the Company believes that it is more likely than not that the tax benefit will not continue to be realized. This allowance could be adjusted in the future, based on changing conditions. In addition, as of September 30, 2004 and 2003, the Company had approximately $306,013 and $114,013, of net operating loss carry forwards for U.S. Federal income tax purpose, which are available to offset future regular taxable income for the parent level entity only. Due to the recent ownership change (See Note 3), these losses are subject to Section 382 of the Internal Revenue Code. The losses expire in 2023 and 2022, respectively. The Company has established a valuation allowance for these operating loss carry forwards. Management believes, based on projected future results of operations, that it is more likely than not that the tax benefit of these loss carry forwards will not be realized. This allowance could be adjusted in the future based on changing conditions.

Taxes in the United States have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The amount of unremitted earnings of foreign subsidiaries totaled approximately $4.58 million as of September 30, 2004. However, Net Operating Losses (“NOL’s”) carry forwards in the United States have been reduced by certain amounts that have been included in the Company’s income under Subpart F of the Internal Revenue Code. The Company also has available NOL’s in the state of Florida, which as of September 30, 2004 amount to approximately $9.9 million, which expire on the same years as the Federal NOL’s.

In accordance with income tax regulations in Costa Rica, the subsidiaries are required to file annual income tax returns for the twelve-month period ended September 30 of each year. According to Costa Rican’s tax law, the income tax returns of Pipasa and As de Oros for the years ended September 30, 2004, 2003, 2002 and 2001 are open to examination by the tax authorities in Costa Rica.

16. SEGMENT AND GEOGRAPHIC INFORMATION

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

Broiler Chicken: Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats, according to information provided by the Junta de Fomento Avicola, a Costa Rican governmental institution. Poultry is a generic product, consumed at all social levels and is not defined by geographic markets. The Company’s brand name for broiler chicken, chicken parts, mixed cuts and chicken breasts are Pipasa(TM). Polls and consumer information gathered by the Company indicate that Costa Ricans eat chicken at least once a week. Chicken is sold to institutional customers, schools, hospitals, hotels, supermarkets, restaurants and small grocery stores.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Animal Feed: Animal feed is made with imported raw materials, such as corn and soybean meal, along with the unused portions of chicken and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses, shrimp and domestic pets. The Company’s animal feed products are sold through the Ascan(TM), Aguilar y Solis(TM), Dogpro(TM), Mimados(TM) Kan Kan(TM), Dog Pro™, Salvaganado™, Astrocan™ and Nutribel(TM) brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through the Mimados(TM), Dog Pro(TM) Kan Kan(TM), Astrocan™ and Ascan(TM) brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to higher income levels.

By-products: By-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. The Zaragoza (TM) brand name includes chicken, beef and pork by-products. The Company’s chicken by-products are sold through the Kimby(TM), Tiquicia(TM), Chulitas(TM), Zaragoza(TM) Rocadinos™ and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets, and sales are predominantly driven by price. The Kimby(TM) brand name is the leading seller of chicken by-products in Costa Rica.

Exports: Subsidiaries of the Company export different products to all countries in Central America, Colombia and the Caribbean and make occasional exports to Hong Kong. The Company exports the majority of its products, including broiler chicken, by-products, animal feed and pet foods.

Quick Service: Corporacion Planeta Dorado, S.A. operates 25 restaurants (the “Restaurants”) located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. The Restaurants distinguish themselves from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

Other Segment: This segment includes sales of commercial eggs, non-recurring sales of fertile eggs, fertilizers and raw material, among others.

Corporate Segment: Corporate is responsible for the treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include general and administrative expenses. This segment does not generate any revenue for the Company.

Business Segments (In millions):

	Broiler	Animal Feed	By – Products	Quick Service	Exports	Other	Corporate	Consolidated
2004
Net sales	$58.53	$34.89	$16.37	$7.68	$10.40	$10.64	$0.00	$138.51
Income (loss) from operations	7.45	2.26	2.03	0.54	1.67	0.47	(11.45)	$2.97
Depreciation and amortization expense	1.77	0.69	0.39	0.31	—	0.03	1.25	4.44
Goodwill	0.39	0.21	—	0.13	—	—	0.68	1.41
Total assets	31.19	10.87	6.86	2.77	2.05	4.10	22.75	80.59
2003
Net sales	$58.22	$31.51	$14.94	$7.43	$7.45	$8.35	—	$127.90
Income (loss) from operations	12.44	2.71	0.71	0.18	1.38	(0.07)	(12.85)	4.50
Extraordinary items	—	—	0.30	—	—	—	—	0.30
Depreciation and amortization expense	1.85	0.61	0.27	0.35	0.02	0.04	1.45	4.59
Goodwill	1.14	0.16	—	0.19	—	—	0.07	1.56
Total assets	35.18	11.40	6.64	4.40	0.83	3.86	28.42	90.73
2002
Net sales	$67.87	$26.00	$14.78	$5.58	$7.94	$8.50	—	$130.67
Income (loss) from operations	16.89	3.40	2.68	0.06	0.80	0.13	(14.05)	9.91
Depreciation and amortization expense	2.41	0.43	0.27	0.39	0.03	0.01	1.54	5.08
Goodwill	0.91	0.37	—	0.39	—	—	0.05	1.72
Total assets	38.75	9.87	5.48	4.18	1.15	3.29	29.85	92.57

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information

The following represents net sales and long-lived assets by geographic location:

	2004	2003	2002
Net sales:
Costa Rica	$128.11	$120.45	$122.73
Other	10.40	7.45	7.94

Total	$138.51	$127.90	$130.67

Long-lived assets:
Costa Rica	$35.06	$36.79	$38.48
Other	0.01	0.04	1.15

Total	$35.07	$36.83	$39.63

17. OTHER INCOME

Miscellaneous, net consists of the following:

	2004	2003	2002
Dividends from INOLASA	$—	$445,475	$392,000
Gains on sale of assets	98,031	44,825	227,557
Services charged and materials and supplies sold to contracted farmers	13,447	13,506	42,161
Other income (expense)	(37,984)	96,308	68,892

	$73,494	$600,114	$730,610

18. EXTRAORDINARY INCOME

During fiscal year 2003, the Company received an excess of approximately $304,760, net of tax ($0.02 earnings per share) over book value of equipment and building facilities of the by-products processing plant, damaged by a fire that took place in the month of February 2003. The Company accounted for this transaction in accordance with Interpretation 30 “Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets (An interpretation of APB Opinion No. 29)”, and accordingly, recorded such amount as extraordinary income.

19. ACQUISITIONS AND DISPOSALS OF ASSETS

On December 27, 2004, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Industrias Avicolas Integradas, S.A (“Indavinsa”), a Nicaraguan corporation, pursuant to which the Company acquired all of the assets related to Indavinsa’s animal feed concentrate segment in exchange for (i) the Company’s cancellation of approximately $5.1 million of receivables owed by Indavinsa, which was the amount due from to the Company Indavinsa as of December 27, 2004 , and (ii) an approximate $1.1 million account payable to Indavinsa by the Company. The primary assets acquired include an animal feed plant, including silos for storage of grain, grow-out farms for chickens and feedlot facilities for cattle. None of the acquired assets are encumbered based background investigations performed on such assets. The Company believes that Indavinsa is the third largest producer of animal feed products in Nicaragua.

As of September 30, 2004, Indavinsa owed the Company an aggregate of approximately $6.6 million. In October 2004, the Company collected $2.0 million from Indavinsa (the “October Payment”). As a result of the October Payment and the cancellation of approximately $5.1 million of receivables owed by Indavinsa as of December 27, 2004, pursuant to the Asset Purchase Agreement, it is the Company’s belief that the amount due from Indavinsa as of September 30, 2004 is not impaired.

The Company is continuing to explore the acquisition of a majority of the outstanding common stock of Avicola Core Etuba Ltda. (“Core”), a Brazilian corporation engaged in the production and distribution of poultry. If the acquisition is pursued, the Company would acquire the majority of the outstanding stock of Core from the Company’s Chief Executive Officer. The Company continues to closely evaluate the performance of Core to determine if, when and how the Company should integrate its business with Core. The Company has postponed indefinitely the acquisition of Core.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and Corporacion As de Oros, S.A. (“As de Oros”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”), pursuant to which As de Oros agreed to acquire from Port Ventures, 2,040 shares of common stock of Logistica de Granos, S.A. (“Logistica”), representing 51% of the issued and outstanding shares of capital stock of Logistica (the “Shares”), for a purchase price of US $2,580,000 (the “Purchase Price”). Logistica is the owner of 19% of the issued and outstanding capital stock of Sociedad Portuaria de Caldera, S.A. (“SPC”) and Sociedad Portuaria Port Granelera de Caldera, S.A. (“SPGC”) (collectively, the “Port Companies”). The Companies are seeking to acquire concessions (the “Concession”) being granted by the Government of Costa Rica to refurbish and operate Puerto Caldera, a major seaport located on the Pacific coast of Costa Rica and is Considered by the Company as Strategic to its raw material purchases.

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

During fiscal year 2003, As de Oros remitted approximately 55% of the Purchase Price, equivalent to approximately $1.4 million to Port Ventures (the “Remitted Payment”) in exchange for bills of exchange, recorded as part of other assets on the Balance Sheet. The bills of exchange are not secured by tangible assets or readily marketable collateral. In the event the Concessions are not ratified to the Port Companies, the Company anticipates that As de Oros will have limited ability to recoup its investment in Port Ventures. Port Ventures has agreed that As de Oros needs not to make any further payments pursuant to the terms of the Stock Purchase Agreement until the Concessions are finally ratified. The Company expects to obtain more information regarding when, and if, the definitive approval of the Government of Costa Rica is expected to be obtained during the second quarter of fiscal year 2005 and to re-evaluate its alternatives at such time. It is the Company’s belief that this amount is not impaired, since, among other things, the Government is in the process of reviewing the concessions and the Company has not been apprised of any objection by the Government to the Concessions.

As with any business acquisition, there can be no assurance that the Company will close these acquisitions and there can be no assurance that these acquisitions efforts will prove to be beneficial to the Company, even if the Company’s Board of Directors, Audit Committee and management team believe the Company should pursue a development or acquisition opportunity and successfully negotiate the contracts critical to such venture. The Company will continue to evaluate financial performance and giving the necessary collaboration in order to obtain the necessary judging elements to arrive to a definite decision.

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for fiscal 2004 and 2003 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Net sales	$33,347,710	$33,267,913	$34,918,168	$36,978,315	$138,512,106
Gross profit	9,859,547	8,413,116	7,205,193	8,285,879	33,763,735
Net income (loss) applicable to common stockholders	163,245	(1,206,394)	(1,344,998)	(1,085,788)	(3,473,935)

Basic earnings (losses) per share:	$0.01	$(0.09)	$(0.10)	$(0.08)	$(0.27)

Diluted earnings (losses) per share:	$0.01	$(0.09)	$(0.10)	$(0.08)	$(0.27)

2003
Net sales	$35,858,870	$30,833,541	$31,074,055	$30,838,252	$127,904,718
Gross profit	11,460,023	8,866,742	8,620,531	7,503,909	36,451,205
Net income (loss) before extraordinary items	1,614,088	(629,220)	(227,470)	(1,585,619)	(828,221)
Net income (loss) applicable to common stockholders	1,055,537	(741,840)	(134,807)	(1,109,286)	(930,396)

Basic earnings (losses) per share:
Before extraordinary items, income taxes and minority interest	$0.13	$(0.05)	$(0.02)	$(0.12)	$(0.06)

Net income (loss) applicable to common stockholders	$0.08	$(0.06)	$(0.01)	$(0.09)	$(0.07)

Diluted earnings (losses) per share:
Before extraordinary items, income taxes and minority interest	$0.13	$(0.05)	$(0.02)	$(0.12)	$(0.06)

Net income (loss) applicable to common stockholders	$0.08	$(0.06)	$(0.01)	$(0.09)	$(0.07)

21. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit quality financial institutions.

The majority of the Company’s customers are located in Costa Rica. No single customer accounted for more than ten percent of the Company’s net sales or account receivable in fiscal 2004, 2003 and 2002. Credit risk is mitigated due to the fact that the Company’s customer base is diverse and is located throughout Costa Rica. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, and general economic conditions. Consequently, an adverse change in these factors could affect the Company’s estimate of the bad debt allowance.

22. COMMITMENTS AND CONTINGENCIES

Insurance

The Company does not have damage insurance or a specific self-insurance fund for vehicles that are not under lease agreements. For vehicles under lease agreement, the Company has an insurance trust fund in the amount of $269,751. The Company has various other insurance coverage policies for some of its facilities, productive assets and inventory that insure the Company for an approximate amount of $37.7 million as of September 30, 2004. In addition, the Company has an umbrella policy amounting to approximately $890,000. Management of the Company believes that the insurance coverage policy is adequate.

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

The Company deposits every month in ASERICA 5.33% of each employee’s yearly gross salary as part of severance pay, and the employees are required to make a monthly deposit equivalent to 4% of their monthly salary as part of a savings program. Every February of each year, ASERICA pays each employee 1.33% of the 5.33% initially deposited. Amounts paid or transferred to ASERICA may not completely cover the severance payment at the time the employee leaves, since the severance payment calculation is based on the average of the last 6 months’ salary. Any remaining amount owed by the Company must be settled when the employee is terminated. As of September 30, 2004 and 2003, the Company has recorded an accrual in the amount of approximately $211,861 and $422,140, respectively, for future severance payments, which has been included in accrued expenses. The Company believes this amount is adequate based on past experience. For fiscal years ended September 30, 2004 and 2003, the Company’s Severance Pay expense amounted to approximately $1.0 million and $515,600, respectively. The Severance Pay for fiscal year 2004, included non-recurrent amounts due to the resignation of several executives of its subsidiaries, which Severance Pay may approximate $760,000 of the $1.0 million paid.

Construction Commitments

In the normal course of business, the Company enters into commitments for construction or renovations of its buildings, plant facilities and leased outlets. As of September 30, 2004, the Company did not have any outstanding amounts under these construction commitments.

Consulting Agreement

Pursuant to a Consulting Agreement dated as of June 1, 2003 between Grupo SAMA Consolidado, S.A., a Panamanian corporation (“SAMA”), and the Company (the “Consulting Agreement”), various employees of SAMA began providing the Company with financial and strategic advisory services with respect to a variety of different matters related to the restructuring of the Company’s indebtedness. The Consulting Agreement has a three year term, the Company has agreed to compensate SAMA for the above-described services in the amount of up to $120,000 per month ($75,000 per month beginning in July 2004). (See Note 13 for further discussion on the Consulting Agreement.)

Purchase Commitments

In July 2004, the Company entered into forward contracts with certain of its corn suppliers for the purchase of approximately $6.90 million of corn at the prevailing market price on the dates the contracts were entered into. Deliveries under such contracts commenced in November 2004. The Company estimates that this supply will satisfy the Company’s needs for approximately four months. Pursuant to these contracts for corn, the Company is generally required to make payments under the contract fifteen days prior to the date of shipment. The Company expects to finance such payment with funds from operations or short-term financing.

In addition, in July 2004, the Company entered into a forward contract with INOLASA for the purchase of approximately $5.24 million of soybean meal at the prevailing market price on the dates the contracts were entered into. Deliveries under such contracts commenced in November 2004. The Company estimates that this supply will satisfy the Company’s needs for approximately four months. Payment under this forward contract is due 22 days after receipt of the soybean meal. The Company expects to finance such payment with funds from operations or short-term financing.

Provision for Contingent Payment

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

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

However, in December 2003, the Company received an administrative petition from the INA (the “INA Petition”), indicating that, in accordance with article 19 of an administrative decree of the INA (the “Administrative Decree”), for purposes of determining the Percentage, the INA believes the Company’s operational activities should be classified as industrial in nature rather than agricultural in nature, and accordingly, the Company should have been applying the Percentage applicable to industrial companies when calculating the INA Charge, instead of the Percentage applicable to agricultural companies. The applicable Percentage for agricultural companies is 0.5% while the applicable Percentage for industrial companies is 1.5% (2.0% before March 2001).

The Company has objected to the INA Petition and is currently considering filing a claim with the Costa Rican Constitutional Supreme Court (the “Court”) challenging the constitutionality of the article 19 of the Administrative Decree. As there can be no assurances regarding the outcome of any claim the Company may file with the Court, during the three months ended March 31, 2004, the Company recorded a provision in the amount of $416,380 which the Company believed to be a reasonable estimate of the amount the Company would be required to pay in the event it was required to comply with the INA Petition based on an analysis of the subsidiaries’ payroll. As of September 30, 2004, the Company reassessed the provision for the INA Charge and increased such provision to $496,366. However, the Company believes that the outcome of the objection to the INA Petition may range from no requirement to pay the INA Charge to requirement to pay the INA up to $1 million in the event of an unfavorable outcome. In addition to the provision, the Company also recorded a deferred tax benefit in the amount of $154,319 related to the INA Charge.

Litigation, Claims and Assessments

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

On December 29, 2003, Pipasa entered into a settlement agreement (the “Settlement Agreement”) with Polaris Holding Company (“Polaris”) pursuant to which Mr. Chaves provided Polaris with a one-time payment in the amount of $1,950,000 (the “Settlement Amount”) in exchange for Polaris’ agreement to dismiss any and all litigation instituted against Pipasa and release any and all claims which they have or may have against Pipasa in connection with the litigation, except for any claim that may arise in connection with the Indemnification Obligation (as defined below). In addition, Polaris has agreed to release its security interest in the certain Collateral, which is currently valued at approximately $5 million. Mr. Chaves has entered into an agreement with the Company pursuant to which he has acknowledged and agreed that his payment of the Settlement Amount is neither an equity investment in the Company nor a loan to the Company.

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

RICA FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

23. SUBSEQUENT EVENTS

Additional Debt Restructure

On October 14, 2004, the Company entered into an agreement with BICSA to restructure approximately $7.5 million of the Aggregate BICSA Indebtedness (the “Restructured BICSA Indebtedness”). Pursuant to this agreement, (i) the Company refinanced $4.0 million of the Long-Term BICSA Note and such refinanced indebtedness, denominated in U.S. dollars, bears interest at a rate of 7.5%, with interest and principal payable every trimester and the last payment due in April 2009 and (ii) the Company refinanced $3.5 million of the Short-Term Indebtedness with a $3.5 million revolving line of credit, denominated in U.S. dollars and bearing interest of 6.75%. The line of credit will expire on April 30, 2005. Any borrowings made on the line of credit will be payable in six equal monthly installments, with the first payment commencing in the month after the borrowing. As of November 30, 2004, the Company had utilized $3.5 million of the credit facility. The aggregate Restructured BICSA Indebtedness is secured by the Trust.

Asset Purchase Agreement

On December 27, 2004, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Industrias Avicolas Integradas, S.A (“Indavinsa”), a Nicaraguan corporation, pursuant to which the Company acquired all of the assets and certain limited liabilities related to Indavinsa’s animal feed concentrate segment in exchange for the Company’s cancellation of approximately $5.1 million of receivables owed by Indavinsa, which is the amount due from Indavinsa as of December 27, 2004, and an account payable to Indavinsa for the remaining portion of the purchase price, equivalent to approximately $1.1 million. The primary assets acquired include an animal feed plant, including silos for storage of grain, grow-out farms for chickens and feedlot facilities for cattle. None of the acquired assets are encumbered based on background investigations performed on such assets. The Company believes that Indavinsa is the third largest producer of animal feed products in Nicaragua.

As of September 30, 2004, Indavinsa owed the Company an aggregate of approximately $6.6 million. In October 2004, the Company collected from Indavinsa $2.0 million (the “October Payment”). As a result of the October Payment and the cancellation of approximately $5.1 million of receivables owed by Indavinsa as of December 27, 2004, pursuant to the Asset Purchase Agreement, it is the Company’s belief that the amount due from Indavinsa as of September 30, 2004, is not impaired.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

Description	Beginning Balance Accrual	Additions (Subtractions) Charged to Income	Cash Reductions	Non-cash Reductions (Additions)	Reversal	Ending Balance Accrual
Provision for doubtful receivables
2004	$492,061	$105,326	—	$126,420	—	$470,967
2003	546,671	308,765	—	363,375	—	492,061
2002	656,543	449,598	—	559,470	—	546,671
Provision for inventory obsolescence
2004	$—	$173,332	—	$—	—	$173,332
2003	—	—	—	—	—	68,592
2002	86,819	139,340	—	226,159	—	—
Deferred tax asset valuation allowance
2004	$2,473,943	—	—	$457,161	—	$2,016,782
2003	2,921,271	—	—	447,328	—	2,473,943
2002	3,622,772	149,528	—	851,029	—	2,921,271

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.2	Amended and Restated Bylaws of the Company

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002