Form 10-Q
period 2004-12-31
RICA FOODS INC
filed 2005-02-14
CIK 789881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 14, 2005, the number of shares issued and outstanding of the Company’s common stock, par value $0.001 per share was 12,864,321.

Item 1. FINANCIAL STATEMENTS

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2004	September 30, 2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,362,251	$1,618,689
Short-term investments	433,407	25,840
Notes and accounts receivable	11,200,944	11,706,487
Inventories	13,433,377	15,008,770
Deferred income taxes	399,732	395,955
Prepaid expenses	708,953	870,984

Total current assets	29,538,664	29,626,725

Property, plant and equipment	39,618,363	35,022,854
Long-term receivables-trade	—	4,688,843
Long-term investments	2,707,712	2,982,605
Other assets	7,268,161	6,862,838
Goodwill	1,384,011	1,418,957

Total assets	$80,516,911	$80,602,822

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,564,824	$8,864,041
Accrued expenses	2,374,244	3,128,835
Notes payable	8,512,548	9,886,130
Current portion of long-term debt	3,030,842	2,077,827
Due to related party	39,527	53,380

Total current liabilities	26,521,985	24,010,213

Long-term debt, net of current portion	31,137,074	34,676,984
Due to related party	289,862	297,181
Deferred income tax liability	1,899,954	1,960,045

Total liabilities	59,848,875	60,944,423

Stockholders’ equity:
Common stock – 20,000,000 shares authorized; 12,864,321 issued; 12,811,469 outstanding	12,865	12,865
Preferred stock – Class C: 20,000 shares issued and outstanding; 249,000 issued held in treasury	1,742,622	1,180,867
Additional paid-in capital	25,910,995	25,800,940
Accumulated other comprehensive loss	(16,088,343)	(15,587,299)
Retained earnings - unappropriated	7,875,506	6,474,537
Retained earnings - appropriated	3,107,930	3,107,930

	22,561,575	20,989,840
Less:
Treasury preferred stock Pipasa – Class C: 249,000 shares held in treasury preferred stock	(1,610,145)	(1,048,390)
Treasury common stock, at cost – 52,852 held in treasury	(283,394)	(283,394)

Total stockholders’ equity	20,668,036	19,658,056

Total liabilities and stockholders’ equity	$80,516,911	$80,602,822

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,
	2004	2003
Sales	$40,926,935	$33,347,710
Cost of sales	29,364,899	23,488,163

Gross profit	11,562,036	9,859,547

Operating expenses:
Selling	5,373,112	4,653,820
General and administrative	2,517,975	3,337,211

Total operating expenses	7,891,087	7,991,031

Income from operations	3,670,949	1,868,516
Other expenses (income):
Interest expense	1,351,190	1,204,601
Interest income	(88,902)	(441,648)
Foreign exchange loss, net	434,381	848,880
Miscellaneous, net	35,413	(46,968)

Other expenses, net	1,732,082	1,564,865
Income before income taxes and minority interest	1,938,867	303,651
Provision for income tax	536,105	97,273

Income before minority interest	1,402,762	206,378
Minority interest	—	15,290

Net income	1,402,762	191,088
Preferred stock dividends	1,793	27,843

Net income applicable to common stockholders	$1,400,969	$163,245

Basic earnings per share	$0.11	$0.01

Diluted earnings per share	$0.11	$0.01

Basic weighted average number of common shares outstanding	12,811,469	12,811,469

Diluted weighted average number of common shares outstanding	12,921,686	12,811,469

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended December 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$1,402,762	$191,088
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,092,754	1,036,193
Production poultry	1,045,864	924,747
Allowance for inventory obsolescence	—	40,831
Issuance of stock options	97,200	—
Derivative unrealized loss	913	187,887
Gain on sale of productive assets	—	34,335
Deferred income tax	(72,951)	(46,154)
Provision for doubtful receivables	66,082	71,923
Amortization of deferred debt costs	5,281	29,687
Minority interest	—	15,290
Changes in operating assets and liabilities:
Notes and accounts receivable	(143,482)	3,186,477
Inventories	529,529	(1,525,548)
Prepaid expenses	166,739	239,704
Accounts payable	2,693,119	(5,648,491)
Accrued expenses	(754,591)	(502,547)
Long-term receivables-trade	—	306,141

Net cash provided (used) by operating activities	6,129,219	(1,458,437)

Cash flows from investing activities:
Short-term investments	(407,567)	2,469,301
Long-term investments	203,949	98,928
Additions to property, plant and equipment	(1,489,936)	(1,614,900)
Proceeds from sales of productive assets	640,337	58,004
Change in other assets	107,187	16,065
Due from stockholders and related party	—	6,862,191

Net cash (used) provided by investing activities	(946,030)	7,889,589

Cash flows from financing activities:
Preferred stock cash dividends	(1,793)	(43,133)
Short-term financing:
New loans	8,107,287	11,950,879
Payments	(9,466,376)	(14,200,760)

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended December 31, 2004 and 2003

(Unaudited)

(Continued)

	2004	2003
Long-term financing:
New loans	3,972,598	2,560,416
Payments	(6,295,706)	(236,393)

Net cash (used) provided by financing activities	(3,683,990)	31,009

Effect of exchange rate changes on cash and cash equivalents	244,363	544,355

Increase in cash and cash equivalents	1,743,562	7,006,516
Cash and cash equivalents at beginning of period	1,618,689	3,343,255

Cash and cash equivalents at end of period	$3,362,251	$10,349,771

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$1,118,864	$1,201,147

Income taxes	$76,110	$—

Supplemental schedule of non-cash activities:
Benefits to former Chief Executive Officer	$—	$70,673

Purchase of assets from Indavinsa in exchange of cancellation of account receivable from Indavinsa and the recording of an account payable to Indavinsa (See Note 13)	$6,274,545	$—

Cancellation of receivable from Indavinsa in exchange of assets purchased from Indavinsa (See Note 13)	$5,225,481	$—

Account payable to Indavinsa for the purchase of assets from Indavinsa (See Note 13)	$1,049,064	$—

Stock Options issued in exchange of accrued expense (See Note 10)	$12,855	$—

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its wholly-owned operating subsidiary Corporacion Pipasa, S.A. and its subsidiaries (“Pipasa”) (collectively, the “Company”) that appear in this Quarterly Report on Form 10-Q. During the fiscal year ended September 30, 2004, the Company’s operations were principally conducted through two wholly owned Costa Rican corporations, Pipasa and Corporacion As de Oros, S.A. (“As de Oros”) and their respective subsidiaries. Effective October 1, 2004, As de Oros merged with and into Pipasa (the “Merger”). Pursuant to the Merger and in accordance with Costa Rican law, all assets, liabilites, rights and obligations of As de Oros were transferred to and assumed by Pipasa. The Merger was accounted for as entities under common control, whereby Pipasa recognized the assets and liabilities of As de Oros that were merged at their book value as of the date of the Merger (i.e., there has been no step up in basis). In addition, the Company will continue to include at the consolidated level, the remaining goodwill that resulted from the Company’s initial acquisition of As de Oros, which acquisition was accounted for under the purchase method of accounting. Accordingly, the Merger did not have any effect on the consolidated financial statements of the Company. As of the date of the Merger, all of As de Oros’ issued preferred shares had been repurchased, and there was no minority interest outstanding in As de Oros.

Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2004, which are included in the Company’s Annual Report on Form 10-K. Management has included in the Company’s financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments, consisting only of normal and recurring items, necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2005. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management’s authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

NOTE 2 – RECLASSIFICATIONS

Certain reclassifications in the statement of cash flows and balance sheet have been made to the prior period to conform to current period presentation.

NOTE 3 – MINORITY INTEREST

As of September 30, 2004, and December 31, 2004 Minority Interest was comprised of Pipasa’s subsidiary’s minority interest, amounting to $343. Minority Interest is presented as part of Accounts Payable on the balance sheets.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – INVENTORIES AND PRODUCTION POULTRY

Inventories consist of the following:

	December 31, 2004	September 30, 2004
	(Unaudited)
Finished products	$2,876,150	$3,490,690
In-process	3,030,743	3,365,775
Live poultry - net	3,455,932	3,547,030
Materials and supplies-net	1,704,055	1,542,846
Raw materials	2,097,146	1,632,137
In-transit	269,351	1,430,292

	$13,433,377	$15,008,770

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

Production poultry amortization amounted to $1,045,864 and $924,747 for the three months ended December 31, 2004 and 2003, respectively, and is recorded as cost of sales. As of December 31, 2004 and September 30, 2004, the Company’s provision for inventory obsolescence amounted to $85,697 and $173,332, respectively.

NOTE 5 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – SEGMENT INFORMATION (Unaudited)

The following describes the performance by segment (in millions of U.S. dollars):

	Three months ended December 31,
	2004	2003
Sales, net:
Broiler	$17.36	$14.80
Animal feed	10.92	7.74
By-products	4.88	3.73
Exports	2.64	2.09
Quick service	2.08	2.21
Other	3.05	2.78

Total net sales	40.93	33.35

Income (loss) per segment:
Broiler	3.20	2.41
Animal feed	1.25	0.97
By-products	0.54	0.73
Exports	0.33	0.42
Quick service	0.24	0.31
Other	0.63	0.35
Corporate	(2.52)	(3.33)

Income from operations	3.67	1.86
Other expenses (income)	1.73	1.56

Income before income taxes and minority interest	$1.94	$0.30

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

Animal Feed: Animal feed is made with imported raw materials, such as corn and soybean meal, along meat and bone meal and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses, shrimp and domestic pets. The Company’s animal feed products are sold through the Ascan(TM), Mimados(TM), Kan Kan (TM), Dog Pro™, Aguilar y Solis(TM), Nutribel(TM) and Salvaganado™ brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through Ascan(TM), Mimados(TM), Kan Kan (TM), Dog Pro™ brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to high income levels.

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

Quick Service: Planeta Dorado, S.A., subsidiary of Pipasa, operates 25 restaurants (the “Restaurants”) located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. The Restaurants distinguish themselves from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

Corporate Segment: Corporate is responsible for the treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include general and administrative expenses and provision for contingencies. This segment does not generate any revenue for the Company.

Other: This segment includes sales of commercial eggs, non-recurring sales of fertile eggs, fertilizers and raw material, among others.

NOTE 7 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (unaudited):

	Accumulated Other Comprehensive Income (loss)			Total Comprehensive Income (Loss) for the Period
	Foreign Currency Translation Adjustment	Derivatives	Total Other Comprehensive Income (Loss)
Beginning balance, September 30, 2004	$(15,578,869)	$(8,400)	$(15,587,269)
Net income	—	—	—	$1,402,762
Net change in derivative unrealized gain (loss)	—	913	913	913
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	—	—	—
Translation adjustment	(501,987)	—	(501,987)	(501,987)

Ending balance, December 31, 2004	$(16,080,856)	$(7,487)	$(16,088,343)

Total comprehensive income for the period				$901,688

Beginning balance, September 30, 2003	$(15,375,091)	$(211,812)	$(15,586,903)
Net income	—	—	—	$191,089
Net change in derivative unrealized gain (loss)	—	13,350	13,350	13,350
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	174,537	174,537	174,537
Translation adjustment	(593,874)	—	(593,874)	(593,874)

Ending balance, December 31, 2003	$(15,968,965)	$(23,925)	$(15,992,890)

Total comprehensive loss for the period				$(214,898)

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

The contracts that effectively meet risk reduction criteria are recorded using cash flow hedge accounting. As of September 30, 2004 and 2003, the Company’s outstanding open positions amounted to $12,204 and $37,275, respectively. As of December 31, 2004 and 2003, the Company’s outstanding open positions amounted to $312,542 and $23,925, respectively.

In July 2004, the Company entered into forward contracts with certain of its corn suppliers for the purchase of approximately $6.9 million of corn at the prevailing market price on the dates the contracts were entered into. Deliveries under such contracts commenced in November 2004. Pursuant to these contracts for corn, the Company is generally required to make payments under the contracts fifteen days prior to the date of shipment. The Company expects to finance such payment with funds from operations or short-term financing. As of December 31, 2004, the Company owed its suppliers approximately $1.6 million for deliveries pursuant to such contracts.

In addition, in July 2004, the Company entered into a forward contract with INOLASA for the purchase of approximately $5.2 million of soybean meal at the prevailing market price on the dates the contracts were entered into. Deliveries under such contracts commenced in November 2004. Payment under these forward contracts is due 22 days after receipt of the soybean meal. The Company expects to finance such payment with funds from operations or short-term financing. As of December 31, 2004, the Company owed its suppliers approximately $1.2 million for deliveries pursuant to such contracts.

NOTE 8 – LEGAL PROCEEDINGS

Pipasa was one of two defendants in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action, Polaris Holding Company (“Polaris”) was seeking damages in an amount equal to $3.6 million. The other defendant in the litigation was Aero Costa Rica, S.A. (“Aero”), a corporation that, prior to entering into a receivership, was wholly owned by Mr. Chaves, the Company’s former Chief Executive Officer.

In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit was dismissed without prejudice.

On December 29, 2003, Pipasa entered into a settlement agreement (the “Settlement Agreement”) with Polaris pursuant to which Mr. Chaves provided Polaris with a one-time payment in the amount of $1,950,000 (the “Settlement Amount”) in exchange for Polaris’ agreement to dismiss any and all litigation instituted against Pipasa and release any and all claims which they have or may have against Pipasa in connection with the litigation, except for any claim that may arise in connection with the Indemnification Obligation (as defined below). In addition, Polaris has agreed to release its security interest in the certain Collateral, which was valued at approximately $5 million at the time of settlement. Mr. Chaves has entered into an agreement with the Company pursuant to which he has acknowledged and agreed that his payment of the Settlement Amount is neither an equity investment in the Company nor a loan to the Company.

Pipasa has attempted to secure the participation of Aero in the settlement but Aero has been relatively unresponsive. Aero is the subject of a receivership action in Costa Rica and has not yet agreed to participate in the settlement.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Because Aero has not agreed to participate in the settlement, as a condition of the Settlement Agreement, Pipasa agreed to enter into an indemnification agreement with Polaris pursuant to which Pipasa has agreed to indemnify Polaris in the event that Aero initiates any claims against Polaris (the “Indemnification Obligation”). Pipasa and Polaris have filed the definitive settlement documents with the courts of Costa Rica and the state of Florida. In January 2004, the receiver of Aero filed an appeal with the Costa Rican court seeking Aero’s direct participation in the settlement seeking to enjoin the release of the security interest in the Collateral. The Aero receiver’s appeal was denied by the court on February 5, 2004. However, pursuant to Costa Rican law, the Aero receiver exercised its right to appeal the court’s denial of its appeal. After the appeal was again denied in February 2004, the Aero receiver, pursuant to Costa Rican law, filed an additional appeal in the Costa Rican Ad Quem Court against the court’s denial. This appeal is currently pending with the Ad Quem Court. The Company anticipates that the Ad Quem Court will make its ruling during fiscal 2005.

Except for the legal proceedings discussed above, no legal proceedings of a material nature, to which the Company or the subsidiaries are a party, exist or were pending as of the date of this report. Except for the legal proceedings disclosed above, the Company knows of no other legal proceedings of a material nature, pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

NOTE 9 – DUE TO RELATED PARTY

Due to Related Party consists of the following:

	December 31, 2004	September 30, 2004
	(Unaudited)
Short-term:
Calixto Chaves	$39,527	$40,525
Federico Vargas	—	12,855

	$39,527	$53,380

Long-term:
Calixto Chaves	$289,862	$297,181

As of December 31 2004, and September 30, 2004, short-term and long-term amounts due to Calixto Chaves include promissory notes (the “Notes”) owed to companies controlled by Calixto Chaves, the former Chief Executive Officer (the “Controlled Companies”), pursuant to the Company’s repurchase of preferred shares (the “Preferred Shares”) owed by the Controlled Companies, in exchange of the Notes. The Preferred Shares entitled the Controlled Companies to an annual dividend ranging from 10% to 14% of the Preferred Shares value, payable in perpetuity. The Notes are denominated in colones currency, bear interest at the annual rate of 10%, are payable in 5 consecutive annual payments beginning in August 2005 and are unsecured.

In January 2005, the Company paid Calixto Chaves the aggregate amount of the Notes outstanding as of December 31, 2004.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 10 – EMPLOYEE, OFFICERS AND DIRECTORS BENEFIT PLAN

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

On November 29, 2004, the Board of Directors of the Company granted, effective as of October 15, 2004 (the “Grant Date”), a total of 120,000 options (the “Director Options”) to purchase shares of the Company’s common stock to two of its current directors. In addition, on the same date, as consideration for services to the Company, the Company granted 10,000 options (collectively with the Director Options, the “Options”) to purchase shares of the Company’s common stock to one of its former directors. The Options vested upon issuance and are exercisable at any time during the period (the “Exercise Period”) commencing on the three month (3rd) anniversary of the Grant Date and terminating on the six month (6th) anniversary of the Grant Date (the “Expiration Date”). The Options have an exercise price of $4.40 and the closing quoted market price per share on the date of grant was $5.21. As of September 30, 2004, the Company had accrued $12,855 for these services, which approximated the black scholes value of the 10,000 options on the date of grant.

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

Under APB No. 25 compensation cost of equity based awards granted to employees and directors, is recognized for stock options granted below market value and amortized over the appropriate service period. The 120,000 options granted on October 15, 2004 to the two current directors valued at $97,200 under APB No. 25, were fully expensed on the grant date, October 15, 2004. Had the Director Options value been determined as prescribed by SFAS No. 123, the Company’s net income available to common stockholders and earnings per share for the three months ended December 31, 2004, would have been as follows:

Three months ended December 31, 2004
Net income applicable to common stockholders as reported	$1,400,969
Add:
Stock-based directors’ compensation expense determined using the intrinsic value based method, net of tax effect.	97,200
Deduct:
Stock-based directors’ compensation expense determined using the fair value based method, net of tax effect.	(153,531)

Pro forma net income	$1,344,638

Earnings per share:
Basic earnings per share, as reported	$0.11

Pro-forma basic earnings per share	$0.10

Diluted earnings per share, as reported	$0.11

Pro forma diluted earnings per share	$0.10

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following assumptions were used to estimate the fair value of the Directors Options under SFAS No. 123: dividend yield of 0%, an expected volatility of 33.26%, a risk-free interest rate of 4.07%, and an expected life of 6 months.

The 10,000 options granted to the former director have been accounted for in accordance with SFAS No. 123 using the fair value method of accounting. Accordingly, using the Black-Scholes option pricing model, the Company accrued $12,825 pertaining to such options, as compensation expense in fiscal year 2004. The following assumptions were used to estimate the fair value of such Options: dividend yield of 0%, an expected volatility of 33.26%, a risk-free interest rate of 4.07%, and an expected life of 6 months.

A summary of the activity of the Company’s stock based compensation plan described above is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding, as of September 30, 2004	—
Granted	130,000	$4.40	$5.21
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding, as of December 31, 2004	130,000

NOTE 11 – EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding according to SFAS No. 128, “Earnings per Share” (“SFAS 128”) which is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method. For the three months ended December 31, 2004, diluted earnings per share includes 130,000 incremental shares related to the 130,000 stock options issued on October 15, 2004 (See Note 9 for more information). For the three months ended December 31, 2003, the Company had a simple capital structure, and as a result, there was no dilutive effect.

The following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computation of diluted earnings per share:

	Three months ended December 31,
	2004	2003
Numerator:
Net income applicable to common stockholders	$1,400,969	$163,245

Denominator:
Denominator for basic earnings per share	12,811,469	12,811,469
Effect of dilutive securities:
Options to purchase common stock	110,217	—

Denominator for diluted earnings per share	12,921,686	12,811,469

Earnings per share:
Basic	$0.11	$0.01

Diluted	$0.11	$0.01

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 12 – PROVISION FOR CONTINGENCIES

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

The Company has objected to the INA Petition and is currently considering filing a claim with the Costa Rican Constitutional Supreme Court (the “Court”) challenging the constitutionality of the article 19 of the Administrative Decree. As there can be no assurances regarding the outcome of any claim the Company may file with the Court, during fiscal year 2004, the Company recorded a provision in the amount of $496,366 which the Company believes to be a reasonable estimate of the amount the Company would be required to pay in the event it was required to comply with the INA Petition based on an analysis of the subsidiaries’ payroll. However, the Company believes that the outcome of the objection to the INA Petition may range from no requirement to pay the INA Charge to a requirement to pay the INA up to $1 million in the event of an unfavorable outcome. In addition to the provision, the Company also recorded a deferred tax benefit in the amount of $154,319.

NOTE 13 – ACQUISITION OF ASSETS

In June 2004, the Company entered into a non-binding letter of intent with Industrias Avicolas Integradas, S.A (“Indavinsa”), a Nicaraguan corporation, regarding an investment in or acquisition of Indavinsa. In Nicaragua, Indavinsa is the fourth largest producer of broiler products, and the third largest producer of animal feed products. Pursuant to the letter of intent, the Company was granted the exclusive right for six months to negotiate with Indavinsa regarding an investment in or acquisition of Indavinsa.

On December 27, 2004, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Indavinsa pursuant to which the Company acquired (i) all of the property, plant and equipment related to Indavinsa’s animal feed concentrate segment valued at approximately $5.5 million according to appraisals performed by an independent appraiser and (ii) Trademarks, Formulas and Customer list (the “Intangible Assets”) valued at approximately $820,000 using a discounted cash flow projection, for an aggregate value of $6.3 million (the “Purchase Amount”), in exchange for (i) the Company’s cancellation of approximately $5.3 million of receivables owed by Indavinsa, which was the amount due to the Company from Indavinsa as of December 27, 2004 , and (ii) a payment from the Company to Indavinsa of approximately $1.0 million payable in the short-term, in cash or in exchange of products sold by the Company to Indavinsa.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company recorded this purchase in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The property, plant and equipment acquired include an animal feed plant, including silos for storage of grain, grow-out farms for chickens and feedlot facilities for cattle. The Company recorded such assets based on the value determined by the independent appraiser. The Company will depreciate the property, plant and equipment using the straight line-method, in accordance with their estimated remaining useful lives. The Company recorded the Intangible Assets in Other Assets in the balance sheet and allocated the purchase price based on the Company’s estimate of their contribution to future cash flows. Trademarks and Formulas have each been allocated a value of approximately $360,000. Trademarks and Formulas are deemed to have an indefinite life since according to Nicaraguan legislation, they can be renewed every 10 years, indefinitely at very little cost. Trademarks and Formulas will be reviewed for impairment periodically. Customer list has been allocated a value of approximately $100,000. Customer list is deemed to have a useful life of approximately 4 years based on the Company’s past experience, and will be amortized on a straight-line basis. The Company will begin to amortize the Customer list in January 2005 which amount will be of approximately $2,083 per month for the next four years.

None of the acquired assets are encumbered based upon background investigations performed on such assets. The Company believes that Indavinsa is the third largest producer of animal feed products in Nicaragua.

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

The Company’s operations are primarily conducted through its subsidiary Pipasa, which is the largest poultry company in Costa Rica. Pipasa also owns and operates a chain of quick service restaurants in Costa Rica called “Restaurantes As”. During the fiscal year ended September 30, 2004, the Company’s operations were principally conducted through two wholly owned Costa Rican corporations, Pipasa and Corporacion As de Oros, S.A. (“As de Oros”) and their respective subsidiaries. Effective October 1, 2004, As de Oros merged with and into Pipasa (the “Merger”). Pursuant to the Merger and in accordance with Costa Rican law, all assets, liabilities, rights and obligations of As de Oros were transferred to and assumed by Pipasa. The Merger was accounted for as entities under common control, whereby Pipasa recognized the assets and liabilities of As de Oros that were merged at their book value as of the date of the Merger (i.e., there has been no step up in basis). In addition, the Company will continue to include at the consolidated level, the remaining goodwill that resulted from the Company’s initial acquisition of As de Oros, which acquisition was accounted for under the purchase method of accounting. Accordingly, the Merger did not have any effect on the consolidated financial statements of the Company. As of the date of the Merger, all of As de Oros’ issued preferred shares had been repurchased, and there was no minority interest outstanding in As de Oros.

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and with the Company’s unaudited consolidated interim financial statements as of December 31, 2004 and for the three month period ended December 31, 2004 and 2003 contained herein.

Results for any interim periods are not necessarily indicative of results for any full year.

Seasonality

The Company has historically experienced and has come to expect seasonal fluctuations in net sales and results of operations. The Company has generally experienced higher sales and operating results in the months from October to December, which fall in the first quarter of each fiscal year. This variation is primarily due to holiday celebrations that occur during these periods in which Costa Ricans prepare traditional meals that include dishes with chicken as the main ingredient. The Company expects this seasonal trend to continue for the foreseeable future.

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

During the three months ended December 31, 2004, the Company did not incur any significant costs related to environmental compliance.

Results of operations for the three months ended December 31, 2004 compared to the three months ended December 31, 2003

For the three months ended December 31, 2004, the Company generated net income applicable to common stockholders of $1,400,969 ($0.11 diluted earnings per share) compared to net income applicable to common stockholders of $163,245 ($0.01 diluted earnings per share) for the three months ended December 31, 2003.

For the quarter ended December 31, 2004, net sales and cost of sales increased by 22.7% and 25.0%, respectively when compared to the quarter ended December 31, 2003. The increase in sales is primarily attributable to increases in sales in the broiler, animal feed, by-products and export segments. Management believes the increase in sales is primarily due to increases in sales prices, increases in sales volume, marketing efforts and improvement in distribution logistics.

The increase in the cost of sales was primarily the result of the overall increase in sales volume and a higher cost of imported raw material. For the quarter ended December 31, 2004, the cost of imported corn and soybean meal increased by approximately 7.9% and 1.7%, respectively, when compared to the cost of such materials for the quarter ended December 31, 2003.

The Company uses segment profit (loss) margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the net sales associated with the subject segment.

Broiler sales increased by 17.3% for the quarter ended December 31, 2004 when compared with the quarter ended December 31, 2003, primarily due to an increase in volume of approximately 11.2% and increase in sales prices. The profit margin for this segment increased from 16.3% in the quarter ended December 31, 2003 to 18.4% in the quarter ended December 31, 2004, primarily due to an increase in the sales prices, partially offset by an increase in the cost of imported raw material.

Animal feed sales increased by 41.2% for the quarter ended December 31, 2004 when compared with the quarter ended December 31, 2003, mainly attributable to an increase in volume of 37.0%. The increase in volume was primarily attributable to an increase in the number of distribution channels, an increase in the volume of purchases by current customers and an increase in the overall number of commercial feed brand customers. The profit margin for the animal feed did not vary significantly, decreasing from 12.5% in the quarter ended December 31, 2003 to 11.5% in the quarter ended December 31, 2004.

By-products sales increased by 30.8% for the quarter ended December 31, 2004 when compared with the quarter ended December 31, 2003, mainly due to an increase in the volume of by-product sales by 42.5%. The increase in sales is mainly attributable to the introduction of new product brands into the market and an increase in the volume purchased by current customers. The profit margin for by-products decreased from 19.5% in the quarter ended December 31, 2003 to 11.0% in the quarter ended December 31, 2004, primarily as a result in variations in the sales mix and an increase in the cost of imported raw material.

Export sales increased by 26.2% for the quarter ended December 31, 2004 when compared with the quarter ended December 31, 2003, mainly due to an increase in the volume of sales of broiler, pet foods and commercial animal feed to current customers and new customers outside of Costa Rica. The profit margin for the exports segment decreased from 20.2% in the quarter ended December 31, 2003 to 12.7% in the quarter ended December 31, 2004, mainly due to variations in the sales mix and an increase in the cost of imported raw material.

Quick service sales decreased by 6.1% for the quarter ended December 31, 2004 when compared with the quarter ended December 31, 2003. During fiscal year 2004, the Company closed certain of its quick service restaurants in order to relocate such restaurants to larger, more populated locations. The Company anticipates that such restaurants will become operational in their new locations during fiscal year 2005. This segment’s profit margin declined from 13.9% in the quarter ended December 31, 2003 to 11.5% in the quarter ended December 31, 2004, mainly as a result of the decrease in sales.

Sales for the other products segment increased by 9.8% for the quarter ended December 31, 2004 when compared with the quarter ended December 31, 2003, mainly due to an increase in volume and an increase in the sales price of commercial eggs. This segment’s profit margin increased from 12.6% to 20.6%, mainly due to an increase in the sales prices of certain profitable products, partially offset by an increase in the cost of imported raw material.

Operating expenses decreased by 1.25% or $99,944 for the quarter ended December 31, 2004 when compared to the quarter ended December 31, 2003. Operating expenses represented 19.3% and 23.9% of net sales for the quarter ended December 31, 2004 and 2003, respectively.

For the quarter ended December 31, 2004, selling expenses increased by $719,292 or 15.5%, when compared to the quarter ended December 31, 2003, primarily due to an increase in payroll, payroll related charges related to the Company’s sales and marketing force, advertising and other expenses related to product distribution.

For the quarter ended December 31, 2004, general and administrative expenses decreased by $819,236, or 24.6%, when compared to the quarter ended December 31, 2003. This decrease in general and administrative expenses is mainly due to a reduction in the Company’s payroll and payroll related charges related to the Company’s administrative personnel, a decrease in the cost of consulting services, and a decrease in depreciation and amortization expenses.

Other expenses increased by 10.7 % for the quarter ended December 31, 2004, when compared to the quarter ended December 31, 2003, primarily as a result of a decrease in interest income, primarily due to the collection of approximately $6.2 million of indebtedness owed to the Company by Calixto Chaves, the former Chief Executive Officer in December 2003, which indebtedness, while outstanding, generated interest income and foreign exchange rate income, and a decrease in foreign exchange rate loss due to the restructure of the a significant portion of debt from US dollar currency to colones currency.

The Company’s provision for income tax was $536,105 for the quarter ended December 31, 2004, compared to $97,273 for the quarter ended December 31, 2003. The increase in income tax for the quarter ended December 31, 2004 was primarily due to an increase in taxable income. Effective tax rates for the fiscal quarters ended December 31, 2004 and 2003 were 27.7% and 32.0%, respectively.

Financial condition

As of December 31, 2004, the Company had approximately $3.4 million in cash and cash equivalents. As of December 31, 2004 and September 30, 2004, the Company had a working capital surplus of approximately $3.0 million and $5.6 million, respectively. The current ratios were 1.11 and 1.23 as of December 31, 2004 and September 30, 2004, respectively.

Cash provided by operating activities for the quarter ended December 31, 2004 amounted to approximately $6.1 million compared to cash used by operating activities of approximately $1.5 million for the quarter ended December 31, 2003.

The increase in cash provided by operating activities is primarily the result of:

•	an increase in net income ($1.2 million);

•	a reversal of the rate of cash used for inventory to cash provided by inventory ($2.1 million); and

•	the reversal of the rate of accounts payable reduction to accounts payable growth ($8.3 million).

The increase in cash provided by operating activities was partially offset by a decrease in the rate of cash collected for Notes and accounts receivable ($3.3 million).

Cash provided by inventory amounted to approximately $530,000 in the first fiscal quarter of 2005, compared to cash used for Inventory of approximately $1.5 million in the first fiscal quarter of 2004. The decrease in the use of cash for Inventory was primarily due to a decrease in the amount of in-transit raw material ($1.2 million), a decrease in finished products ($615,000) and a decrease in the levels of in-process inventory ($335,000). This decrease was partially offset by the purchase of live poultry ($1.1 million) and a decrease in levels of raw material ($465,000). The increase in accounts payable is mainly due to an increase in payables to suppliers and an increase in income tax payable.

As of December 31, 2004, the Company had also recorded an account payable to Indavinsa for approximately $1.0 million, pursuant to a purchase of assets agreement (as discussed in greater detail below), payable in the short-term in cash or in exchange of products sold by the Company to Indavinsa.

Cash used by investing activities was $946,030 in the quarter ended December 31, 2004, compared to approximately $7.9 million of cash provided by investing activities in the quarter ended December 31, 2003. The Company’s decrease in cash provided by investing activities was primarily due to the liquidation of short term investments (approximately $2.5 million) during the first fiscal quarter of 2005, in addition to the repayment by Calixto Chaves, the former Chief Executive Officer, of his aggregate outstanding indebtedness to the Company ($6.9 million) during the first fiscal quarter of 2004. This decrease in cash provided by investing activities was partially offset by an increase in the cash provided by sales of assets ($582,000). For the quarter ended December 31, 2004, the use of cash for property, plant and equipment ($1.5 million) was primarily related to the Company’s purchase of production equipment and additions to the delivery vehicle fleet.

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

The Company believes it will need at a minimum funds of approximately $4.5 million for investment activities during the remainder of fiscal year 2005, in addition to $1.1 million of the Company’s remaining projected investment in Logistica.

Cash used by financing activities amounted to approximately $3.7 million for the quarter ended December 31, 2004, compared to cash provided by financing activities of approximately $31,000 for the quarter ended December 31, 2003. The cash used by financing activities was primarily generated by short-term financings ($8.1 million) and long-term financings ($4.0 million). These funds were principally used to repay and/or refinance short-term financings ($9.5 million), to refinance and/or repay long-term financings ($6.3 million) and to fund the Company’s operations.

Debt Utilization

The Company’s obligations under short-term debt, long-term debt, operating leases and other commitments as of December 31, 2004 are as follows:

		Payments due by Period
	Total	Less than 1 Year	1-3 years	4-5 years
Short-term debt	$8,512,548	$8,512,548	$—	$—
Long-term debt	34,167,916	3,030,842	24,401,598	6,735,476
Related party	329,389	39,527	193,410	96,452
SAMA consulting agreement	1,275,000	900,000	375,000	—
Purchase commitments	2,814,208	2,814,208	—	—
Leases	2,966,472	708,752	1,753,154	504,566

Total	$50,065,533	$16,005,877	$26,723,162	$7,336,494

The Company projects that it will need to satisfy at least $16.0 million of short-term debt, long-term debt, purchase commitments, consulting agreements and operating lease payments within the twelve months ended December 31, 2005. The Company also projects that it will seek to acquire an additional $4.5 million of property, plant and equipment within fiscal 2005, the use of which equipment may be secured by purchase or lease.

In July 2004, the Company entered into forward contracts with certain of its corn suppliers for the purchase of approximately $6.9 million of corn at the prevailing market price on the dates the contracts were entered into. Deliveries under such contracts commenced in November 2004. The Company estimates that this supply will satisfy the Company’s needs for approximately four months. Pursuant to these contracts for corn, the Company is generally required to make payments under the contract fifteen days prior to the date of shipment. The Company expects to finance such payment with funds from operations or short-term financing. As of December 31, 2004, the Company owes its suppliers approximately $1.6 million for deliveries pursuant to such contracts.

In addition, in July 2004, the Company entered into a forward contract with INOLASA for the purchase of approximately $5.24 million of soybean meal at the prevailing market price on the dates the contracts were entered into. Deliveries under such contracts commenced in November 2004. The Company estimates that this supply will satisfy the Company’s needs for approximately four months. Payment under this forward contract is due 22 days after receipt of the soybean meal. The Company expects to finance such payment with funds from operations or short-term financing. As of December 31, 2004, the Company owes its suppliers approximately $1.2 million for deliveries pursuant to such contracts.

Pursuant to a consulting agreement, dated as of June 1, 2003, between SAMA Internacional, S.A., a Costa Rican corporation (“SAMA”), and the Company (the “Consulting Agreement”), various employees of SAMA began providing the Company with financial and strategic advisory services with respect to a variety of different matters related to the restructuring of the Company’s indebtedness. The Consulting Agreement has a three year term. Pursuant to the Consulting Agreement, as amended, the Company will compensate SAMA at the rate of up to $75,000 per month for services provided pursuant to the Consulting Agreement.

Debt Restructure

During fiscal year 2004 and the first fiscal quarter of 2005, the Company restructured a significant portion of its debt obligations, significantly decreasing its outstanding short-term indebtedness and correspondingly increasing its outstanding long-term indebtedness (the “Debt Restructuring”).

As of December 31, 2004, the Company’s aggregate outstanding indebtedness totaled approximately $42.6 million. As of December 31, 2004, approximately $39.5 million (the “Aggregate Participating Lenders’ Indebtedness”) of this $42.6 million was owed to four lenders: Banco Internacional de Costa Rica (“BICSA”), Banco Agricola de Cartago (“Agricola”), Banco de Costa Rica (“BCR”) and Banco Interfin (“Interfin”) (collectively, the “Participating Lenders”) as follows (in millions of US$):

Lender:	December 31, 2004
BICSA	$23.7
BCR	8.9
Interfin	5.5
Agricola	1.4

Total	$39.5

As of December 31, 2004, approximately $18.5 million of the approximately $39.5 million of Aggregate Participating Lenders’ Indebtedness was secured by a trust (the “Trust”) formed by the Company to which the Company contributed or pledged substantially all of the assets of the Company’s wholly-owned subsidiaries (the “Subsidiaries”) in accordance with the terms of a trust agreement entered into by the Company in September 2003 (the “Trust Agreement”). The Trust Agreement was amended on May 21, 2004 (as discussed in greater detail below). Of the approximately $21.0 million of Aggregate Participating Lenders’ Indebtedness that is not secured by the Trust (the “Non-Trust Indebtedness”), (i) approximately $12.2 million of such Non-Trust Indebtedness, owed to BICSA, is unsecured, (ii) approximately $5.7 million of such Non-Trust Indebtedness is guaranteed by parties related to the Company (as discussed in greater detail below) and (iii) approximately $3.1 million of such Non-Trust Indebtedness, owed to BCR and Agricola, is secured by property outside of the Trust, which property had an aggregate market value of approximately $5.3 million as of December 31, 2004.

Of the approximately $42.6 million of the Company’s aggregate outstanding indebtedness as of December 31, 2004, approximately $3.2 million was owed to certain of the Company’s lenders who were not signatories to the Trust Agreement (the “Non-Participating Lenders”). In addition, as of December 31, 2004, Transamerican Bank, a Non-Participating Lender holding liens aggregating to approximately $439,000, was collateralized with property with an estimated fair market value of approximately $532,000, and Banco Lafise, S.A. (“Lafise”), a Non-Participating Lender with an aggregate outstanding indebtedness of approximately $862,000 was collateralized with approximately $908,000 of the Company’s accounts receivables.

Indebtedness to BICSA

As of December 31, 2004, the Company’s outstanding indebtedness to BICSA totaled approximately $23.7 million (the “Aggregate BICSA Indebtedness”). Approximately $7.5 million of the Aggregate BICSA Indebtedness was short-term indebtedness (the “Short-term BICSA indebtedness”) payable to BICSA pursuant to (i) eight letters of credit amounting to $5.7 million, denominated in U.S. dollars, bearing interest rates that range from 6.50% to 6.75%, maturing between January 2005 and April 2005 and (ii) four letters of credit amounting to $1.8 million, pursuant to a to a $3.5 million revolving line of credit, denominated in U.S. dollars, bearing interest rates that range from 6.50% to 6.75%, maturing between January 2005 and May 2005. The line of credit will expire on April 30, 2005. Any borrowings made on the line of credit will be payable in six equal monthly installments, with the first payment commencing in the month after the borrowing. The Short-term BICSA indebtedness is mainly utilized by the Company as working capital.

As of December 31, 2004, the line of credit is secured by the Trust. In addition, as of December 31, 2004, Tendedora, S.A. (“Tenedora”) the parent company of the Company’s majority shareholder, Avicola Campesinos, Inc (“Avicola”) had guaranteed approximately $5.7 million of the Short-term BICSA indebtedness (the “Tenedora Gurantees”).

Tenedora did not receive in the past, nor currently receives any compensation for providing guarantees for the Tenedora Guarantees In addition, Tenedora does not have any contractual obligation to provide guarantee services to the Company in the future. There can be no assurances that Tenedora will continue providing guarantee services to the Company, that Tenedora will continue to provide guarantee services to the Company without compensation, that the Company will be able to locate alternative sources of financing without Tenedora’s provision of guarantees or that the Company will be able to locate another person or entity willing to provide guarantee services with or without compensation.

As of December 31, 2004, the Company had also borrowed approximately $16.2 million of long-term debt from BICSA (the “Long-term BICSA Indebtedness”), pursuant to (i) a $12.2 million promissory note that bears interest at a rate of 8.5%, maturing in March 30, 2006 and (ii) a $4.0 million loan denominated in U.S. dollars, bearing interest at a rate of 7.5%, with interest and principal payable every trimester and the last payment due in April 2009 and is secured by the Trust.

Indebtedness to BCR

As of December 31, 2004, the Company’s outstanding indebtedness to BCR totaled approximately $8.9 million (the “Aggregate BCR Indebtedness”). Of the Aggregate BCR Indebtedness, approximately $2.1 million, denominated in colones and bearing interest at the rate of 18.25%, is payable on a trimester basis beginning in June 2005. This $2.1 million of the Aggregate BCR Indebtedness is due in June 2011 and is collateralized with property with an estimated fair market value of $3.3 million.

Of the Aggregate BCR Indebtedness, approximately $5.5 million, denominated in colones and bearing interest at the rate of 18.25%, is payable on a trimester basis beginning in August 2005. This $5.5 million of the Aggregate BCR Indebtedness is due in August 2011 and is secured by the Trust.

Of the Aggregate BCR Indebtedness, approximately $1.2 million, denominated in colones and bearing interest at the rate of 18.25%, is payable on a trimester basis beginning in September 2004. This $1.2 million of the Aggregate BCR Indebtedness is due in September 2009 and is secured by the Trust.

Indebtedness to Interfin

As of December 31, 2004, the Company’s outstanding indebtedness to Interfin totaled approximately $5.5 million (the “Aggregate Interfin Indebtedness”). Of the Aggregate Interfin Indebtedness, (i) $2.8 million of such indebtedness, denominated in U.S. dollars, bears interest an annual rate of 7.50% and (ii) $2.7 million of such indebtedness, denominated in Costa Rican colones, bears interest at an annual rate of 18.0%. Interest on the Aggregate Interfin Indebtedness will be payable on a trimester basis. The aggregate principal amount of the Aggregate Interfin Indebtedness plus all accrued interest will be due on May 21, 2009. As of December 31, 2004, the Aggregate Interfin Indebtedness was secured by the Trust.

Indebtedness to Agricola

As of December 31, 2004, the Company’s outstanding indebtedness to Agricola totaled approximately $1.4 million (the “Aggregate Agricola Indebtedness”). The Aggregate Agricola Indebtedness, denominated in colones, bears interest at the rate of 18.25%.

Interest and principal amount on the Aggregate Agricola Indebtedness is payable on a trimester basis. The final principal amount of the Agricola Indebtedness plus all accrued interest will be due in May 2009. As of December 31, 2004, $975,000 of the Aggregate Agricola Indebtedness was secured by property valued at $1.9 million and approximately $400,000 was secured by the Trust.

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

The Modified Trust may secure up to an aggregate amount of US$39.0 million of indebtedness, which indebtedness could take the form of loans, bonds, or other extensions of credit.

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

The market value of the Trust Assets was determined by independent appraisers, pursuant to their inclusion in the Trust Agreement. The independent appraisers reported directly to the Participating Lenders and Trustee. The final value assigned to each of the Trust Assets was approved by each of the Participating Lenders and Trustee (the “Trust Assets Value”). The Trust Assets Value is comprised of (i) real estate properties, including building and facilities ($22.2 million); (ii) trademarks ($11.0 million); (iii) machinery ($9.5 million); and a (iv) certificate of deposit ($87,000). The Trust Assets Value was calculated in colones currency and its value in US dollars is translated using current exchange rate. As of December 31, 2004, the book value of machinery and real estate properties, including building and facilities in the Trust, amounted to $21.6 million.

The Trust Agreement Amendment modifies the Trust to require that the total value of the Trust Assets be, at all times, equal to or greater than 125% of the aggregate amount of the total indebtedness secured by the Trust (which, as mentioned above, cannot exceed the aggregate amount of US$39.0 million). So long as this 125% threshold is met and subject to certain other conditions set forth in the Modified Trust, the Subsidiaries may solicit the Trustee for the release of some of the Trust Assets.

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

Short-term debt

As of December 31, 2004, the Company had issued short-term promissory notes with respect to an aggregate of approximately $8.5 million primarily to 2 lenders. These notes payable consist of the following:

	December 31, 2004	September 30, 2004
Loans payable in U.S. Dollars	$7,604,139	$8,704,378
Loans payable in Colones	908,409	1,181,752

	$8,512,548	$9,886,130

The Company’s notes payable primarily originate from bank loans and are mainly utilized as working capital to support operations of the Company. As of December 31, 2004, of the $8.5 million of short-term debt, approximately $7.5 million was owed to BICSA. See the section above entitled “Outstanding BICSA Indebtedness” for more information regarding the BICSA Indebtedness. As of December 31, 2004, of the $8.5 million of short-term debt, approximately $860,000 of debt was owed to Lafise, which debt was secured by approximately $908,000 of the Company’s accounts receivable, and the remaining approximately $130,000 of unsecured debt was owed to five other lenders. Notes payable are generally due from January 2005 through June 2005 and bear annual interest rates ranging from 5.75% to 6.7% for notes denominated in dollars and from 19.75% to 22.75% for notes denominated in colones. Average interest rates as of December 31, 2004 were 6.5% for loans in US dollar, and 22.6% for loans in colones.

Long-term debt

As of December 31, 2004, the Company has incurred long-term debt in the aggregate amount of approximately $34.2 million to 9 lenders. Long-term debt consists of the following:

	December 31, 2004	September 30, 2004
Bank loans denominated in U.S. dollars	$13,326,064	$22,868,782
Bank loans denominated in Costa Rican colones	20,841,852	13,886,029

	34,167,916	36,754,811
Less: Current portion	3,030,842	2,077,827

	$31,137,074	$34,676,984

Long-term debt is due from March 2005 to June 2011. Debt issuance costs are deferred and then amortized over the term of the debt. Interest rates for long-term debt are as follows:

	December 31, 2004	September 30, 2004
U.S.$ dollar loans	2.29% -7.50%	1.98% -8.75%
Costa Rican colon loans	10% - 18.50%	10% -18.25%

Future payments on long-term debt as of December 31, 2004 are as follows:

Year	Amount
2005	$3,030,842
2006	15,848,154
2007	4,064,364
2008	4,489,080
2009	3,718,808
Thereafter	3,017,396

$16.7 million of the long-term indebtedness is secured by the Trust and approximately $3.1 million of the long-term indebtedness owed to Participating Lenders is secured by Company’s property not included in the Trust, with an estimated fair market value of $5.3 million. Approximately $439,000 owed to one of the Non-Participating Lenders, Transamerican Bank, was collateralized with property with an estimated fair market value of approximately $532,000. The Company defers debt issuance costs and then amortizes such costs over the term of the debt. See the section above entitled “Debt Restructure” for more information regarding the Company’s long-term indebtedness. The remaining long-term debt amounting to approximately $13.3 million is unsecured.

Leasing Agreements

The Company regularly enters into agreements pursuant to which the Company leases production equipment, vehicles and other equipment. In December, 2004, the Company entered into a lease agreement (the “Lease Agreement”) with Arrendadora Improsa, S.A. for the lease of approximately $2.4 million of production equipment and computer equipment. Avicola has guaranteed the Company’s obligation under this Lease Agreement, which guarantee was valued at $2.4 million as of December 31, 2004.

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

In addition, there can be no assurances that neither Tenedora nor Avicola will continue providing guarantee services to the Company, that either Tenedora or Avicola will continue to provide guarantee services to the Company without compensation, that the Company will be able to locate alternative sources of financing without either Tenedora’s or Avicola’s provision of guarantees or that the Company will be able to locate another person or entity willing to provide guarantee services with or without compensation.

Acquisitions and Potential Acquisitions

In June 2004, the Company entered into a non-binding letter of intent with Industrias Avicolas Integradas, S.A (“Indavinsa”), a Nicaraguan corporation, regarding an investment in or acquisition of Indavinsa. In Nicaragua, Indavinsa is the fourth largest producer of broiler products, and the third largest producer of animal feed products. Pursuant to the letter of intent, the Company was granted the exclusive right for six months to negotiate with Indavinsa regarding an investment in or acquisition of Indavinsa.

On December 27, 2004, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Indavinsa, pursuant to which the Company acquired (i) all of the property, plant and equipment related to Indavinsa’s animal feed concentrate segment valued at approximately $5.5 million according to appraisals performed by an independent appraiser and (ii) Trademarks, Formulas and Customer list (the “Intangible Assets”) valued at approximately $820,000 using a discounted cash flow projection, for an aggregate value of $6.3 million (the “Purchase Amount”), in exchange for (i) the Company’s cancellation of approximately $5.3 million of receivables owed by Indavinsa, which was the amount due to the Company by Indavinsa as of December 27, 2004, and (ii) a payment from the Company to Indavinsa of approximately $1.0 million payable in the short-term, in cash or in exchange of products sold by the Company to Indavinsa.

The Company recorded this purchase in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The property, plant and equipment acquired include an animal feed plant, including silos for storage of grain, grow-out farms for chickens and feedlot facilities for cattle.

The Company recorded such assets based on the value determined by the independent appraiser. The Company will depreciate the property, plant and equipment using the straight line-method, in accordance with their estimated remaining useful lives. The Company recorded the Intangible Assets in Other Assets in the balance sheet and allocated the purchase price based on the Company’s estimate of their contribution to future cash flows. Trademarks and Formulas have each been allocated a value of approximately $360,000. Trademarks and Formulas are deemed to have an indefinite life since according to Nicaraguan legislation, they can be renewed every 10 years, indefinitely, at very little cost. Trademarks and Formulas will be reviewed for impairment periodically. Customer list has been allocated a value of approximately $100,000. Customer list is deemed to have a useful life of approximately 4 years based on the Company’s past experience, and will be amortized on a straight-line basis. The Company will begin to amortize the Customer list in January 2005, which amount will be of approximately $2,083 per month for the next four years.

None of the acquired assets are encumbered based upon background investigations performed on such assets. The Company believes that Indavinsa is the third largest producer of animal feed products in Nicaragua.

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

The Company is continuing to explore the acquisition of a majority of the outstanding common stock of Avicola Core Etuba Ltda. (“Core”), a Brazilian corporation engaged in the production and distribution of poultry. If the acquisition is pursued, the Company anticipates it would acquire the majority of the outstanding stock of Core from Calixto Chaves, the Company’s former Chief Executive Officer. The Company continues to evaluate the performance of Core to determine if, when and how the Company should integrate its business with Core. The Company has postponed indefinitely the acquisition of Core.

As with any business acquisition, there can be no assurance that the Company will close these acquisitions and there can be no assurance that these acquisition efforts will prove to be beneficial to the Company, even if the Company’s board of directors, audit committee and management team believe the Company should pursue a development or acquisition opportunity and successfully negotiate the contracts critical to such venture. The Company will continue to evaluate financial performance and giving the necessary collaboration in order to obtain the necessary judging elements to arrive to a definite decision.

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

Provision for severance pay: At the present time, labor laws in Costa Rica require all companies to make a severance payment under certain conditions. This law requires all companies in Costa Rica to make a payment equivalent to 5.83% of an employee’s yearly gross salary for every year of employment up to 8 years of labor, as part of a severance payment upon the termination of an employee. This benefit is payable after the employee’s death, retirement, or termination without cause. An employee who resigns voluntarily or is terminated for cause forfeits his right to any severance benefit. Since 1991, the Company has waived the 8-year limit dictated by the labor law, and pays severance based on years of service. The Company is also required by Costa Rican law to deposit an additional 3% of each employee’s yearly gross salary into a pension fund. The Company deposits every month 4.0% of each employee gross salary, of which 1.33% is paid every February of each year, and the remaining 4% deposited in ASERICA is paid upon termination. Amounts paid or transferred to ASERICA may not completely cover the severance payment at the time the employee leaves, since the severance payment calculation is based on the average of the last 6 months’ salary. Any remaining amount owed by the Company must be settled when the employee is terminated. The Company must assess the adequacy of the provisioned amount, which is estimated using historical experience and other critical factors. The assumptions used to arrive at provisioned amounts are reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

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

Contingent liabilities: In the course of its operations, the Company could be subject to lawsuits and other claims which would require to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses. The Company accounts for contingent liabilities in accordance with SFAS 5 “ Accounting for Contingencies” (“SFAS 5”) and must assess whether a contingent liability meet the criteria required by SFAS 5, to record a provision. A determination of the amount of provision for these contingencies that would be required, if any, are made after considerable analysis of each individual issue. The provisioned amounts may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies or other factors beyond the Company’s control.

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

As of December 31, 2004, the Company had outstanding indebtedness of approximately $28.5 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase during the three months ended December 31, 2004 in the devaluation of the colon/dollar exchange rate would be approximately $71,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of December 31, 2004, the Company had outstanding a total of approximately $42.0 million in loans which bear variable interest rates, based primarily on LIBOR or Prime Rate for loans in U.S. dollars and the Basic Rate as established by the BCCR for loans in colones. A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect for the three months ended December 31, 2004, would result in a potential increase in interest expense of approximately $131,000. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

In July 2004, the Company entered into forward contracts with certain of its corn suppliers for the purchase of approximately $6.9 million of corn. Deliveries under such corn forwards contracts commenced in November 2004. The Company estimates that this supply of corn will satisfy the Company’s needs for approximately four months. Pursuant to these corn forwards contracts, the Company is generally required to make payments under the contract fifteen days prior to the date of shipment. The Company expects to make such payment with funds from operations or short-term financing. As of December 31, 2004, the Company owes its suppliers approximately $1.6 million for deliveries pursuant to such contracts.

In addition, in July 2004, the Company entered into forward contracts with INOLASA for the purchase of approximately $5.2 million of soybean meal. Deliveries under such soybean meal forwards contracts commenced in November 2004. The Company estimates that this supply of soybean meal will satisfy the Company’s needs for approximately four months. Payments under these soybean meal forward contracts are due 22 days after receipt of the soybean meal. The Company expects to pay outstanding invoices with funds from operations or short-term financing. As of December 31, 2004, the Company owes its suppliers approximately $1.2 million for deliveries pursuant to such contracts.

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges during the three months ended December 31, 2004 and 2003. As of December 31, 2004, the Company has recorded no losses or gains in other comprehensive loss related to cash flow hedges, since it has secured its supply of corn for approximately the next 2 months. However, any gains or losses related to cash flow hedges, are generally recognized within the following 3 months.

For the three months ended December 31, 2004, a hypothetical 10% increase in the monthly price of corn and soybean meal would have resulted in an increase in cost of sales of approximately $933,000.

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

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company’s internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending September 30, 2005. The Company’s independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of the internal controls over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005.

This process will be resource and time consuming, and will require significant attention of management. Management is currently in the process of interviewing outside consultants to assist in this process. Management cannot state that material weaknesses in internal controls will not be determined. Management also cannot state that the process of evaluation and the auditor’s attestation will be completed on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see “Note 8 – Legal Proceedings” of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report which text is incorporated herein by reference

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Effective January 27, 2005, the Board of Directors of Rica Foods, Inc. (the “Company”) appointed Pedro Dobles as Chief Executive Officer of the Company following the resignation of Calixto Chaves effective January 26, 2005.

Mr. Dobles, age 52, has been serving as the Vice President of Pipasa, S.A., the Company’s wholly owned operating subsidiary since January 2004. Mr. Dobles has not entered into an employment agreement with the Company or Pipasa.

From October 1995 until July 2003, Mr. Dobles served as the General Director of Florida Ice and Farm (Cervecceria Costa Rica), a brewery company in Costa Rica publicly traded on the Costa Rican Stock Exchange. His responsibilities as General Director included overseeing all of the company’s operations. Prior to becoming the General Director of Florida Ice and Farm, from 1976 until July 2003, Mr. Dobles served in a variety of positions with Florida Ice and Farm, including Finance Director, General Controller and Vice-General Director. Mr. Dobles has also served as a member of the Board of Directors of Grupo SAMA, S.A. from August 2003 until the present. See Item 13 of the Company’s Form 10-K for the year ended September 30, 2004 for a discussion of transactions between the Company and SAMA during the 2004 fiscal year. Mr. Dobles received his Bachelor’s Degree in Industrial Engineering from the University of Houston and his Masters in Business Administration from Instituto Centroamericano de Administracion de Empresas. Mr. Dobles also attended complementary strategic marketing management seminars at Harvard Business School in June 1993 and business strategy seminars at Columbia University in 1991. Mr. Dobles is fluent in English and Spanish.

The Company is not aware of any arrangements or understandings between Mr. Dobles and any other person(s) pursuant to which he was selected as an officer nor is the Company aware of any family relationships between Mr. Dobles and any director or executive officer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

10.1	Trust Agreement, dated September 22, 2003, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Consultores Financieros Cofin S.A., as Trustee and various of the Company’s lenders (translated from Spanish), as amended (3)

10.2	Amendment to Trust Agreement, dated May 21, 2004, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Banco Improsa, S.A. as Trustee and various of the Company’s lenders (translated from Spanish) (4)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith.
1	Incorporated by Reference to the Company’s 10-K/A, as filed with the Commission on July 28, 2003.
2	Incorporated by Reference to the Company’s 10-K, as filed with the Commission on January 3, 2005.
3	Incorporated by Reference to the Company’s Form 8-K/A, as filed with the Commission on October 9, 2003.
4	Incorporated by Reference to the Company’s Form 10-Q, as filed with the Commission on August 16, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICA FOODS, INC.

Dated: February 14, 2005	By	/s/ PEDRO DOBLES
Pedro Dobles
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 14, 2005	/s/ PEDRO DOBLES
Pedro Dobles
Chief Executive Officer

Dated: February 14, 2005	/s/ GINA SEQUEIRA
Gina Sequeira
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith