Form 10-Q
period 2005-03-31
RICA FOODS INC
filed 2005-05-13
CIK 789881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 13, 2005, the number of shares issued and outstanding of the Company’s common stock, par value $0.001 per share was 12,864,321.

Item 1. FINANCIAL STATEMENTS

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2005	September 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,454,340	$1,618,689
Short-term investments	267,445	25,840
Notes and accounts receivable	10,190,673	11,706,487
Inventories	13,340,506	15,008,770
Deferred income taxes	446,264	395,955
Prepaid expenses	686,942	870,984

Total current assets	27,386,170	29,626,725

Property, plant and equipment	38,305,105	35,022,854
Long-term receivables-trade	—	4,688,843
Long-term investments	2,644,649	2,982,605
Other assets	7,200,384	6,862,838
Goodwill	1,356,766	1,418,957

Total assets	$76,893,074	$80,602,822

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,167,112	$8,864,384
Accrued expenses	2,668,218	3,128,835
Notes payable	8,331,450	9,886,130
Current portion of long-term debt	3,173,378	2,077,827
Due to stockholders	—	53,350

Total current liabilities	24,340,158	24,010,526

Long-term debt, net of current portion	29,782,356	34,676,984
Due to related party	—	297,181
Deferred income tax liability	1,874,835	1,960,045

Total liabilities	55,997,349	60,944,736

Stockholders’ equity:
Common stock - 20,000,000 shares authorized; 12,864,321 issued; 12,811,469 outstanding	12,865	12,865
Preferred stock - Class C: 20,000 issued and outstanding; 336,345 issued held in treasury	1,742,623	1,180,867
Additional paid-in capital	25,910,995	25,800,940
Accumulated other comprehensive loss	(16,535,482)	(15,587,269)
Retained earnings - unappropriated	10,640,675	6,474,537
Retained earnings - appropriated	1,017,588	3,107,930

	22,789,264	20,989,870

Less:
Treasury preferred stock Pipasa – Class C: 336,345 held in treasury preferred stock	(1,610,145)	(1,048,390)
Treasury common stock, at cost – 52,852 held in treasury	(283,394)	(283,394)

Total stockholders’ equity	20,895,725	19,658,086

Total liabilities and stockholders’ equity	$76,893,074	$80,602,822

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Sales	$37,795,764	$33,267,913	$78,722,699	$66,615,623
Cost of sales	26,828,620	24,854,797	56,193,519	48,342,960

Gross profit	10,967,144	8,413,116	22,529,180	18,272,663

Operating expenses:
Selling	5,919,682	4,679,993	11,292,794	9,333,813
General and administrative	2,361,828	3,135,901	4,879,803	6,473,112
Provision for contingencies	—	416,380	—	416,380

Total operating expenses	8,281,510	8,232,274	16,172,597	16,223,305

Income from operations	2,685,634	180,842	6,356,583	2,049,358
Other expenses (income):
Interest expense	1,250,936	990,135	2,602,126	2,194,736
Interest income	(71,003)	(112,401)	(159,905)	(554,049)
Foreign exchange loss, net	416,537	659,606	850,918	1,508,486
Miscellaneous, net	(24,613)	(16,682)	10,800	(63,650)

Other expenses, net	1,571,857	1,520,658	3,303,939	3,085,523

Income (loss) before income taxes and minority interest	1,113,777	(1,339,816)	3,052,644	(1,036,165)
Provision (benefit) for income tax	437,140	(169,647)	973,245	(72,374)

Income (loss) before minority interest	676,637	(1,170,169)	2,079,399	(963,791)
Minority interest	—	13,092	—	28,382

Net income (loss)	676,637	(1,183,261)	2,079,399	(992,173)
Preferred stock dividends	1,807	23,133	3,600	50,976

Net income (loss) applicable to common stockholders	$674,830	$(1,206,394)	$2,075,799	$(1,043,149)

Basic earnings (loss) per share	$0.05	$(0.09)	$0.16	$(0.08)

Diluted earnings (loss) per share	$0.05	$(0.09)	$0.16	$(0.08)

Basic weighted average number of common shares outstanding	12,811,469	12,811,469	12,811,469	12,811,469

Diluted weighted average number of common shares outstanding	12,941,469	12,811,469	12,931,469	12,811,469

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,079,399	$(992,173)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	2,281,542	2,154,029
Production poultry	2,102,648	1,845,524
Allowance for inventory obsolescence	81,289	161,473
Derivative unrealized loss (gain)	8,400	(265,638)
Gain on sale of productive assets	—	(27,642)
Issuance of Stock Options	97,200	—
Deferred income tax	(180,785)	(181,223)
Provision for doubtful receivables	130,834	142,137
Amortization of deferred debt costs	11,443	36,745
Minority interest	—	28,382
Changes in operating assets and liabilities:
Notes and accounts receivable	766,289	3,061,067
Inventories	(515,673)	(3,009,714)
Prepaid expenses	186,671	34,542
Accounts payable	320,516	(9,366,594)
Accrued expenses	(460,617)	81,988
Long-term receivables-trade	—	364,039

Net cash provided (used) by operating activities	6,909,156	(5,933,058)

Cash flows from investing activities:
Short-term investments	(241,605)	2,419,681
Long-term investments	211,875	76,212
Additions to property, plant and equipment	(2,291,895)	(2,270,402)
Proceeds from sales of productive assets	1,053,894	213,878
Change in other assets	(60,680)	(73,554)
Due from stockholders and related party	—	6,857,535

Net cash (used) provided by investing activities	(1,328,411)	7,223,350

Cash flows from financing activities:
Preferred stock cash dividends	(3,600)	(79,358)
Short-term financing:
New loans	15,925,551	34,428,924
Payments	(17,375,035)	(34,950,480)
Due to Related Party	(301,561)	—

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended March 31, 2005 and 2004

(Unaudited)

(Continued)

	2005	2004
Long-term financing:
New loans	3,932,620	3,038,335
Payments	(7,146,076)	(6,049,438)
Preferred shares repurchased	—	(513,232)

Net cash used by financing activities	(4,968,101)	(4,125,249)

Effect of exchange rate changes on cash and cash equivalents	223,007	841,657
Increase (decrease) in cash and cash equivalents	835,651	(1,993,300)
Cash and cash equivalents at beginning of period	1,618,689	3,343,255

Cash and cash equivalents at end of period	$2,454,340	$1,349,955

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$2,561,431	$2,718,268

Income taxes	$158,169	$97,034

Supplemental schedule of non-cash activities:
Benefits to former Chief Executive Officer	$—	$70,673

Purchase of assets from Indavinsa in exchange of cancellation of account receivable from Indavinsa and the recording of an account payable to Indavinsa (See Note 13)	$6,274,545	$—

Cancellation of receivable from Indavinsa in exchange of assets purchased from Indavinsa (See Note 13)	$5,225,481	$—

Account payable to Indavinsa for the purchase of assets from Indavinsa (See Note 13)	$1,049,064	$—

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

Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2004, which are included in the Company’s Annual Report on Form 10-K. Management has included in the Company’s financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments, consisting only of normal and recurring items, necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2005. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management’s authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Although management believes that the disclosures are adequate to make the information presented not misleading, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

NOTE 2 – RECLASSIFICATIONS

Certain reclassifications in the balance sheet, statement of income and statement of cash flows have been made to the prior period to conform to current period presentation.

NOTE 3 – MINORITY INTEREST

The Company included minority interests as a component of the Accounts Payable line item on the balance sheet. As of September 30, 2004 and March 31, 2005, aggregate minority interest equaled $343, comprised of Pipasa’s subsidiary’s minority interest.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – INVENTORIES AND PRODUCTION POULTRY

Inventories consist of the following:

	March 31, 2005	September 30, 2004
	(Unaudited)
Finished products	$2,890,854	$3,490,690
In-process	3,106,891	3,365,775
Live poultry - net	3,320,134	3,547,030
Materials and supplies-net	1,640,911	1,542,846
Raw materials	1,907,056	1,632,137
In-transit	474,660	1,430,292

	$13,340,506	$15,008,770

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

The Company contracts farmers for its grow-out process. These farmers have long-term contracts with the Company to raise the baby chicks to adult birds. Ownership of the chickens is not transferred to the farmers and all animal feed, medicine and other expenses incurred are accumulated as Live Poultry inventory. These farmers are paid according to the weight and quality of the chickens produced, which is recorded as inventory.

Production poultry amortization amounted to $2,102,648 and $1,845,524 for the six months ended March 31, 2005 and 2004, respectively, and is recorded in to cost of sales. As of March 31, 2005 and September 30, 2004, the Company’s provision for inventory obsolescence amounted to $229,318 and $173,332, respectively.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.

Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of Statement 123(R) for registrants until the beginning of the first fiscal year beginning after June 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123 (R) will have a significant impact on the Company’s overall results of operations or financial position.

In March 2005, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 “Share Based Payment” (“SAB 107”). The interpretations in SAB 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of Statement 123(R). The Company is in the process of evaluating whether the adoption of SAB 107 will have a significant impact on the Company’s overall results of operations or financial position.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – SEGMENT INFORMATION (Unaudited)

The following describes the performance by segment (in millions of U.S. dollars):

	Three months ended March 31		Six months ended March 31
	2005	2004	2005	2004
Sales, net:
Broiler	$16.04	$14.74	$33.47	$30.03
Animal feed	9.74	7.92	20.67	15.66
By-products	4.82	3.41	9.70	6.72
Exports	2.69	2.59	5.33	4.68
Quick service	1.70	1.82	3.78	4.03
Other	2.80	2.79	5.77	5.50

Total net sales	37.79	33.27	78.72	66.62

Income (loss) per segment:
Broiler	2.81	1.86	6.03	4.69
Animal feed	0.98	0.60	2.24	1.57
By-products	0.34	0.34	0.88	0.69
Exports	0.48	0.49	0.81	0.91
Quick service	(0.06)	0.21	0.18	0.52
Other	0.50	0.23	1.10	0.55
Corporate	(2.36)	(3.55)	(4.88)	(6.89)

Income from operations	2.69	0.18	6.36	2.04
Other expenses (income)	(1.57)	(1.52)	(3.30)	(3.08)

Income (loss) before income taxes and minority interest	$1.12	$(1.34)	$3.06	$(1.04)

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Animal Feed: Animal feed is made with imported raw materials, such as corn and soybean meal, in addition to meat and bone meal and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, birds, horses, shrimp and domestic pets. The Company’s animal feed products are sold through the Ascan(TM), Mimados(TM), Kan Kan (TM), Dog Pro™, Aguilar y Solis(TM), Nutribel(TM) and Salvaganado™ brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through Ascan(TM), Mimados(TM), Kan Kan (TM), Dog Pro™ brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to high income levels.

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 7 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (unaudited):

	Other Comprehensive Income (loss)			Total Comprehensive Income (loss) for the period
	Foreign currency translation adjustment	Derivatives	Sub-total
Beginning Balance, September 30, 2004	$(15,578,869)	$(8,400)	$(15,587,269)
Net income	—	—	—	1,402,762
Net Change in derivative unrealized gain (loss)	—	913	913	913
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	—	—	—
Translation adjustment	(501,987)	—	(501,987)	(501,987)

Balance, December 31, 2004 (unaudited)	(16,080,856)	(7,487)	(16,088,343)	901,688
Net income	—	—	—	676,637
Net Change in derivative unrealized gain (loss)	—	7,487	7,487	7,487
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	—	—	—
Translation adjustment	(454,626)	—	(454,626)	(454,626)

Balance, March 31, 2005 (unaudited)	$(16,535,482)	$—	$(16,535,482)	$1,131,186

Beginning Balance, September 30, 2003	$(15,375,091)	$(211,812)	$(15,586,903)
Net loss	—	—	—	191,089
Net Change in derivative unrealized gain (loss)	—	13,350	13,350	13,350
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	174,537	174,537	174,537
Translation adjustment	(593,874)	—	(593,874)	(593,874)

Balance, December 31, 2003 (Unaudited)	(15,968,965)	(23,925)	(15,992,890)	(214,898)
Net loss	—	—	—	(1,183,261)
Net Change in derivative unrealized gain (loss)	—	(464,339)	(464,339)	(464,339)
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	—	—	—
Translation adjustment	(566,372)	—	(566,372)	(566,372)

Balance, March 31, 2004 (Unaudited)	$(16,535,337)	$(488,264)	$(17,023,601)	$(2,428,870)

The Company’s Accumulated Other Comprehensive Income (loss) for the six months ended March 31, 2005 and 2004, amounted to $2,032,874 and $(2,643,768) respectively. The Company uses futures to purchase corn and soy-bean meal, the primary ingredients in the chicken feed, as a strategy to hedge against price increases in corn and soy-bean meal. The Company’s hedging strategy is set in its annual budget, which determines how much corn and soybean meal the Company will need and the price the Company must pay in order to meet budget forecasts. The Company uses an internal pricing model to prepare sensitivity analyses. The Company is not involved in speculative trading and generally does not hedge anticipated transactions beyond 6 months.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The contracts that effectively meet risk reduction criteria are recorded using cash flow hedge accounting. As of September 30, 2004 and 2003, the Company’s outstanding open positions amounted to $12,204 and $37,275, respectively. As of March 31, 2005, the Company did not have any outstanding open positions. As of March 31, 2004, the Company’s outstanding open positions amounted to $488,264.

NOTE 8 – LEGAL PROCEEDINGS

Pipasa was one of two defendants in a lawsuit brought in Costa Rica, pursuant to which the plaintiff in such action, Polaris Holding Company (“Polaris”), was seeking damages in an amount equal to $3.6 million. The other defendant in the litigation was Aero Costa Rica, S.A. (“Aero”), a corporation that, prior to entering into a receivership, was wholly owned by Mr. Chaves, the Company’s former Chief Executive Officer. In connection with this pending lawsuit, the plaintiff also brought suit against Pipasa in the State of California and the State of Florida. The California lawsuit was dismissed without prejudice.

On December 29, 2003, Pipasa entered into a settlement agreement (the “Settlement Agreement”) with Polaris pursuant to which Mr. Chaves provided Polaris with a one-time payment in the amount of $1,950,000 (the “Settlement Amount”) in exchange for Polaris’ agreement to dismiss any and all litigation instituted against Pipasa and release any and all claims which they have or may have against Pipasa in connection with the litigation, except for any claim that may arise in connection with the Indemnification Obligation (as defined below). In addition, Polaris has agreed to release its security interest in certain collateral, which was valued at approximately $5 million at the time of settlement (the “Collateral”). Mr. Chaves has entered into an agreement with the Company pursuant to which he has acknowledged and agreed that his payment of the Settlement Amount is neither an equity investment in the Company nor a loan to the Company.

At the time of the Settlement Agreement, Pipasa had attempted to secure the participation of Aero in the settlement but Aero had not agreed to participate in the settlement. Because Aero had not agreed to participate in the settlement, as a condition of the Settlement Agreement, Pipasa agreed to enter into an indemnification agreement with Polaris pursuant to which Pipasa has agreed to indemnify Polaris in the event that Aero initiates any claims against Polaris (the “Indemnification Obligation”). Pipasa and Polaris have filed the definitive settlement documents with the courts of Costa Rica and the state of Florida.

In January 2004, the receiver of Aero filed an appeal with the Costa Rican court (the “Ad Quo Court”) seeking Aero’s direct participation in the settlement and seeking to enjoin the release of the security interest in the Collateral. The Aero receiver’s appeal was denied by the Ad Quo Court on February 5, 2004. However, pursuant to Costa Rican law, the Aero receiver exercised its right to appeal the Ad Quo Court’s denial of its appeal. After the appeal was again denied by the Ad Quo Court in February 2004, the Aero receiver, pursuant to Costa Rican law, filed an additional appeal in the Costa Rican Ad Quem Court (the “Ad Quem Court”) against the Ad Quo Court’s denial.

On April 14, 2005 the Company received notice that the Ad Quem Court affirmed the Ad Quo Court’s ruling denying the Aero receiver’s appeal. On April 26, 2005 Pipasa received the release of the Collateral from the Ad Quo Court and transferred the Collateral to Banco Improsa, S.A. as trustee of the Amended Trust Agreement (as defined and discussed below in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 9 – DUE TO RELATED PARTY

Due to Related Party consists of the following:

	March 31, 2005	September 30, 2004
	(Unaudited)
Short-term:
Calixto Chaves	$—	$40,495
Federico Vargas	—	12,855

	$—	$53,350

Long-term:
Calixto Chaves	$—	$297,181

As of September 30, 2004, short-term and long-term amounts due to Calixto Chaves included promissory notes (the “Notes”) owed to companies controlled by Calixto Chaves, the former Chief Executive Officer (the “Controlled Companies”), pursuant to the Company’s repurchase of preferred shares (the “Preferred Shares”) owed by the Controlled Companies, in exchange for the Notes. The Preferred Shares entitled the Controlled Companies to an annual dividend ranging from 10% to 14% of the Preferred Shares value, payable in perpetuity. The Notes were denominated in colones currency, and bore interest at the annual rate of 10%, were payable in 5 consecutive annual payments beginning in August 2005 and were unsecured.

In January 2005, the Company paid Calixto Chaves the aggregate amount of the Notes outstanding as of September 30, 2004. As of March 31, 2005, the Company did not have any outstanding indebtedness to related parties.

NOTE 10 – EMPLOYEE, OFFICERS AND DIRECTORS BENEFIT PLAN

On May 29, 1998, the Company adopted the 1998 Stock Option Plan (the “Plan”). Under the Plan, 200,000 shares of the Company’s Common Stock are reserved for issuance upon the exercise of options. The Plan is designed to serve as an incentive for retaining and attracting persons and/or entities that provide services to the Company and its subsidiaries. As of September 30, 2004, there were no options outstanding under this Plan. As of March 31, 2005, there were 130,000 options outstanding under this Plan.

On November 29, 2004, the Board of Directors of the Company granted, effective as of October 15, 2004 (the “Grant Date”), a total of 120,000 options (the “Director Options”) to purchase shares of the Company’s common stock to two of its current directors, Honorable Ambassador Luis Lauredo and Mr. Grant Jack Peeples. The Director Options vested upon issuance and, prior to the amendments discussed below, were exercisable at any time during the period (the “Exercise Period”) commencing on the three month (3rd) anniversary of the Grant Date and terminating on the six month (6th) anniversary of the Grant Date (the “Expiration Date”). The Director Options have an exercise price of $4.40 and the closing quoted market price per share on the Grant Date was $5.21.

On April 25, 2005, the Board of Directors approved the extension of (i) the Exercise Period of the Director Options granted to Mr. Lauredo until April 15, 2006 and (ii) the Exercise Period of the Director Options granted to Mr. Peeples until July 15, 2005. The closing quoted market price per share of the Company’s common stock on April 25, 2005, the date of the Board’s approval of the extensions of the Exercise Periods was $5.10. No additional expense was recorded for the extensions of the Exercise Periods in accordance with the requirements of Interpretation No.44 “Accounting for Certain Transactions Involving Stock Compensation”. In addition, the Company did not incur in any additional incremental costs associated with such extension.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

In addition, on November 29, 2004, the Board of Directors of the Company granted, effective as of the Grant Date, a total of 10,000 options (the “Former Director Options”) to purchase shares of the Company’s common stock to one of its former directors. The Former Director Options vested upon issuance and were exercisable at any time during the period commencing on the three month (3rd) anniversary of the Grant Date and terminating on the six month (6th) anniversary of the Grant Date. The Former Director Options have an exercise price of $4.40 and the closing quoted market price per share on the Grant Date was $5.21. The Former Director Options were not exercised prior to their expiration.

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

Under APB No. 25 compensation cost of equity based awards granted to employees and directors, is recognized for stock options granted below market value and amortized over the appropriate service period. The 120,000 Director Options valued at $97,200 under APB No. 25, were fully expensed on the Grant Date, October 15, 2004. Had the Director Options value been determined as prescribed by SFAS No. 123, the Company’s net income available to common stockholders and earnings per share for the three and six month periods ended March 31, 2005, would have been as follows:

	Three months ended March 31, 2005	Six months ended March 31, 2005
Net income applicable to common stockholders as reported:	$674,830	$2,075,799
Add:
Stock-based directors’ compensation expense – net of tax effect, determined using the intrinsic value based method	—	97,200
Deduct:
Stock-based directors’ compensation expense – net of tax effect, determined using the fair value based method	—	(153,531)

Pro forma net income applicable to common stockholders	$674,830	$2,019,468

Earnings per share:
Basic earnings per share	$0.05	$0.16

Pro-forma basic earnings per share	$0.05	$0.16

Diluted earnings per share	$0.05	$0.16

Pro forma diluted earnings per share	$0.05	$0.16

The following assumptions were used to estimate the fair value of the Directors Options under SFAS No. 123: dividend yield of 0%, an expected volatility of 33.26%, a risk-free interest rate of 4.07%, and an expected life of 6 months.

The 10,000 Former Director Options have been accounted for in accordance with SFAS No. 123 using the fair value method of accounting. Accordingly, using the Black-Scholes option pricing model, the Company accrued $12,825 pertaining to such Former Director Options, as compensation expense in fiscal year 2004. The following assumptions were used to estimate the fair value of such Options: dividend yield of 0%, an expected volatility of 33.26%, a risk-free interest rate of 4.07%, and an expected life of 6 months.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

A summary of the activity of the Company’s stock based compensation plan described above is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding, as of September 30, 2004	—
Granted	130,000	$4.40	$5.21
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding, as of March 31, 2005	130,000	$4.40	$5.21

NOTE 11 – EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding according to SFAS No. 128, “Earnings per Share” (“SFAS 128”) which is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method. For the six months ended March 31, 2005, diluted earnings per share includes 130,000 incremental shares related to the 130,000 stock options issued on October 15, 2004 (See Note 10 for more information). For the six months ended March 31, 2004, the Company had a simple capital structure, and as a result, there was no dilutive effect.

The following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computation of diluted earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Numerator:
Net income (loss) applicable to common stockholders	$674,830	$(1,206,394)	$2,075,799	$(1,043,149)

Denominator:
Denominator for basic earnings (loss) per share	12,811,469	12,811,469	12,811,469	12,811,469
Effect of dilutive securities:
Options to purchase common stock	130,000	—	120,000	—

Denominator for diluted earnings (loss) per share	$12,941,469	$12,811,469	$12,931,469	$12,811,469

Earnings (loss) per share:
Basic	$0.05	$(0.09)	$0.16	$(0.08)

Diluted	$0.05	$(0.09)	$0.16	$(0.08)

NOTE 12 – PROVISION FOR CONTINGENCIES

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The Company has objected to the INA Petition and is currently considering filing a claim with the Costa Rican Constitutional Supreme Court (the “Court”) challenging the constitutionality of the Article 19 of the Administrative Decree. As there can be no assurances regarding the outcome of any claim the Company may file with the Court, during fiscal year 2004, the Company recorded a provision in the amount of $496,366, which the Company believes to be a reasonable estimate of the amount the Company would be required to pay in the event it was required to comply with the INA Petition based on an analysis of the subsidiaries’ payroll. However, the Company believes that the outcome of the objection to the INA Petition may range from no requirement to pay the INA Charge to a requirement to pay the INA up to $1 million in the event of an unfavorable outcome. In addition to the provision, the Company also recorded a deferred tax benefit in the amount of $154,319.

NOTE 13 – ACQUISITION OF ASSETS

On December 27, 2004, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Industrias Avicolas Integradas, S.A, a Nicaraguan corporation (“Indavinsa”), pursuant to which the Company acquired $6.3 million of assets (the “Purchase Amount”) comprised of (i) all of the property, plant and equipment related to Indavinsa’s animal feed concentrate segment valued at approximately $5.5 million according to appraisals performed by an independent appraiser and (ii) certain of Indavinsa’s trademarks, formulas and customer lists (the “Intangible Assets”) valued at approximately $820,000 using a discounted cash flow projection, in exchange for (i) the Company’s cancellation of approximately $5.2 million of receivables owed by Indavinsa, which was the amount due to the Company from Indavinsa as of December 27, 2004 and (ii) a payment from the Company to Indavinsa of approximately $1.0 million payable in the short-term, in cash or in exchange of products sold by the Company to Indavinsa (collectively, the “Purchase Price”). In Nicaragua, Indavinsa is the fourth largest producer of broiler products, and the third largest producer of animal feed products.

The Company recorded the Intangible Assets acquired in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The property, plant and equipment acquired include an animal feed plant, including silos for storage of grain, grow-out farms for chickens and feedlot facilities for cattle. The Company recorded such assets based on the value determined by the independent appraiser. The Company is depreciating the property, plant and equipment using the straight line-method, in accordance with their estimated remaining useful lives. The Company recorded the Intangible Assets in the Other Assets line item on the balance sheet and allocated the Purchase Price based on the Company’s estimate of their contribution to future cash flows. The acquired trademarks and formulas have each been allocated a value of approximately $360,000. Such trademarks and formulas are deemed to have an indefinite life since, pursuant to Nicaraguan law, they can be renewed every 10 years indefinitely at very little cost. These acquired trademarks and formulas will be reviewed for impairment periodically. The acquired customer list has been allocated a value of approximately $100,000. This customer list is deemed to have a useful life of approximately 4 years, based on the Company’s past experience, and will be amortized on a straight-line basis. The Company began to amortize this customer list in January 2005. For the six months ended March 31, 2005, amortization with respect to the acquired customer listed has amounted to approximately $6,250. The annual amortization for fiscal years ended September 30, 2005, 2006 and 2007 will equivalent to approximately $18,750, $25,000 and $25,000, respectively.

Except for one parcel of land with an appraised value of $250,000, none of the acquired assets are encumbered based upon background investigations performed on such assets.

On January 3, 2005, the Company entered into an agreement with Indavinsa pursuant to which Indavinsa will lease from the Company the property, plant and equipment and Intangible Assets acquired pursuant to the Asset Purchase Agreement for a period of six months at a monthly fee of $17,713.

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

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and with the Company’s unaudited consolidated interim financial statements as of March 31, 2005 and for the three and six month period ended March 31, 2005 and 2004 contained herein.

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

During the six months ended March 31, 2005, the Company did not incur any significant costs related to environmental compliance.

Results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004

For the three months ended March 31, 2005, the Company generated net income applicable to common stockholders of $674,830 ($0.05 diluted earnings per share) compared to a net loss applicable to common stockholders of $1,206,394 ($0.09 diluted loss per share) for the three months ended March 31, 2004.

For the quarter ended March 31, 2005, net sales and cost of sales increased by 13.6% and 7.9%, respectively, when compared to the quarter ended March 31, 2004. The increase in sales is primarily attributable to increases in sales in the broiler, animal feed, by-products and export segments. Management believes the increase in sales is primarily due to increases in sales volume, intensified marketing efforts and improvements in distribution logistics. The increase in the cost of sales was primarily the result of the overall increase in sales volume.

For the quarter ended March 31, 2005, the cost of imported corn and soybean meal decreased by approximately 9.5% and 25.5%, respectively, when compared to the cost of such materials for the quarter ended March 31, 2004.

The Company uses segment profit (loss) margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the net sales associated with the subject segment.

Broiler sales increased by 8.8% for the quarter ended March 31, 2005 when compared with the quarter ended March 31, 2004, primarily due to an increase in sales volume of approximately 5.9% and an increase in sales prices. The profit margin for this segment increased from 12.7% in the quarter ended March 31, 2004 to 17.5% in the quarter ended March 31, 2005, primarily due to a decrease in the cost of imported raw material.

Animal feed sales increased by 23.0% for the quarter ended March 31, 2005 when compared with the quarter ended March 31, 2004, mainly attributable to an increase in sales volume of 27.8%. The increase in sales volume was primarily attributable to an increase in the number of distribution channels and an increase in the volume of purchases by current and new customers. The profit margin for the animal feed segment increased from 7.6% in the quarter ended March 31, 2004 to 10.1% in the quarter ended March 31, 2005, mainly due to a decrease in the cost of imported raw material.

By-products sales increased by 41.3% for the quarter ended March 31, 2005 when compared with the quarter ended March 31, 2004, mainly due to an increase in the volume of by-product sales by 57.4%. The increase in sales is mainly attributable to the introduction of new product brands into the market and improvement on the distribution logistics. The profit margin for the by-products segment decreased from 9.9% in the quarter ended March 31, 2004 to 7.0% in the quarter ended March 31, 2005, primarily as a result of variations in the sales mix, which was partially offset by a decrease in the cost of imported raw material.

Export sales increased by 4.0% for the quarter ended March 31, 2005 when compared with the quarter ended March 31, 2004, mainly due to an increase in the volume of sales of broiler and commercial animal feed products to current customers and new customers outside of Costa Rica. The profit margin for the exports segment decreased from 18.8% in the quarter ended March 31, 2004 to 17.8% in the quarter ended March 31, 2005, mainly due to variations in the sales mix, which was partially offset by a decrease in the cost of imported raw material.

Quick service sales decreased by 6.5% for the quarter ended March 31, 2005 when compared with the quarter ended March 31, 2004. During fiscal year 2004, the Company closed certain of its quick service restaurants in order to relocate them. In the last six months two of such restaurants were re-opened in more populated locations. Management does not expect to open additional restaurants in the near future. This segment’s profit margin declined from 11.9% in the quarter ended March 31, 2004 to a loss margin of -3.6% in the quarter ended March 31, 2005, mainly as a result of the decrease in sales.

Sales for the other products segment did not vary significantly, increasing by 0.3%for the quarter ended March 31, 2005 when compared with the quarter ended March 31, 2004, mainly due to an increase in the sales prices for such products. This segment’s profit margin increased from 8.1% to 17.8%, mainly due to an increase in the sales prices of certain profitable products.

Operating expenses increased by 0.6% or $ 49,236 for the quarter ended March 31, 2005 when compared to the quarter ended March 31, 2004. Operating expenses represented 21.9% and 24.5% of net sales for the quarter ended March 31, 2005 and 2004, respectively.

For the quarter ended March 31,2005, selling expenses increased by $1,239,689 or 26.5%, when compared to the quarter ended March 31, 2004, primarily due to an increase in payroll expenses related to the increase in sales and advertising expenses primarily related to the new Pet Food and Broiler marketing campaign.

As part of payroll related charges to the government of Costa Rica, the subsidiaries of the Company, are required to pay to the Instituto Nacional de Aprendizaje (“INA”), a Costa Rican Government institution, a monthly charge (the “INA Charge”) which is calculated by multiplying the subsidiaries’ total payroll by a percentage determined based upon the classification given to the Company’s operational activities (the “Percentage”). Since 1993, pursuant to a law enacted by the Costa Rican Congress, the Ministry of Agriculture has classified the Company’s operational activities as agricultural in nature. However, in December 2003, the Company received an administrative petition from the INA (the “INA Petition”), indicating that, in accordance with article 19 of an administrative decree of the INA (the “Administrative Decree”), for purposes of determining the Percentage, the INA believes the Company’s operational activities should be classified as industrial in nature rather than agricultural in nature, and accordingly, the Company should have been applying the Percentage applicable to industrial companies when calculating the INA Charge, instead of the Percentage applicable to agricultural companies. The applicable Percentage for agricultural companies is 0.5% while the applicable Percentage for industrial companies is 1.5% (2% before March 2001).

The Company has objected to the INA Petition and is currently considering filing a claim with the Costa Rican Constitutional Supreme Court (the “Court”) challenging the constitutionality of the article 19 of the Administrative Decree. As there can be no assurances regarding the outcome of any claim the Company may file with the Court, during the three months ended March 31, 2004, the Company recorded a provision in the amount of $416,380 which the Company believed to be a reasonable estimate of the amount the Company would be required to pay in the event it was required to comply with the INA Petition based on an analysis of the subsidiaries’ payroll. As of September 30, 2004, the Company reassessed the provision for the INA Charge and increased such provision to $504,248. However, the Company believes that the amount of the Company’s liability in the event of an unfavorable outcome may be as large as $1 million. In addition to the provision, the Company also recorded a deferred tax benefit in the amount of $151,274 related to the INA Charge.

For the quarter ended March 31, 2005, general and administrative expenses decreased by $ 774,074, or 24.7%, when compared to the quarter ended March 31, 2004. This decrease in general and administrative expenses is mainly due to a decrease in the cost of consulting services and the result of an overall restructuring process in the administrative area to.

Other expenses increased by 3.4% for the quarter ended March 31, 2005, when compared to the quarter ended March 31, 2004, primarily as a result of an increase in interest expense and an increase in miscellaneous expenses, offset by a decrease in foreign exchange rate loss. The increase in interest expense and the decrease in foreign exchange rate loss is primarily the result of the Company’s restructuring of a significant portion of its debt from US dollar currency to colones currency.

In accordance with income tax regulations in Costa Rica, the subsidiaries are required to file annual income tax returns for the twelve-month period ended September 30 of each year. Pursuant to Costa Rican tax law, such income tax returns are open to examination by the tax authorities in Costa Rica. In February 2005, the Company received a notice from the Costa Rican tax authorities informing the Company that they had reviewed Pipasa’s 1998 tax return (the “1998 Return”) and had reassessed approximately $155,000 of income tax credit reflected on the 1998 Return (the “Reassessed Amount”). The Reassessed Amount relates to a tourism tax benefit the Company had deducted in its 1998 Return in connection with an investment by Pipasa in the Hotel La Condesa. During the three months ended March 31, 2005, the Company recorded the Reassessed Amount as Provision (benefit) for income tax in its Statement of Operations.

The Company’s provision for income tax expense was $437,140 for the quarter ended March 31, 2005, compared to an income tax benefit of $ 169,647 for the quarter ended March 31, 2004. The increase in income tax for the quarter ended March 31, 2005 was primarily due to an increase in taxable income. The income tax benefit for the quarter ended March 31 2004, is primarily the result of a downward revision of the estimated income tax for the three months ended December 31, 2003 in addition to an increase in deferred income tax benefit. Effective tax rates for the fiscal quarters ended March 31, 2005 and 2004 were 39.2% and 12.7%, respectively. The increase in the effective tax rate is primarily due to an increase in taxable income, while recognizing similar tax credits.

Results of operations for the six months ended March 31, 2005 compared to the six months ended March 31, 2004

For the six months ended March 31, 2005, the Company generated net income applicable to common stockholders of $2,075,799 ($0.16 diluted earnings per share) compared to net loss applicable to common stockholders of $1,043,149 ($0.08 diluted loss per share) for the six months ended March 31, 2004.

For the six months ended March 31, 2005, net sales increased by 18.2% or $12,107,076 and cost of sales increased by 16.2% or $7,850,558 when compared to the six months ended March 31, 2004. The increase in overall sales is primarily attributable to increases in sales in the broiler, animal feed, by-products and export segments. For the six months ended March 31, 2005, the cost of imported corn and soybean meal decreased by approximately 1.2% and 12.8%, respectively, when compared to the cost of such materials for the six months ended March 31, 2004. Cost of sales was a lower percentage of sales for the six months ended March 31, 2005 (71.4%) as compared to the six months ended March 31, 2004 (72.6%) primarily due to decreases in the costs of imported raw material.

Broiler sales increased by 11.5% for the six months ended March 31, 2005 when compared with the six months ended March 31, 2004, primarily due to an increase in sales volume of approximately 7.7% and an increase in sales prices. The profit margin for this segment increased from 15.6% in the six months ended March 31, 2004 to 18.0% in the six months ended March 31, 2005, primarily due to a decrease in the cost of imported raw material.

Animal feed sales increased by 32.0% for the six months ended March 31, 2005 when compared with the six months ended March 31, 2004, mainly attributable to an increase in sales volume of 32.4%. The increase in volume was primarily attributable to an increase in the number of distribution channels, an increase in the volume of purchases by current and new customers and an increase in the overall number of commercial feed brand customers. The profit margin for the animal feed segment increased slightly from 10.0% in the six months ended March 31, 2004 to 10.8% in the six months ended March 31, 2005.

By-products sales increased by 44.4% for the six months ended March 31, 2005 when compared with the six months ended March 31, 2004, mainly due to an increase in the volume of by-product sales by 59.1%. The increase in sales is mainly attributable to the introduction of new product brands into the market, improvement on the distribution logistics, and an increase in the volume of purchases by current customers. The profit margin for the by-products segment decreased from 10.3% in the six months ended March 31, 2004 to 9.0% in the six months ended March 31, 2005, primarily as a result in variations in the sales mix.

Quick service sales decreased by 6.1% for the six months ended March 31, 2005 when compared with the six months ended March 31, 2004. During fiscal year 2004, the Company closed certain of its quick service restaurants in order to relocate such restaurants to larger, more populated locations. Two restaurants were re-opened in new locations during the past six months. Management does not expect to open additional restaurants in the near future. This segment’s profit margin decreased from 13.0% in the six months ended March 31, 2004 to 4.7% in the six months ended March 31, 2005, mainly as a result of the decrease in sales.

Export sales increased by 13.9% for the six months ended March 31, 2005 when compared with the six months ended March 31, 2004, mainly due to an increase in the volume of sales of broiler, pet foods and commercial animal feed products to current and new customers outside of Costa Rica. The profit margin for the exports segment decreased from 19.4% in the six months ended March 31, 2004 to 15.3% in the six months ended March 31, 2005, mainly due to variations in the sales mix, which was partially offset by a decrease in the cost of imported raw material.

Sales for the other products segment increased by 4.9% for the six months ended March 31, 2005 when compared to the six months ended March 31, 2004, mainly due to an increase in sales volume sales prices. This segment’s profit margin increased from 10.0% to 19.1%, mainly due to an increase in the sales prices of certain profitable products.

Operating expenses did not vary significantly, decreasing 0.3% or $50,708 for the six months ended March 31, 2005 when compared to the six months ended March 31, 2004. Operating expenses represented 20.5% and 24.3% of net sales for the six months ended March 31, 2005 and 2004, respectively.

For the six months ended March 31,2005, selling expenses increased by $1,958,981 or 20.9%, when compared to the six months ended March 31, 2004, primarily due to an increase in sales personnel payroll expenses related to the increase in sales, advertising expenses primarily related to the new Pet Food and Broiler marketing campaign and other expenses related to product distribution.

For the six months ended March 31, 2005, general and administrative expenses decreased by $1,593,310, or 24.6%, when compared to the six months ended March 31, 2004. This decrease in general and administrative expenses is mainly due to a reduction in the Company’s administrative personnel payroll expenses, and a decrease in the cost of consulting services and an overall result of a restructuring process in the administrative area.

Other expenses increased by 7.1% or $218,414 for the six months ended March 31, 2005, when compared to the six months ended March 31, 2004, primarily as a result of an increase in interest expenses and miscellaneous expenses, which was partially offset by a decrease in foreign exchange rate loss. The increase in interest expense and decrease in foreign exchange rate loss, is mainly due to the Company’s restructuring of a significant portion of its debt from US dollar currency to colones currency.

The Company’s provision for income tax expense was $973,245 for the six months ended March 31, 2005, compared to an income tax benefit of $72,374 for the six months ended March 31, 2004. The increase in income tax for the six months ended March 31, 2005 was primarily due to an increase in taxable income. The provision for income tax for the six months ended March 31, 2005 includes the Reassessed Amount charge. Effective tax rates for the six months ended March 31, 2005 and 2004 were 31.9% and 6.9%, respectively. The increase in the effective tax rate is primarily due to an increase in taxable income, while recognizing similar tax credits.

Financial condition

As of March 31, 2005, the Company had approximately $2.5 million in cash and cash equivalents. As of March 31, 2005 and September 30, 2004, the Company had a working capital surplus of approximately $3.1 million and $5.6 million, respectively. The current ratios were 1.13 and 1.23 as of March 31, 2005 and September 30, 2004, respectively.

Cash provided by operating activities for the six months ended March 31, 2005 amounted to approximately $6.9 million compared to cash used by operating activities of approximately $5.9 million for the six months ended March 31, 2004.

The increase in cash provided by operating activities is primarily the result of:

•	an increase in net income ($3.0 million);

•	a reversal of the rate of cash used for inventory to cash provided by inventory ($2.5 million); and

•	the reversal of the rate of accounts payable reduction to accounts payable growth ($9.7 million).

The increase in cash provided by operating activities was partially offset by a decrease in the rate of cash collected for Notes and accounts receivable ($2.3 million) and an increase in the cash used for accrued expenses ($542,605).

Cash used for inventory amounted to approximately $516,000 in the six months ended March 31, 2005, compared to cash used for Inventory of approximately $3.0 million in the six months ended March 31, 2004. The decrease in the use of cash for Inventory was primarily due to a decrease in the amount of in-transit raw material ($956,000), a decrease in finished products ($600,000) and a decrease in the levels of in-process inventory ($259,000). This decrease was partially offset by the purchase of live poultry ($2.2 million) and a decrease in levels of raw material ($275,000). The increase in accounts payable is mainly due to an increase in payables to suppliers and an increase in income tax payable.

As of December 31, 2004, the Company had recorded an account payable to Indavinsa for approximately $1.0 million, pursuant to an Asset Purchase Agreement (as discussed in greater detail below), payable in the short-term in cash or in exchange of products sold by the Company to Indavinsa. As of March 31, 2005, such accounts payable to Indavinsa amounted to approximately $336,000.

Depreciation and amortization was a large, non-cash expense for the six months ended March 31, 2005 ($2.3 million) and March 31, 2004 ($2.2 million). Production poultry for March 31, 2005 and March 31, 2004 amounted to $2.1 million and $1.8 million, respectively, which represents the amortization of the breeder and layer hen costs during their productive life.

Cash used by investing activities was $1.3 million in the six months ended March 31, 2005, compared to approximately $7.2 million of cash provided by investing activities in the six months ended March 31, 2004. The primary use of cash for investing activities was for additions to property, plan and equipment ($2.3 million), more specifically in connection with the Company’s purchase of production equipment, primarily related to the construction of commercial animal feed facilities located in a strategic location, specifically in the production of strussed feed and aquaculture lines, to enhance the development of this commercial activity . The primary source of cash for investing activities was from proceeds from the sale of productive assets ($1.1 million).

In the fiscal year ended September 30, 2003, the Company invested approximately $1.4 million in connection with the potential acquisition from Port Ventures, S.A. (“Port Ventures”) of 51% of the issued and outstanding shares of capital stock of Logistica de Granos, S.A (“Logistica”), a 19% shareholder of Sociedad Portuaria de Caldera, S.A. and Sociedad Portuaria Granelera de Caldera, S.A. (collectively, the “Port Companies”), two port companies that are seeking to acquire concessions (the “Concessions”) being granted by the Government of Costa Rica to refurbish and operate Puerto Caldera, a major seaport located on the Pacific coast of Costa Rica and considered by the Company as strategic to its raw material purchases. If and when the acquisition is consummated, if ever, the Company anticipates making an additional investment of approximately $1.1 million.

The Company believes it will need at a minimum funds of approximately $7.4 million for investment activities during the remainder of fiscal year 2005, in addition to $1.1 million of the Company’s remaining projected investment in Logistica.

Cash used by financing activities amounted to approximately $4.9 million for the six months ended March 31, 2005, compared to cash used by financing activities of approximately $4.1 million for the six months ended March 31, 2004. The cash generated by financing activities was primarily short-term financings ($15.9 million) and long-term financings ($3.9 million). These funds were principally used to repay and/or refinance short-term financings ($17.4 million), to refinance and/or repay long-term financings ($7.1 million) and to fund the Company’s operations.

Debt Utilization

The Company’s obligations under short-term debt, long-term debt, operating leases and other commitments as of March 31, 2005 are as follows:

		Payments due by Period
	Total	Less than 1 Year	1-3 years	4-5 years
Short-term debt	$8,331,450	$8,331,450	$—	$—
Long-term debt	32,955,734	3,173,378	24,404,257	5,378,099
Consulting Agreement - SAMA	700,000	700,000	—	—
Leases	3,187,121	816,290	1,994,458	376,373

Total	$45,174,305	$13,021,118	$26,398,715	$5,754,472

The Company projects that it will need to satisfy at least $13.0 million of short-term debt, long-term debt, consulting agreements and operating lease payments within the twelve months ended March 31, 2006. The Company also projects that it will seek to acquire an additional $7.4 million of property, plant and equipment during the remainder of fiscal 2005. The use of such equipment may be secured by purchase or lease.

Pursuant to a consulting agreement, dated as of June 1, 2003, between SAMA Internacional (G.S.), S.A., a Costa Rican corporation (“SAMA”), and the Company (the “Consulting Agreement”), SAMA began providing the Company with financial and strategic advisory services with respect to a variety of different matters, including, but not limited to the restructuring of the Company’s indebtedness. On May 12, 2005, the Consulting Agreement was amended to, among other things, accelerate the termination date of the Consulting Agreement from May 31, 2006 to September 30, 2005. Pursuant to the Consulting Agreement, as amended, the Company will compensate SAMA at the rate of up to $ 125,000 per month for services provided pursuant to the Consulting Agreement.

Debt Restructure

During fiscal year 2004 and the first fiscal quarter of 2005, the Company restructured a significant portion of its debt obligations, significantly decreasing its outstanding short-term indebtedness and correspondingly increasing its outstanding long-term indebtedness (the “Debt Restructuring”).

As of March 31, 2005, the Company’s aggregate outstanding indebtedness totaled approximately $ 41.3 million. As of March 31, 2005, approximately $ 38.8 million (the “Aggregate Participating Lenders’ Indebtedness”) of this $ 41.3 million was owed to four lenders: Banco Internacional de Costa Rica (“BICSA”), Banco Agricola de Cartago (“Agricola”), Banco de Costa Rica (“BCR”) and Banco Interfin (“Interfin”) (collectively, the “Participating Lenders”) as follows (in millions of US$):

Lender:
BICSA	$23.5
BCR	8.8
Interfin	5.2
Agricola	1.3

Total	$38.8

As of March 31, 2005, approximately $19.1 million of the approximately $ 38.8 million of Aggregate Participating Lenders’ Indebtedness was secured by a trust (the “Trust”) formed by the Company to which the Company contributed or pledged substantially all of the assets of the Company’s wholly-owned subsidiary (the “Subsidiary”) in accordance with the terms of a trust agreement entered into by the Company in September 2003 (the “Trust Agreement”). The Trust Agreement was amended on May 21, 2004 (as discussed in greater detail below). Of the approximately $19.7 million of Aggregate Participating Lenders’ Indebtedness that is not secured by the Trust (the “Non-Trust Indebtedness”), (i) approximately $12.7 million of such Non-Trust Indebtedness, owed to BICSA, is unsecured, (ii) approximately $3.7 million of such Non-Trust Indebtedness is guaranteed by parties related to the Company (as discussed in greater detail below) and (iii) approximately $3.1 million of such Non-Trust Indebtedness, owed to BCR and Agricola, is secured by property outside of the Trust, which property had an aggregate market value of approximately $5.3 million as of March 31, 2005.

Of the approximately $ 41.3 million of the Company’s aggregate outstanding indebtedness as of March 31, 2005, approximately $ 2.5 million was owed to certain of the Company’s lenders who were not signatories to the Trust Agreement (the “Non-Participating Lenders”). Non-Participating Lenders with an aggregate of approximately $1.1 million of indebtedness owed to them are secured by approximately $532,000 of the Company’s property and approximately $709,000 of the Company’s accounts receivable.

Indebtedness to BICSA

As of March 31, 2005, the Company’s outstanding indebtedness to BICSA totaled approximately $23.5 million (the “Aggregate BICSA Indebtedness”). Approximately $7.4 million of the Aggregate BICSA Indebtedness was short-term indebtedness (the “Short-term BICSA indebtedness”) payable to BICSA pursuant to (i) six letters of credit amounting to $4.2 million, denominated in U.S. dollars, bearing variable interest rates that range from 5.0% to 7.25%, maturing between May 2005 and January 2006 and (ii) eight letters of credit amounting to $ 3.2 million, pursuant to a $3.5 million revolving line of credit, denominated in U.S. dollars, bearing variable interest rates that range from 7.0% to 7.25%, maturing between April 2005 and July 2005.

The line of credit expired on April 30, 2005. The borrowings made on the line of credit are payable in six equal monthly installments, with the first payment commencing in the month after the borrowing. The Company is currently in negotiations with BICSA with regards to a one-year extension of this revolving line of credit. However, there can be no assurances that the Company and BICSA will reach an agreement with respect to such an extension. The Short-term BICSA indebtedness is mainly utilized by the Company as working capital and for the purchase of grain and other raw materials.

As of March 31, 2005, the line of credit is secured by the Trust. In addition, as of March 31, 2005, Tendedora, S.A. (“Tenedora”) the parent company of the Company’s majority shareholder, Avicola Campesinos, Inc (“Avicola”) had guaranteed approximately $7.4 million of the Short-term BICSA indebtedness (the “Tenedora Gurantees”).

Tenedora did not receive in the past, nor currently receives any compensation for providing guarantees for the Tenedora Guarantees. In addition, Tenedora does not have any contractual obligation to provide guarantee services to the Company in the future. There can be no assurances that Tenedora will continue providing guarantee services to the Company, that Tenedora will continue to provide guarantee services to the Company without compensation, that the Company will be able to locate alternative sources of financing without Tenedora’s provision of guarantees or that the Company will be able to locate another person or entity willing to provide guarantee services with or without compensation.

As of March 31, 2005, the Company had also borrowed approximately $16.0 million of long-term debt from BICSA (the “Long-term BICSA Indebtedness”), pursuant to (i) a $12.2 million promissory note that bears interest at a variable rate of 8.75%, maturing in September 30, 2007 and (ii) a $3.8 million loan denominated in U.S. dollars, bearing variable interest at a rate of 7.25%, with interest and principal payable every trimester and the last payment due in April 2009. This $3.8 million loan is secured by the Trust.

Indebtedness to BCR

As of March 31, 2005, the Company’s outstanding indebtedness to BCR totaled approximately $8.8 million (the “Aggregate BCR Indebtedness”). Of the Aggregate BCR Indebtedness, approximately $2.1 million, denominated in colones and bearing interest at the variable interest rate of 19.0%, is payable on a trimester basis beginning in June 2005. This $2.1 million of the Aggregate BCR Indebtedness is due in June 2011 and is collateralized with property with an estimated fair market value of $3.3 million.

Of the Aggregate BCR Indebtedness, approximately $5.5 million, denominated in colones and bearing variable interest at the variable rate of 18.25%, is payable on a trimesterly basis beginning in August 2005. This $5.5 million of the Aggregate BCR Indebtedness is due in August 2011 and is secured by the Trust.

Of the Aggregate BCR Indebtedness, approximately $1.2 million, denominated in colones and bearing interest at the variable interest rate of 19.0%, is payable on a trimesterly basis beginning in September 2004. This $1.2 million of the Aggregate BCR Indebtedness is due in September 2009 and is secured by the Trust.

On May 5, 2005 BCR approved (i)an additional loan of approximately $6 million, which funds have not yet been disbursed by the bank, denominated in colones, bearing variable interest rate of a minimum of 19%, with interest and principal payable every trimester, and secured by the Trust, (ii) a line of credit of approximately $2.2 million, denominated in colones, bearing variable interest rate of 19%, with a maturity of 1 year, and any borrowings made on the line of credit payable every trimester and (iii) an available line of credit of approximately $320,000 that serves as a guarantee for governmental bids, denominated in colones and with a commission charge of 1% of the guaranteed amount.

Indebtedness to Interfin

As of March 31, 2005, the Company’s outstanding indebtedness to Interfin totaled approximately $5.2 million (the “Aggregate Interfin Indebtedness”). Of the Aggregate Interfin Indebtedness, (i) $2.7 million of such indebtedness, denominated in U.S. dollars, bears interest at an annual variable rate of 8.0% and (ii) $2.5 million of such indebtedness, denominated in Costa Rican colones, bears interest at an annual variable rate of 18.25%. Interest on the Aggregate Interfin Indebtedness will be payable on a trimesterly basis. The aggregate principal amount of the Aggregate Interfin Indebtedness plus all accrued interest will be due on May 21, 2009. As of March 31, 2005, the Aggregate Interfin Indebtedness was secured by the Trust.

Indebtedness to Agricola

As of March 31, 2005, the Company’s outstanding indebtedness to Agricola totaled approximately $1.3 million (the “Aggregate Agricola Indebtedness”). The Aggregate Agricola Indebtedness, denominated in colones, bears interest at the variable rate of 18.75%.

Interest and principal amount on the Aggregate Agricola Indebtedness is payable on a trimester basis. The final principal amount of the Agricola Indebtedness plus all accrued interest will be due in May 2009. As of March 31, 2005, $ 922,000 of the Aggregate Agricola Indebtedness was secured by property valued at $1.9 million and approximately $400,000 was secured by the Trust.

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

The Modified Trust may secure up to an aggregate amount of US$37.4 million of indebtedness, which indebtedness could take the form of loans, bonds, or other extensions of credit.

The Trust Agreement Amendment provides for a new Trustee, Banco Improsa, S.A. The Trust Agreement Amendment further modifies the Trust by granting certain rights to, as well as imposing certain obligations upon the Trustee, including granting to the Trustee the same rights as a creditor with regards to any mortgages transferred to the Trust and endorsed to the Trustee.

The assets of the Modified Trust currently include real estate properties and their corresponding mortgages, registered equipment and certain intellectual property (trademarks and brand names) of the Subsidiaries. All other types of assets currently in the Trust have been released from the Trust by the Trustee. Following the definitive release of the Collateral held by the Ad Quo Court in connection with the litigation with Polaris described in Note 8 above, such Collateral was delivered to the Trustee to be held in accordance with the Modified Trust. However, the Subsidiaries may transfer new assets to the Modified Trust in order to increase the value of the Trust Assets.

The market value of the Trust Assets was determined by independent appraisers, pursuant to their inclusion in the Trust Agreement. The independent appraisers reported directly to the Participating Lenders and Trustee. The final value assigned to each of the Trust Assets was approved by each of the Participating Lenders and Trustee (the “Trust Assets Value”). The Trust Assets Value is comprised of (i) real estate properties, including building and facilities ($26.6 million); (ii) trademarks ($10.4 million); and (iii) machinery ($9.7 million). The Trust Assets Value was calculated in colones currency and its value in US dollars is translated using current exchange rate. As of March 31, 2005, the book value of machinery and real estate properties, including building and facilities in the Trust, amounted to $24.1 million.

The Trust Agreement Amendment modifies the Trust to require that the total value of the Trust Assets be, at all times, equal to or greater than 125% of the aggregate amount of the total indebtedness secured by the Trust (which, as mentioned above, cannot exceed the aggregate amount of US$37.4 million). So long as this 125% threshold is met and subject to certain other conditions set forth in the Modified Trust, the Subsidiaries may solicit the Trustee for the release of some of the Trust Assets.

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

Short-term debt

As of March 31, 2005, the Company had issued short-term promissory notes with respect to an aggregate of approximately $8.2 million primarily to 3 lenders. These notes payable consist of the following:

	March 31, 2005	September 30, 2004
Loans payable in U.S. Dollars	$7,515,810	$8,704,378
Loans payable in Colones	815,640	1,181,752

	$8,331,450	$9,886,130

The Company’s notes payable primarily originate from bank loans and are mainly utilized as working capital to support operations of the Company. As of March 31, 2005, of the $8.3 million of short-term debt, approximately $7.4 million was owed to BICSA and the balance was owed to three lenders. See the section above entitled “Indebtedness to BICSA” for more information regarding the BICSA Indebtedness. Notes payable are generally due from April 2005 through January 2006 and bear annual interest rates ranging from 5% to 7.25% for notes denominated in dollars and from 19% to 22.5% for notes denominated in colones. Average interest rates as of March 31, 2005 were 6.9% for loans in US dollar, and from 20% to 22.2% for loans in colones.

	March 31, 2005	September 30, 2004
U.S.$ dollar loans	2.29% - 8.75%	1.98% - 8.75%
Costa Rican colon loans	10% - 19%	10% - 18.25%

Future payments on long-term debt as of March 31, 2005 are as follows:

Year	Amount
2006	$3,173,378
2007	3,761,912
2008	16,205,343
2009	4,437,002
2010	2,801,701
Thereafter	2,576,398

$15.9 million of the long-term indebtedness is secured by the Trust and approximately $3.1 million of the long-term indebtedness owed to Participating Lenders is secured by Company’s property not included in the Trust, with an estimated fair market value of $5.3 million. Approximately $399,000 owed to one of the Non-Participating Lenders, Transamerican Bank, was collateralized with property with an estimated fair market value of approximately $532,000. The Company defers debt issuance costs and then amortizes such costs over the term of the debt. See the section above entitled “Debt Restructure” for more information regarding the Company’s long-term indebtedness. The remaining long-term debt amounting to approximately $13.6 million is unsecured.

Leasing Agreements

The Company regularly enters into agreements pursuant to which the Company leases production equipment, vehicles and other equipment. In December, 2004, the Company entered into a lease agreement (the “Lease Agreement”) with Arrendadora Improsa, S.A. for the lease of approximately $2.4 million of production equipment and storage freezers. Avicola has guaranteed the Company’s obligation under this Lease Agreement, which guarantee was valued at $2.8 million as of December 31, 2004.

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

Acquisitions and Potential Acquisitions

On December 27, 2004, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Industrias Avicolas Integradas, S.A, a Nicaraguan corporation (“Indavinsa”), pursuant to which the Company acquired $6.3 million of assets (the “Purchase Amount”) comprised of (i) all of the property, plant and equipment related to Indavinsa’s animal feed concentrate segment valued at approximately $5.5 million according to appraisals performed by an independent appraiser and (ii) certain of Indavinsa’s trademarks, formulas and customer lists (the “Intangible Assets”) valued at approximately $820,000 using a discounted cash flow projection, in exchange for (i) the Company’s cancellation of approximately $5.3 million of receivables owed by Indavinsa, which was the amount due to the Company from Indavinsa as of December 27, 2004 and (ii) a payment from the Company to Indavinsa of approximately $1.0 million payable in the short-term, in cash or in exchange of products sold by the Company to Indavinsa (collectively, the “Purchase Price”). In Nicaragua, Indavinsa is the fourth largest producer of broiler products, and the third largest producer of animal feed products.

The Company recorded the Intangible Assets acquired in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The property, plant and equipment acquired include an animal feed plant, including silos for storage of grain, grow-out farms for chickens and feedlot facilities for cattle. The Company recorded such assets based on the value determined by the independent appraiser. The Company is depreciating the property, plant and equipment using the straight line-method, in accordance with their estimated remaining useful lives. The Company recorded the Intangible Assets in the Other Assets line item on the balance sheet and allocated the Purchase Price based on the Company’s estimate of their contribution to future cash flows. The acquired trademarks and formulas have each been allocated a value of approximately $360,000. Such trademarks and formulas are deemed to have an indefinite life since, pursuant to Nicaraguan law, they can be renewed every 10 years indefinitely at very little cost. These acquired trademarks and formulas will be reviewed for impairment periodically. The acquired customer list has been allocated a value of approximately $100,000. This customer list is deemed to have a useful life of approximately 4 years, based on the Company’s past experience, and will be amortized on a straight-line basis. The Company began to amortize this customer list in January 2005. For the six months ended March 31, 2005, amortization with respect to the acquired customer listed has amounted to approximately $6,250. The annual amortization for fiscal years ended September 30, 2005, 2006 and 2007 will equivalent to approximately $18,750, $25,000 and $25,000, respectively.

Except for one parcel of land with an appraised value of $250,000, none of the acquired assets are encumbered based upon background investigations performed on such assets.

On January 3, 2005, the Company entered into an agreement with Indavinsa pursuant to which Indavinsa will lease from the Company the property, plant and equipment and Intangible Assets acquired pursuant to the Asset Purchase Agreement for a period of six months at a monthly fee of $17,713.

On February 20, 2003, Port Ventures, S.A. (“Port Ventures”) and As de Oros, a wholly owned subsidiary of the Company prior to its merger with Pipasa in fiscal 2004, entered into a Stock Purchase Agreement pursuant to which As de Oros agreed to acquire from Port Ventures 2,040 shares of common stock of Logistica, representing 51% of the issued and outstanding shares of capital stock of Logistica, for a purchase price of US $2,580,000. Subsequently, As de Oros merged with Pipasa and Pipasa assumed any and all rights and obligations under this Stock Purchase Agreement. The Company expects to obtain more information regarding when, and if, the definitive approval of the Government of Costa Rica is expected to be obtained during fiscal year 2005 and to re-evaluate its alternatives at such time. No assurances can be made as to whether and when this acquisition is going to be concluded and the effect such acquisition would have on the financial condition of the Company if concluded.

In April 14, 2005, the Company entered into a non-binding letter of intent with Indavinsa, regarding an investment in or acquisition in Indavinsa, which primarily operates a poultry segment . Pursuant to the letter of intent, the Company has been granted the exclusive right for an indefinite period, however management estimates a negotiation period will take up to approximately 6 months with Indavinsa regarding an investment in or acquisition of Indavinsa, which primarily operates a poultry segment. Under the letter of intent, Indavinsa has agreed for an indefinite period to, among other things (i) provide the Company audited financial statements; (ii) disclose to the Company any information requested by the Company regarding Indavinsa’s business, operations, licenses, assets, debts and liabilities; (iii) continue to maintain its operations in good faith; and (iv) refrain from entering into any agreement to sell, dispose or transfer its business, assets or controlling shares, with any party other than the Company. There can be no assurances that Rica and Indavinsa will ever agree to consummate any form of transaction and, if a transaction is consummated, the timing of such transaction.

In April 14, 2005, the Company entered into a non-binding letter of intent with Avicola Core Etuba Ltda. (“Core”), a Brazilian corporation engaged in the production and distribution of poultry, regarding an investment in or acquisition of Core. Pursuant to the letter of intent, the Company has been granted the exclusive right for six months to negotiate with Core regarding an investment in or acquisition of Core. Under the letter of intent, Core has agreed for a period of six months to, among other things (i) provide the Company audited financial statements; (ii) disclose to the Company any information requested by the Company regarding Core’s business, operations, licenses, assets, debts and liabilities; (iii) continue to maintain its operations in good faith; and (iv) refrain from entering into any agreement to sell, dispose or transfer its business, assets or controlling shares, with any party other than the Company. There can be no assurances that Rica and Core will ever agree to consummate any form of transaction and, if a transaction is consummated, the timing of such transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risks relating to the Company’s operations result primarily from changes in currency exchange rates, interest rates and commodity prices. The sections below describe the Company’s exposure to interest rates, foreign exchange rates and commodities prices. The sensitivity analyses presented below are illustrative and should not be viewed as predictive of future financial performance. Additionally, the Company cannot assure that the Company’s and/or its subsidiary’ actual results in any particular year will not differ from the amounts indicated below.

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

As of March 31, 2005, the Company had outstanding indebtedness of approximately $27.7 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase during the six months ended March 31, 2005 in the devaluation of the colon/dollar exchange rate would be approximately $124,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of March 31, 2005, the Company had outstanding a total of approximately $41.0 million in loans which bear variable interest rates, based primarily on LIBOR or Prime Rate for loans in U.S. dollars and the Basic Rate as established by the BCCR for loans in colones. A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect for the six months ended March 31, 2005, would result in a potential increase in interest expense of approximately $256,000. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges during the six months ended March 31, 2005 and 2004 Any gains or losses related to cash flow hedges, are generally recognized within the following month.

For the six months ended March 31, 2005, a hypothetical 10% increase in the monthly price of corn and soybean meal would have resulted in an increase in cost of sales of approximately $1,477,000.

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

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company’s internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending September 30, 2006. The Company’s independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of the internal controls over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see “Note 8 – Legal Proceedings” of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report which text is incorporated herein by reference

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 4, 2005 the Company held its 2005 Annual Meeting of Shareholders (the “2005 Annual Meeting”), at 12 noon EST, at the offices of Pipasa in Belen, Heredia, Costa Rica, to consider and vote upon the following matters:

1.	To elect eight members to the Company’s Board of Directors to serve until the next Annual Meeting of Shareholders of the Company or until their successors are duly elected and qualified; and

2.	To consider and vote upon a proposal to approve and ratify the selection of Stonefield Josephson, Inc as the Company’s independent auditors for the fiscal year ended September 30, 2005.

The number of outstanding shares of the Company’s common stock as of January 26, 2005, the record date for the 2005 Annual Meeting, was 12,864,321, out of which a total of 12,683,025 shares were represented in person or proxy at the 2005 Annual Meeting.

The following directors were elected at the 2005 Annual Meeting: (i) Victor Oconitrillo, (ii) Eladio Villalta, (iii) Carlos Ceciliano, (iv) Alfonso Gutierrez, (v) Alfred Smith, IV, (vi) Luis Lauredo, (vii) Jack Peeples and (viii) Manuel Escobar.

The following table sets forth the number of votes cast for, against or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

Director Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Broker Non-Votes
Victor Oconitrillo	12,675,045	—	7,980	—	—
Eladio Villalta	12,675,045	—	7,980	—	—
Carlos Ceciliano	12,675,045	—	7,980	—	—
Alfonso Gutierrez	12,675,045	—	7,980	—	—
Alfred Smith	12,675,045	—	8,080	—	—
Luis Lauredo	12,675,199	—	7,826	—	—
Jack Peeples	12,675,199	—	7,826	—	—
Manuel Escobar	12,674,949	—	8,076	—	—

With respect to the proposal to approve of and ratify the selection of Stonefield Josephson, Inc. as the Company’s independent auditors for the fiscal year ending September 30, 2005: (i) 12,674,474 votes were cast for such proposal, (ii) 812 votes were cast against such proposal and (ii) 7,739 shares abstained from voting on such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to approve of and ratify the Stonefield Josephson, Inc. as the Company’s independent auditors for the fiscal year ended September 30, 2005 was approved by the shareholders.

ITEM 5. OTHER INFORMATION

Central American Free Trade Agreement Update

The United States has concluded negotiations with the Dominican Republic and five Central American countries, including Costa Rica, Guatemala, Honduras, Nicaragua and El Salvador, to establish a Central American Free Trade Agreement (“RD-CAFTA”), which among other things, the establishment of quotas for chicken imports to Costa Rica. All of the RD-CAFTA participants have reached an agreement addresses the reduction of restrictions on the export of broiler meat by the United States to these Central American countries. The Costa Rican poultry industry has been actively participating in the CAFTA negotiations with respect to with respect to quotas for poultry imports. Pursuant to such agreement, quotas for poultry imports will gradually increase over a period from approximately twelve to seventeen years. Currently, the respective Congress of Guatemala, Honduras and El Salvador have ratified the RD-CAFTA. The respective Congress of the United States and Nicaragua have began the process of ratifying the RD-CAFTA . The Costa Rican government has not yet submitted the RD-CAFTA for Congress approval.

ITEM 6. EXHIBITS

The following exhibits are filed with this report

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

10.1	Trust Agreement, dated September 22, 2003, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Consultores Financieros Cofin S.A., as Trustee and various of the Company’s lenders (translated from Spanish), as amended (3)

10.2	Amendment to Trust Agreement, dated May 21, 2004, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Banco Improsa, S.A. as Trustee and various of the Company’s lenders (translated from Spanish) (4)

10.3	Consulting Agreement by and between the Corporacion Pipasa, S.A. and Grupo SAMA, S.A.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith.
1	Incorporated by Reference to the Company’s 10-K/A, as filed with the Commission on July 28, 2003.
2	Incorporated by Reference to the Company’s 10-K, as filed with the Commission on January 3, 2005.
3	Incorporated by Reference to the Company’s Form 8-K/A, as filed with the Commission on October 9, 2003.
4	Incorporated by Reference to the Company’s Form 10-Q, as filed with the Commission on August 16, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICA FOODS, INC.

Dated: May 13, 2005	By	/s/ PEDRO DOBLES
Pedro Dobles
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 13, 2005	/s/ PEDRO DOBLES
Pedro Dobles
Chief Executive Officer

Dated: May 13, 2005	/s/ GUSTAVO BARBOZA
Gustavo Barboza
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.3	Consulting Agreement by and between the Corporacion Pipasa, S.A. and Grupo SAMA, S.A.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith