Form 10-Q
period 2005-06-30
RICA FOODS INC
filed 2005-08-15
CIK 789881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 13, 2005, the number of shares issued of the Company’s common stock, par value $0.001 per share was 12,864,321. The number of shares outstanding was 12,811,469, and the difference was held as Treasury stock.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2005	September 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,556,101	$1,618,689
Short-term investments	—	25,840
Accounts receivable	11,860,558	12,177,454
Allowance for doubtful accounts	(606,083)	(470,967)
Inventories	16,227,708	15,008,770
Deferred income taxes	464,484	395,955
Prepaid expenses	861,125	870,984

Total current assets	32,363,893	29,626,725

Property, plant and equipment	37,761,105	35,022,854
Long-term receivables-trade	—	4,688,843
Long-term investments	2,590,175	2,982,605
Other assets	5,975,893	6,862,838
Goodwill	1,328,961	1,418,957

Total assets	$80,020,027	$80,602,822

Liabilities and Stockholders’ Equity
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,096,295	$8,864,384
Accrued expenses	3,091,776	3,128,835
Notes payable	11,362,916	9,886,130
Current portion of long-term debt	3,291,101	2,077,827
Due to stockholders	—	53,350

Total current liabilities	28,842,088	24,010,526

Long-term debt, net of current portion	27,846,756	34,676,984
Due to related party	—	297,181
Deferred income tax liability	1,826,625	1,960,045

Total liabilities	58,515,469	60,944,736

Stockholders’ equity:
Common stock - 20,000,000 shares authorized; 12,864,321 issued; 12,811,469 outstanding	12,865	12,865

Preferred stock – Class C: 20,000 issued and outstanding.	132,477	1,180,867
Additional paid-in capital	25,910,995	25,800,940
Accumulated other comprehensive loss	(17,026,056)	(15,587,269)
Retained earnings - unappropriated	12,273,184	6,474,537
Retained earnings - appropriated	484,487	3,107,930

	21,787,952	20,989,870
Less:
Treasury preferred stock Pipasa – Class C:151,400 held in treasury preferred stock as of September 30, 2004.	—	(1,048,390)
Treasury common stock, at cost – 52,852 held in treasury	(283,394)	(283,394)

Total stockholders’ equity	21,504,558	19,658,086

Total liabilities and stockholders’ equity	$80,020,027	$80,602,822

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Sales	$40,082,029	$34,918,168	$118,804,727	$101,533,791
Cost of sales	28,648,835	27,712,975	84,842,353	76,055,935

Gross profit	11,433,194	7,205,193	33,962,374	25,477,856
Operating expenses:
Selling	6,218,118	4,665,541	17,510,912	13,999,354
General and administrative	2,700,077	2,272,567	7,579,880	8,745,679
Provision for contingencies	—	—	—	416,380

Total operating expenses	8,918,195	6,938,108	25,090,792	23,161,413

Income from operations	2,514,999	267,085	8,871,582	2,316,443
Other expenses (income):
Interest expense	1,202,591	1,040,602	3,804,717	3,235,338
Interest income	(359,850)	(48,877)	(519,755)	(602,926)
Foreign exchange loss, net	97,722	575,794	948,640	2,084,280
Miscellaneous, net	83,226	(90,086)	94,024	(153,736)

Other expenses, net	1,023,689	1,477,433	4,327,626	4,562,956
Income (loss) before income taxes and minority interest	1,491,310	(1,210,348)	4,543,956	(2,246,513)
Provision (benefit) for income tax	390,053	110,864	1,363,300	38,490

Income (loss) before minority interest	1,101,257	(1,321,212)	3,180,656	(2,285,003)
Minority interest	—	9,240	—	37,622

Net income (loss)	1,101,257	(1,330,452)	3,180,656	(2,322,625)
Preferred stock dividends	1,850	14,546	5,450	65,522

Net income (loss) applicable to common stockholders	$1,099,407	$(1,344,998)	$3,175,206	$(2,388,147)

Basic earnings (loss) per share	$0.09	$(0.10)	$0.25	$(0.19)

Diluted earnings (loss) per share	$0.09	$(0.10)	$0.25	$(0.19)

Basic weighted average number of common shares outstanding	12,811,469	12,811,469	12,811,469	12,811,469

Diluted weighted average number of common shares outstanding	12,931,469	12,811,469	12,925,315	12,811,469

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,180,656	$(2,322,625)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,493,690	3,260,362
Production poultry amortization	3,122,335	2,704,515
Allowance for inventory obsolescence	100,858	298,533
Derivative unrealized loss	3,895	213,900
Gain on sale of productive assets	—	5,788
Issuance of Stock Options	97,200	—
Deferred income tax	(263,878)	(108,153)
Provision for doubtful receivables	194,175	187,106
Amortization of deferred debt costs	17,470	100,036
Minority interest	—	37,622
Changes in operating assets and liabilities:
Notes and accounts receivable	(397,090)	1,735,437
Inventories	(4,442,130)	(5,150,285)
Prepaid expenses	16,563	55,769
Accounts payable	1,298,257	(9,123,328)
Accrued expenses	(37,059)	(15,202)
Long-term receivables-trade	—	286,991

Net cash provided (used) by operating activities	6,384,942	(7,833,534)
Cash flows from investing activities:
Short-term investments	25,840	2,445,170
Long-term investments	209,917	174,398
Additions to property, plant and equipment	(3,463,476)	(3,270,576)
Proceeds from sales of productive assets	1,099,332	385,830
Change in other assets	1,015,130	(211,397)
Due from stockholders and related party	—	6,854,873

Net cash (used) provided by investing activities	(1,113,257)	6,378,298
Cash flows from financing activities:
Preferred stock cash dividends	(5,450)	(103,144)
Short-term financing:
New loans	27,553,273	41,973,687
Payments	(25,913,918)	(69,345,992)
Due to Related Party	(289,471)	—

(Continued on next page)

RICA FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended June 30, 2005 and 2004

(Unaudited)

(Continued)

	2005	2004
Long-term financing:
New loans	9,988,091	36,800,287
Payments	(14,709,022)	(11,248,559)
Preferred shares repurchased	—	(513,232)

Net cash used by financing activities	(3,376,497)	(2,436,953)
Effect of exchange rate changes on cash and cash equivalents	42,224	1,039,654
Increase (decrease) in cash and cash equivalents	1,937,412	(2,852,535)
Cash and cash equivalents at beginning of period	1,618,689	3,343,255

Cash and cash equivalents at end of period	$3,556,101	$490,720

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$3,862,398	$3,164,222

Income taxes	$156,495	$167,361

Supplemental schedule of non-cash activities:
Benefits to former Chief Executive Officer	$—	$70,673

Purchase of assets from Indavinsa in exchange of cancellation of account receivable from Indavinsa and the recording of an account payable to Indavinsa (See Note 14)	$6,274,545	$—

Cancellation of receivable from Indavinsa in exchange of assets purchased from Indavinsa (See Note 14)	$5,225,481	$—

Account payable to Indavinsa for the purchase of assets from Indavinsa (See Note 14)	$1,049,064	$—

The accompanying notes form an integral part of these consolidated financial statements.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – GENERAL

Management is responsible for the preparation of the financial statements and related information of Rica Foods, Inc. and its wholly-owned operating subsidiary, Corporacion Pipasa, S.A., and its subsidiaries (“Pipasa”) (collectively, the “Company”) that appear in this Quarterly Report on Form 10-Q. During the fiscal year ended September 30, 2004, the Company’s operations were principally conducted through two wholly owned Costa Rican corporations, Pipasa and Corporacion As de Oros, S.A. (“As de Oros”) and their respective subsidiaries. Effective October 1, 2004, As de Oros merged with and into Pipasa (the “Merger”). The Merger did not have any effect on the consolidated financial statements of the Company.

Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company’s financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in conformity with U.S. GAAP. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2004, which are included in the Company’s Annual Report on Form 10-K. Management has included in the Company’s financial statements figures that are based on estimates and judgments, which management believes are reasonable under the circumstances. In the opinion of management, all adjustments, consisting only of normal and recurring items, necessary for the fair presentation of the financial information for the interim periods reported have been made. Results for the nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2005. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at an appropriate cost, that transactions are executed in accordance with management’s authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

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

NOTE 3 – MINORITY INTEREST

The Company includes minority interests as a component of the Accounts Payable line item on the balance sheet. As of September 30, 2004 and June 30, 2005, aggregate minority interest equaled $343, comprised of Pipasa’s subsidiary’s minority interest.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – INVENTORIES AND PRODUCTION POULTRY

Inventories consist of the following:

	June 30, 2005	September 30, 2004
	(Unaudited)
Finished products	$2,788,985	$3,490,690
In-process	3,312,213	3,365,775
Live poultry - net	3,225,708	3,547,030
Materials and supplies-net	1,945,448	1,542,846
Raw materials	2,203,652	1,632,137
In-transit	2,751,702	1,430,292

	$16,227,708	$15,008,770

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method, except for inventories in transit, which are valued at specific cost.

Live poultry inventory includes breeders and layer hens. Breeder hens produce baby chicks that will subsequently be sold as broiler and layer hens produce commercial eggs. Breeder and layer hen costs, which primarily consist of animal feed costs and labor costs, are accumulated during their production stage, which is 20 weeks. After breeder and layer hens complete their production stage, their accumulated costs are then amortized over the estimated production lives (approximately 65 weeks for breeder hens and approximately 80 weeks for layer hens) based on a percentage calculated according to the estimated production cycle of the hen, including a residual value. This amortization is recorded as part of the production costs of the broiler. Breeder and layer hens are not sold as final product. Baby chicks that will be sold as broiler are recorded as part of the in-process inventory while they are in their grow-out stage. After approximately 43 days, chicks in grow-out stage are transferred to the processing plants, where they will be transformed into finished product. Accumulated costs consist primarily of animal feed and labor costs. Production poultry represents the accumulated amortization of breeder and layer hens in their productive stage.

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

Production poultry amortization amounted to $3,122,335 and $2,704,515 for the nine months ended June 30, 2005 and 2004, respectively, and is recorded in to cost of sales. As of June 30, 2005 and September 30, 2004, the Company’s provision for inventory obsolescence amounted to $257,634 and $173,332, respectively.

NOTE 5 – DUE TO RELATED PARTY

Due to Related Party consists of the following:

	June 30, 2005	September 30, 2004
	(Unaudited)
Short-term:
Calixto Chaves	$—	$40,495
Federico Vargas	—	12,855

Total Short-Term	$—	$53,350

Long-term:
Calixto Chaves	$—	$297,181

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2004, short-term and long-term amounts due to Calixto Chaves included promissory notes (the “Notes”) owed to companies controlled by Calixto Chaves, the former Chief Executive Officer (the “Controlled Companies”), pursuant to the Company’s repurchase of preferred shares (the “Preferred Shares”) owned by the Controlled Companies, in exchange for the Notes. The Preferred Shares entitled the Controlled Companies to an annual dividend ranging from 10% to 14% of the Preferred Shares value, payable in perpetuity. The Notes were denominated in colones currency, and bore interest at the annual rate of 10%, were payable in 5 consecutive annual payments beginning in August 2005 and were unsecured.

In January 2005, the Company paid Calixto Chaves the aggregate amount of the Notes outstanding as of September 30, 2004. As of June 30, 2005, the Company did not have any outstanding indebtedness to related parties.

NOTE 6 – NOTES PAYABLES AND LONG-TERM DEBT

For the nine months ended June 30, 2005, the Company’s new loans amounted to approximately $27.5 million of short-term loans and $10.0 of long-term loans. Of the approximately $27.5 million of short-term new loans (i) approximately $1.9 million, denominated in colones, bearing a variable interest rate of 19.75%, maturing between April 2005 and July 2005, was owed to Banco de Costa Rica, (ii) approximately $18.2 million, denominated in U.S. dollars, bearing variable interest rates that range from 5.0% to 7.5%, maturing between July 2005 and January 2006, was owed to BICSA, (iii) approximately $2.1 million, denominated in colones, bearing variable interest rates that range from 22.25% to 22.75%, maturing between January 2005 and June 2005, was owed to Lafise, and (iv) approximately $5.3 million, denominated in U.S. dollars, bearing variable interest rates that range from 4.5% to 4.9%, maturing between July 2005 and October 2005, was owed to ADM Latin America, Inc.

Of the approximately $10.0 million of long-term new loans (i) approximately $6.1 million, denominated in colones, bearing a variable interest rate of 19.75%, maturing in June 2012, was owed to Banco de Costa Rica, and (ii) approximately $3.9 million, denominated in U.S. dollars, bearing a variable interest rate of 8.25%, maturing in April 2009, was owed to BICSA.

NOTE 7 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 “ (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance of SFAS No 154. The Company is in the process of evaluating whether the adoption of SFAS 154 will have a significant impact on the Company’s overall results of operations or financial position.

NOTE 8 – SEGMENT INFORMATION (Unaudited)

The following describes the performance by segment (in millions of U.S. dollars):

	Three months ended June 30		Nine months ended June 30
	2005	2004	2005	2004
Sales, net:
Broiler	$17.02	$14.89	$50.49	$44.93
Animal feed	10.51	9.24	31.18	24.90
By-products	5.08	3.36	14.78	10.07
Exports	3.34	3.27	8.68	7.95
Quick service	1.53	1.78	5.31	5.81
Other	2.60	2.38	8.36	7.87

Total net sales	40.08	34.92	118.80	101.53

Income (loss) per segment:
Broiler	3.20	1.38	9.23	6.08
Animal feed	0.72	0.50	2.96	2.07
By-products	0.36	0.34	1.23	1.04
Exports	0.55	0.49	1.36	1.40
Quick service	0.07	0.07	0.25	0.60
Other	0.31	(0.25)	1.41	0.30
Corporate	(2.70)	(2.26)	(7.57)	(9.17)

Income from operations	2.51	0.27	8.87	2.32
Other expenses	(1.02)	(1.48)	(4.33)	(4.56)

Income (loss) before income taxes and minority interest	$1.49	$(1.21)	$4.54	$(2.24)

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

Broiler Chicken : Poultry is a popular food item in Costa Rica because of its easy preparation, nutritional value and low price when compared to other available meats, according to information provided by the Junta de Fomento Avicola, a Costa Rican governmental institution. Poultry is a generic product, consumed at all social levels and is not defined by geographic markets. The Company’s brand name for broiler chicken, chicken parts, mixed cuts and chicken breasts is Pipasa(TM). Polls and consumer information gathered by the Company indicate that the majority of Costa Ricans eat chicken at least one to three times a week. Chicken is sold to institutional customers, schools, hospitals, hotels, supermarkets, restaurants and small grocery stores.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Animal Feed : Animal feed is made with imported raw materials, such as corn and soybean meal, in addition to meat and bone meal and other vitamins and minerals. Animal feed is marketed for consumption by cows, pigs, poultry, horses, shrimp, aquaculture (tilapia fish), and domestic pets. The Company’s animal feed products are sold through the Ascan(TM), Mimados(TM), Kan Kan (TM), Dog Pro, Aguilar y Solis(TM), Nutribel(TM) and Salvaganado ™ brand names. Customers for the commercial animal feed brands are mainly large wholesalers and high scale breeders. This customer group focuses on quality and price. Products marketed through Ascan(TM), Mimados(TM), Kan Kan (TM), Dog Pro ™ brand names are targeted towards veterinarians, pet stores and supermarkets and are sold typically to consumers with medium to high income levels.

By-products : By-products include sausages, bologna, chicken nuggets, chicken patties, frankfurters, salami and pate. The Zaragoza (TM) brand name includes chicken, beef and pork by-products. The Company’s chicken by-products are sold through the Kimby(TM), Tiquicia(TM), Chulitas(TM), Zaragoza(TM), Rocadinos ™ and As de Oros(TM) brand names and are sold to all social and economic levels. These products are sold mainly in supermarkets, and sales are predominantly driven by price. The Kimby(TM) brand name is the leading seller of chicken by-products in Costa Rica.

Exports : Pipasa exports different products to other countries in Central America, including Colombia and the Dominican Republic and make occasional exports to Hong Kong. The Company exports the majority of its products, including broiler chicken, by-products, animal feed and pet foods.

Quick Service : Planeta Dorado, S.A., subsidiary of Pipasa, operates 25 restaurants (the “Restaurants”) located in rural and urban areas throughout Costa Rica, including express delivery service in some restaurants. This segment is comprised of quick service restaurants, which offer a diversified menu of chicken meals. The Restaurants distinguish themselves from other quick service chains by offering dishes and using recipes and ingredients that appeal to the taste of consumers in Costa Rica. The quick service restaurant business is highly competitive in Costa Rica, as several other quick service chains operate in Costa Rica.

Corporate Segment : Corporate is responsible for the treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include general and administrative expenses and provision for contingencies. This segment does not generate any revenue for the Company.

Other : This segment includes sales of commercial eggs, non-recurring sales of fertile eggs, fertilizers and raw material, among others.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (unaudited):

	Other Comprehensive Income (loss)			Total Comprehensive Income (loss) for the period
	Foreign currency translation adjustment	Derivatives	Sub-total
Beginning Balance, September 30, 2004	$(15,578,869)	$(8,400)	$(15,587,269)
Net income	—	—	—	1,402,762

Net Change in derivative unrealized gain (loss)	—	913	913	913
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	—	—	—
Translation adjustment	(501,987)	—	(501,987)	(501,987)

Balance, December 31, 2004 (unaudited)	(16,080,856)	(7,487)	(16,088,343)	901,688
Net income	—	—	—	676,637
Net Change in derivative unrealized gain (loss)	—	7,487	7,487	7,487
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	—	—	—
Translation adjustment	(454,626)	—	(454,626)	(454,626)

Balance, March 31, 2005 (unaudited)	(16,535,482)	—	(16,535,482)	1,131,186
Net income	—	—	—	1,101,257
Net Change in derivative unrealized gain (loss)	—	(4,505)	(4,505)	(4,505)
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	—	—	—
Translation adjustment	(486,069)	—	(486,069)	(486,069)

Balance, June 30, 2005 (unaudited)	$(17,021,551)	$(4,505)	$(17,026,056)	$1,741,869

Beginning Balance, September 30, 2003	$(15,375,091)	$(211,812)	$(15,586,903)
Net income	—	—	—	191,089
Net Change in derivative unrealized gain (loss)	—	13,350	13,350	13,350
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	174,537	174,537	174,537
Translation adjustment	(593,874)	—	(593,874)	(593,874)

Balance, December 31, 2003 (Unaudited)	(15,968,965)	(23,925)	(15,992,890)	(214,898)
Net loss	—	—	—	(1,183,261)
Net Change in derivative unrealized gain (loss)	—	(464,339)	(464,339)	(464,339)
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	—	—	—
Translation adjustment	(566,372)	—	(566,372)	(566,372)

Balance, March 31, 2004 (Unaudited)	(16,535,337)	(488,264)	(17,023,601)	(2,428,870)
Net loss	—	—	—	(1,330,452)
Net Change in derivative unrealized gain (loss)	—	479,538	479,538	479,538
Derivative gain (loss) to be recognized in cost of production during the next three months	—	—	—	—
Deferred (gain) loss recognized in cost of production during the period	—	—	—	—
Translation adjustment	590,542	—	590,542	590,542

Balance, June 30, 2004 (Unaudited)	$(15,944,795)	$(8,726)	$(15,953,521)	$(2,689,242)

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

The contracts that effectively meet risk reduction criteria are recorded using cash flow hedge accounting. As of September 30, 2004 and 2003, the Company’s outstanding open positions amounted to $12,204 and $37,275, respectively. As of June 30, 2005 and 2004, the Company’s outstanding open positions amounted to $4,505 and $2,088, respectively.

NOTE 10 – LEGAL PROCEEDINGS

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

In January 2004, the receiver of Aero filed an appeal with the Costa Rican court (the “Ad Quo Court”) seeking Aero’s direct participation in the settlement and seeking to enjoin the release of the security interest in the Collateral. The Aero receiver’s appeal was denied by the Ad Quo Court on February 5, 2004, which denial was affirmed by the Costa Rican Ad Quem Court on April 14, 2005. On April 26, 2005 Pipasa received the release of the Collateral from the Ad Quo Court and transferred the Collateral to Banco Improsa, S.A. as trustee of the Amended Trust Agreement (as defined and discussed below in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

NOTE 11 – EMPLOYEE, OFFICERS AND DIRECTORS BENEFIT PLAN

On May 29, 1998, the Company adopted the 1998 Stock Option Plan (the “Plan”). Under the Plan, 200,000 shares of the Company’s Common Stock are reserved for issuance upon the exercise of options. The Plan is designed to serve as an incentive for retaining and attracting persons and/or entities that provide services to the Company and its subsidiaries. As of September 30, 2004, there were no options outstanding under this Plan. As of June 30, 2005, there were 120,000 options outstanding under this Plan.

On November 29, 2004, the Board of Directors of the Company granted, effective as of October 15, 2004 (the “Grant Date”), a total of 120,000 options (the “Director Options”) to purchase shares of the Company’s common stock to two of its current directors, Honorable Ambassador Luis Lauredo and Mr. Grant Jack Peeples. The Director Options vested upon issuance and, prior to the amendments discussed below, were exercisable at any time during the period (the “Exercise Period”) commencing on the three month (3 rd ) anniversary of the Grant Date and terminating on the six month (6 th ) anniversary of the Grant Date (the “Expiration Date”). The Director Options have an exercise price of $4.40 and the closing quoted market price per share on the Grant Date was $5.21.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

In addition, on November 29, 2004, the Board of Directors of the Company granted, effective as of the Grant Date, a total of 10,000 options (the “Former Director Options”) to purchase shares of the Company’s common stock to one of its former directors. The Former Director Options vested upon issuance and were exercisable at any time during the period commencing on the three month (3 rd ) anniversary of the Grant Date and terminating on the six month (6 th ) anniversary of the Grant Date. The Former Director Options have an exercise price of $4.40 and the closing quoted market price per share on the Grant Date was $5.21. The Former Director Options were not exercised prior to their expiration.

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “ Accounting for Stock Issued to Employees “ (“APB No. 25”), and related interpretations. Compensation expense relating to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, “ Accounting for Stock-Based Compensation “ (“SFAS No. 123”), and SFAS No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure “ (“SFAS No. 148”), which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

Under APB No. 25 compensation cost of equity based awards granted to employees and directors, is recognized for stock options granted below market value and amortized over the appropriate service period. The 120,000 Director Options valued at $97,200 under APB No. 25, were fully expensed on the Grant Date, October 15, 2004. Had the Director Options value been determined as prescribed by SFAS No. 123, the Company’s net income available to common stockholders and earnings per share for the three and nine month periods ended June 30, 2005, would have been as follows:

	Three months ended June 30, 2005	Nine months ended June 30, 2005
Net income applicable to common stockholders as reported:	$1,099,407	$3,175,206
Add:
Stock-based directors’ compensation expense – net of tax effect, determined using the intrinsic value based method	—	97,200
Deduct:
Stock-based directors’ compensation expense – net of tax effect, determined using the fair value based method	—	(153,531)

Pro forma net income applicable to common stockholders	$1,099,407	$3,118,875

Earnings per share:
Basic earnings per share	$0.09	$0.25

Pro-forma basic earnings per share	$0.09	$0.24

Diluted earnings per share	$0.09	$0.25

Pro forma diluted earnings per share	$0.09	$0.24

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

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

A summary of the activity of the Company’s stock based compensation plan described above is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding, as of September 30, 2004
Granted	130,000	$4.40	$5.21
Exercised	—	—	—
Forfeited	—	—	—
Expired	(10,000)	—	—

Outstanding, as of June 30, 2005	120,000	$4.40	$5.21

NOTE 12 – EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding according to SFAS No. 128, “Earnings per Share” (“SFAS 128”) which is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method. For the nine months ended June 30, 2005, diluted earnings per share includes 120,000 incremental shares related to the 130,000 stock options issued on October 15, 2004 (See Note 11 for more information). For the nine months ended June 30, 2004, the Company had a simple capital structure, and as a result, there was no dilutive effect.

The following is a reconciliation of the weighted average number of shares currently outstanding with the number of shares used in the computation of diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income applicable to common stockholders	$1,099,407	$(1,344,998)	$3,175,206	$(2,388,147)

Denominator:
Denominator for basic earnings per share	12,811,469	12,811,469	12,811,469	12,811,469
Effect of dilutive securities:
Options to purchase common stock	120,000	0	113,846	0

Denominator for diluted earnings per share	12,931,469	12,811,469	12,925,315	12,811,469

Earnings (loss) per share:
Basic	$0.09	$(0.10)	$0.25	$(0.19)

Diluted	$0.09	$(0.10)	$0.25	$(0.19)

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 13 – PROVISION FOR CONTINGENCIES

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

NOTE 14 – ACQUISITION OF ASSETS

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

The Company recorded the Intangible Assets acquired in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The property, plant and equipment acquired include an animal feed plant, including silos for storage of grain, grow-out farms for chickens and feedlot facilities for cattle. The Company recorded such assets based on the value determined by the independent appraiser. The Company is depreciating the property, plant and equipment using the straight line-method, in accordance with their estimated remaining useful lives. The Company recorded the Intangible Assets in the Other Assets line item on the balance sheet and allocated the Purchase Price based on the Company’s estimate of their contribution to future cash flows. The acquired trademarks and formulas have each been allocated a value of approximately $360,000. Such trademarks and formulas are deemed to have an indefinite life since, pursuant to Nicaraguan law, they can be renewed every 10 years indefinitely at very little cost. These acquired trademarks and formulas will be reviewed for impairment periodically. The acquired customer list has been allocated a value of approximately $100,000. This customer list is deemed to have a useful life of approximately 4 years, based on the Company’s past experience, and will be amortized on a straight-line basis. The Company began to amortize this customer list in January 2005. For the nine months ended June 30, 2005, amortization with respect to the acquired customer listed has amounted to approximately $12,500. The annual amortization for fiscal years ended September 30, 2005, 2006 and 2007 will approximate $18,750, $25,000 and $25,000, respectively.

Except for one parcel of land with an appraised value of $250,000, none of the acquired assets are encumbered based upon background investigations performed on such assets.

RICA FOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On January 3, 2005, the Company entered into an agreement with Indavinsa pursuant to which Indavinsa will lease from the Company the property, plant and equipment and Intangible Assets acquired pursuant to the Asset Purchase Agreement for a period of six months at a monthly fee of $17,713. The Company is currently in negotiations with Indavinsa to extend the lease for an additional six month period. During the pendency of the negotiations and following the expiration of the original lease agreement, the Company has continued to lease the assets to Indavinsa for a monthly fee of $17,713. As of July 31, 2005, the amount of accounts receivable owed by Indavinsa was approximately $621,000.

NOTE 15 – CANCELLATION OF PORT VENTURES PURCHASE AGREEMENT

On February 20, 2003, Port Ventures and Corporacion As de Oros, S.A., a wholly-owned operating subsidiary of the Company prior to its merger with and into Pipasa in October 2004 (“As de Oros”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which As de Oros agreed to acquire from Port Ventures 2,040 shares of common stock (the “Shares”) of Logistica, representing 51% of the issued and outstanding shares of capital stock of Logistica, for a purchase price of US $2,580,000. During the fiscal year ended September 30, 2003, As de Oros remitted a deposit of approximately $1.4 million, or 55% of the Purchase Price, to Port Ventures (the “Remitted Payment”) in exchange for bills of exchange (the “Bills of Exchange”). The $1.4 million deposit was classified as part of other assets in the September 30, 2004 Consolidated Balance Sheet. The completion of the Purchase Agreement had been subject to the definitive approval of the Government of Costa Rica, which has not been granted as of the date hereof. Effective May 18, 2005, the Company entered into a Termination Agreement with Port Ventures. Pursuant to the terms of the Termination Agreement and in accordance with the terms of the Purchase Agreement, Port Ventures has paid approximately $1.7 million, consisting of the return of the $1.4 million deposit and interest of approximately $300,000, to Pipasa in exchange for Pipasa’s cancellation of the Bills of Exchange

NOTE 16 – CANCELLATION OF TREASURY PREFERRED STOCK (PIPASA)

In May 2005, the Company cancelled all of the remaining uncancelled 151,400 Preferred Shares repurchased by the Company from the Controlled Companies in August 2004. Accordingly, all of such shares have now been eliminated from Treasury Stock in Stockholders’ Equity. The previous balance (as of September 30, 2004) of $1,048,390 has been offset against the preferred stock balance (as of September 30,2004 of $1,180,867) for a net balance of $132,477.

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

The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and with the Company’s unaudited consolidated interim financial statements as of June 30, 2005 and for the three and nine month period ended June 30, 2005 and 2004 contained herein.

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

During the nine months ended June 30, 2005, the Company did not incur any significant costs related to environmental compliance.

Results of operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004

For the three months ended June 30, 2005, the Company generated net income applicable to common stockholders of $1,099,407 ($0.09 diluted earnings per share compared to a net loss applicable to common stockholders of $1,344,998 ($0.10 diluted loss per share) for the three months ended June 30, 2004.

For the quarter ended June 30, 2005, net sales and cost of sales increased by 14.8% and 3.4%, respectively, when compared to the quarter ended June 30, 2004. The increase in sales is primarily attributable to increases in sales in the broiler, animal feed and by-products segments. Management believes the increase in sales is primarily due to increases in sales volume, increases in sales prices, intensified marketing efforts and improvements in distribution logistics. The increase in the cost of sales was primarily the result of the overall increase in sales volume with lower margins, which was partially offset by a decrease in the cost of imported raw material.

For the quarter ended June 30, 2005, the cost of imported corn and soybean meal decreased by approximately 22.0% and 35.4%, respectively, when compared to the cost of such materials for the quarter ended June 30, 2004.

The Company uses segment profit (loss) margin information to analyze segment performance, which is defined as the ratio between the income or loss from operations associated with a segment and the net sales associated with the subject segment.

Broiler sales increased by 14.3% for the quarter ended June 30, 2005 when compared with the quarter ended June 30, 2004, primarily due to an increase in sales volume of approximately 11.6% and an increase in sales prices. The profit margin for this segment increased from 9.3% in the quarter ended June 30, 2004 to 18.8% in the quarter ended June 30, 2005, primarily due to a decrease in the cost of imported raw material and an increase in sales prices.

Animal feed sales increased by 13.7% for the quarter ended June 30, 2005 when compared with the quarter ended June 30, 2004, mainly attributable to an increase in sales volume of 21.9%. The increase in sales volume was primarily attributable to an increase in the number of distribution channels. The profit margin for the animal feed segment increased from 5.4% in the quarter ended June 30, 2004 to 6.9% in the quarter ended June 30, 2005, mainly due to a decrease in the cost of imported raw material, which was partially offset by an increase in marketing expenses related to the animal feed segment.

By-products sales increased by 51.3% for the quarter ended June 30, 2005 when compared with the quarter ended June 30, 2004, mainly due to an increase in the volume of by-product sales by 64.7%. The increase in sales is partially attributable to the introduction of new product brands into the market. The profit margin for the by-products segment decreased from 10.2% in the quarter ended June 30, 2004 to 7.0% in the quarter ended June 30, 2005, primarily as a result of variations in the sales mix to less profitable products, which was partially offset by a decrease in the cost of imported raw material.

Export sales increased by 2.3% for the quarter ended June 30, 2005 when compared with the quarter ended June 30, 2004, mainly due to an increase in the volume of sales of broiler, by-products and commercial animal feed products to customers outside of Costa Rica. The profit margin for the exports segment increased from 15.0% in the quarter ended June 30, 2004 to 16.4% in the quarter ended June 30, 2005, mainly due to a decrease in the cost of imported raw material.

Quick service sales decreased by 13.9% for the quarter ended June 30, 2005 when compared with the quarter ended June 30, 2004. During fiscal year 2004, the Company closed certain of its quick service restaurants in order to relocate them. In the last nine months, two of such restaurants were re-opened in more populated locations. Management does not expect to open any additional restaurants in the near future. This segment’s profit margin increased slightly from 4.2% in the quarter ended June 30, 2004 to 4.8% in the quarter ended June 30, 2005, mainly as a result of variations in sales mix to more profitable products.

Sales for the other products segment increased by 9.2% for the quarter ended June 30, 2005 when compared with the quarter ended June 30, 2004, mainly due to an increase in the number of distribution channels. This segment’s profit margin increased from a loss margin of 10.6% to a positive margin of 12.0%, mainly due to a decrease in the cost of imported raw material and an increase in prices of certain profitable products.

Operating expenses increased by 28.5% or $1,980,087 for the quarter ended June 30, 2005 when compared to the quarter ended June 30, 2004. Operating expenses represented 22.2% and 19.9% of net sales for the quarter ended June 30, 2005 and 2004, respectively.

For the quarter ended June 30,2005, selling expenses increased by $1,552,577 or 33.3%, when compared to the quarter ended June 30, 2004, primarily due to an increase in payroll expenses attributable to sales staff and an increase in advertising expenses primarily related to the Company’s new marketing campaign for poultry and pet food.

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

For the quarter ended June 30, 2005, general and administrative expenses increased by $427,510, or 18.8%, when compared to the quarter ended June 30, 2004. This increase in general and administrative expenses is mainly due to increases in the cost of consulting services.

Other expenses decreased by $453,744, or 30.7% for the quarter ended June 30, 2005, when compared to the quarter ended June 30, 2004, primarily as a result of an increase in interest income and a decrease in foreign exchange rate loss. The increase in interest income and the decrease in foreign exchange rate loss is primarily the result of the Company’s entrance into a termination and release agreement, effective May 18, 2005, with Port Ventures, S.A. pursuant to which the Company terminated its obligation to acquire a majority of the shares of common stock of Logistica de Granos, S.A. (“Logistica”) from Port Ventures. See “Financial Condition” below for more information regarding the termination of this investment.

The Company’s provision for income tax expense was $390,053 for the quarter ended June 30, 2005, compared to a provision for income tax expense of $110,864 for the quarter ended June 30, 2004. The increase in income tax for the quarter ended June 30, 2005 was primarily due to an increase in taxable income. Effective tax rates for the fiscal quarters ended June 30, 2005 and 2004 were 22.6% and -9.2%, respectively. The increase in the effective tax rate is primarily due to an increase in taxable income, while recognizing similar tax credits.

Results of operations for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004

For the nine months ended June 30, 2005, the Company generated net income applicable to common stockholders of $3,175,206 ($0.25 diluted earnings per share) compared to net loss applicable to common stockholders of $2,388,147 ($0.19 diluted loss per share) for the nine months ended June 30, 2004.

For the nine months ended June 30, 2005, net sales increased by 17.0% or $17,270,936 and cost of sales increased by 11.6% or $8,786,418 when compared to the nine months ended June 30, 2004. The increase in overall sales is primarily attributable to increases in sales in the broiler, animal feed and by-products segments. For the nine months ended June 30, 2005, the cost of imported corn and soybean meal decreased by approximately 9.1% and 21.4%, respectively, when compared to the cost of such materials for the nine months ended June 30, 2004. Cost of sales was a lower percentage of sales for the nine months ended June 30, 2005 (71.4%) as compared to the nine months ended June 30, 2004 (74.9%) primarily due to decreases in the costs of imported raw material, and increase in sale price.

Broiler sales increased by 12.4% for the nine months ended June 30, 2005 when compared with the nine months ended June 30, 2004, primarily due to an increase in sales volume of approximately 9.0% and an increase in sales prices. The profit margin for this segment increased from 13.5% in the nine months ended June 30, 2004 to 18.3% in the nine months ended June 30, 2005, primarily due to a decrease in the cost of imported raw material, and increase in sale price.

Animal feed sales increased by 25.2% for the nine months ended June 30, 2005 when compared with the nine months ended June 30, 2004, mainly attributable to an increase in sales volume of 28.6%. The increase in sales volume was primarily attributable to an increase in the number of distribution channels, and an increase in the overall number of commercial feed brand customers. The profit margin for the animal feed segment increased from 8.3% in the nine months ended June 30, 2004 to 9.5% in the nine months ended June 30, 2005, primarily due to a decrease in the cost of imported raw material.

By-products sales increased by 46.7% for the nine months ended June 30, 2005 when compared with the nine months ended June 30, 2004, mainly due to an increase in the volume of by-product sales by 61.0%. The increase in sales is partially attributable to the introduction of new product brands into the market and an increase in the volume of purchases by current customers. The profit margin for the by-products segment decreased from 10.3% in the nine months ended June 30, 2004 to 8.3% in the nine months ended June 30, 2005, primarily as a result in variations in the sales mix to less profitable products.

Quick service sales decreased by 8.5% for the nine months ended June 30, 2005 when compared with the nine months ended June 30, 2004. During fiscal year 2004, the Company closed certain of its quick service restaurants in order to relocate such restaurants to larger, more populated locations. Two restaurants were re-opened in new locations during the past nine months. Management does not expect to open additional restaurants in the near future. This segment’s profit margin decreased from 10.3% in the nine months ended June 30, 2004 to 4.7% in the nine months ended June 30, 2005, mainly as a result of a decrease in average sales prices and increased competition.

Export sales increased by 9.2% for the nine months ended June 30, 2005 when compared with the nine months ended June 30, 2004, mainly due to an increase in the volume of sales of broiler, by-products and commercial animal feed products to customers outside of Costa Rica. The profit margin for the exports segment decreased from 17.6% in the nine months ended June 30, 2004 to 15.7% in the nine months ended June 30, 2005, mainly due to variations in the sales mix, which was partially offset by a decrease in the cost of imported raw material.

Sales for the other products segment increased by 6.2% for the nine months ended June 30, 2005 when compared to the nine months ended June 30, 2004, mainly due to an increase in the number of distribution channels. This segment’s profit margin increased from 3.8% to 16.9%, mainly due to a decrease in the cost of imported raw material and an increase in the sales prices of certain profitable products.

Operating expenses increased by 8.3% or $1,929,379 for the nine months ended June 30, 2005 when compared to the nine months ended June 30, 2004. Operating expenses represented 21.1% and 22.8% of net sales for the nine months ended June 30, 2005 and 2004, respectively.

For the nine months ended June 30,2005, selling expenses increased by $3,511,558 or 25.1%, when compared to the nine months ended June 30, 2004, primarily due to an increase in sales personnel payroll expenses, advertising expenses primarily related to the Company’s new marketing campaign for poultry and pet food and other expenses related to product distribution.

For the nine months ended June 30, 2005, general and administrative expenses decreased by $1,165,799 or 13.3%, when compared to the nine months ended June 30, 2004. This decrease in general and administrative expenses is mainly due to a reduction in the Company’s administrative personnel payroll expenses, and an overall result of a restructuring process in the administrative area.

Other expenses decreased by 5.2% or $235,330 for the nine months ended June 30, 2005, when compared to the nine months ended June 30, 2004, primarily as a result of a decrease in foreign exchange rate loss, partially offset by an increase in interest expenses. The increase in interest expense and decrease in foreign exchange rate loss is mainly due to the Company’s restructuring of a significant portion of its debt from US dollar currency to colones currency.

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

The Company’s provision for income tax expense was $1,363,300 for the nine months ended June 30, 2005, compared to a provision for income tax expense of $38,490 for the nine months ended June 30, 2004. The increase in income tax for the nine months ended June 30, 2005 was primarily due to an increase in taxable income. The provision for income tax for the nine months ended June 30, 2005 includes the Reassessed Amount charge. Effective tax rates for the nine months ended June 30, 2005 and 2004 were 30.0% and -1.7%, respectively. The increase in the effective tax rate is primarily due to an increase in taxable income, while recognizing similar tax credits.

Financial condition

As of June 30, 2005, the Company had approximately $3.6 million in cash and cash equivalents. As of June 30, 2005 and September 30, 2004, the Company had a working capital surplus of approximately $3.5 million and $5.6 million, respectively. The current ratios were 1.12 and 1.23 as of June 30, 2005 and September 30, 2004, respectively.

Cash provided by operating activities for the nine months ended June 30, 2005 amounted to approximately $6.4 million compared to cash used by operating activities of approximately $7.8 million for the nine months ended June 30, 2004.

The increase in cash provided by operating activities is primarily the result of:

•	an increase of $5.5 million in net income ; and

•	the reversal of the rate of accounts payable reduction to accounts payable growth ($10.4 million).

The increase in cash provided by operating activities was partially offset by a decrease in the rate of cash collected for Notes and accounts receivable ($2.1 million). This decrease in the rate of cash collected for notes and accounts receivable was primarily due to the increase in sales.

Cash used for inventory amounted to approximately $4.4 million in the nine months ended June 30, 2005, compared to cash used for Inventory of approximately $5.2 million in the nine months ended June 30, 2004. The decrease in the use of cash for Inventory was primarily due to a decrease in finished products ($702,000), a decrease in the levels of live-poultry inventory ($321,000), and an increase in levels of raw material ($572,000). The increase in accounts payable is mainly due to an increase in payables to suppliers and an increase in income tax payable.

As of December 31, 2004, the Company had recorded an account payable to Indavinsa for approximately $1.0 million, pursuant to an Asset Purchase Agreement (as discussed in greater detail below), payable in the short-term in cash or in exchange of products sold by the Company to Indavinsa. As of June 30, 2005, the Company satisfied this account payable in full.

Depreciation and amortization was a large, non-cash expense for the nine months ended June 30, 2005 ($3.5 million) and June 30, 2004 ($3.3 million). Production poultry for June 30, 2005 and June 30, 2004 amounted to $3.1 million and $2.7 million, respectively, which represents the amortization of the breeder and layer hen costs during their productive life.

Cash used by investing activities was $1.1 million in the nine months ended June 30, 2005, compared to approximately $6.4 million of cash provided by investing activities in the nine months ended June 30, 2004. The primary use of cash for investing activities was for additions to property, plant and equipment ($3.5 million). A significant portion of the equipment purchased will be used in connection with the Company’s construction of strategically located commercial animal feed facilities primarily intended for the production of strussed feed and aquaculture lines. The primary source of cash for investing activities proceeds from the sale of productive assets ($1.1 million) and changes in other assets in connection with the Company’s entrance into a termination and release agreement (the “Termination Agreement”) with Port Ventures, S.A. (“Port Ventures”) pursuant to which the Company terminated its obligation to acquire a majority of the shares of common stock (the “Shares”) of Logistica de Granos, S.A. (“Logistica”) from Port Ventures.

The Company believes it will need minimum funds of approximately $1.6 million for investment activities during the remainder of fiscal year 2005.

Cash used by financing activities amounted to approximately $3.4 million for the nine months ended June 30, 2005, compared to cash used by financing activities of approximately $2.4 million for the nine months ended June 30, 2004. The cash generated by financing activities was primarily short-term financings ($27.6 million) and long-term financings ($10.0 million). These funds were principally used to repay and/or refinance short-term financings ($25.9 million), to refinance and/or repay long-term financings ($14.7 million) and to fund the Company’s operations.

Debt Utilization

The Company’s obligations under short-term debt, long-term debt, operating leases and other commitments as of June 30, 2005 are as follows:

		Payments due by Period
	Total	Less than 1 Year	1-3 years	4-5 years
Short-term debt	$11,362,916	$11,362,916	$—	$—
Long-term debt	31,137,857	3,291,101	20,389,942	7,456,814
Consulting Agreement - SAMA	375,000	375,000	—	—
Leases	3,267,988	862,363	2,033,804	371,821

Total	$46,143,761	$15,891,380	$22,423,746	$7,828,635

The Company projects that it will need to satisfy at least $15.9 million of short-term debt, long-term debt, consulting agreements and operating lease payments within the twelve months ended June 30, 2006. The Company also projects that it will seek to acquire an additional $1.6 million of property, plant and equipment during the remainder of fiscal 2005. The use of such equipment may be secured by purchase or lease.

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

As of June 30, 2005, the Company’s aggregate outstanding indebtedness totaled approximately $42.5 million. As of June 30, 2005, approximately $ 35.8 million (the “Aggregate Participating Lenders’ Indebtedness”) of this $42.5 million was owed to four lenders: Banco Internacional de Costa Rica (“BICSA”), Banco Agricola de Cartago (“Agricola”), Banco de Costa Rica (“BCR”) and Banco Interfin (“Interfin”) (collectively, the “Participating Lenders”) as follows (in millions of US$):

Lender:
BICSA	$14.9
BCR	14.7
Interfin	4.9
Agricola	1.3

Total	$35.8

As of June 30, 2005, approximately $24.3 million of the approximately $35.8 million of Aggregate Participating Lenders’ Indebtedness was secured by a trust (the “Trust”) formed by the Company to which the Company contributed or pledged substantially all of the assets of the Company’s wholly-owned subsidiary (the “Subsidiary”) in accordance with the terms of a trust agreement entered into by the Company in September 2003 (the “Trust Agreement”). The Trust Agreement was amended on May 21, 2004 (as discussed in greater detail below). Of the approximately $11.5 million of Aggregate Participating Lenders’ Indebtedness that is not secured by the Trust (the “Non-Trust Indebtedness”), (i) approximately $5.5 million of such Non-Trust Indebtedness, owed to BICSA, is unsecured, (ii) approximately $2.8 million of such Non-Trust Indebtedness is guaranteed by parties related to the Company (as discussed in greater detail below) and (iii) approximately $2.9 million of such Non-Trust Indebtedness, owed to BCR and Agricola, is secured by property outside of the Trust, which property had an aggregate market value of approximately $5.3 million as of June 30, 2005. (iv) approximately $300,000 of such Non-Trust Indebtness, owed to BCR, is secured by accounts receivables of the Company.

Of the approximately $42.5 million of the Company’s aggregate outstanding indebtedness as of June 30, 2005, approximately $6.8 million was owed to certain of the Company’s lenders who were not signatories to the Trust Agreement (the “Non-Participating Lenders”). Non-Participating Lenders with an aggregate of approximately $358,000 of indebtedness owed to them are secured by approximately $532,000 of the Company’s property.

Indebtedness to BICSA

As of June 30 2005, the Company’s outstanding indebtedness to BICSA totaled approximately $14.9 million (the “Aggregate BICSA Indebtedness”). Approximately $5.8 million of the Aggregate BICSA Indebtedness was short-term indebtedness (the “Short-term BICSA Indebtedness”) payable to BICSA pursuant to (i) five letters of credit amounting to $2.8 million, denominated in U.S. dollars, bearing a variable interest rate of 7.50%, maturing between July 2005 and October 2006 and (ii) ten letters of credit amounting to $3.0 million, issued pursuant to a $5.0 million revolving line of credit, denominated in U.S. dollars, bearing variable interest rates that range from 4.5% to 7.5%, maturing between July 2005 and December 2005 (the “BICSA Line of Credit”).

The BICSA Line of Credit expires on May 31, 2006. Letters of credit issued pursuant to the BICSA Line of Credit are payable in six equal monthly installments, with the first payment commencing in the month after the borrowing. The Short-term BICSA indebtedness is mainly utilized by the Company as working capital and for the purchase of grain and other raw materials.

As of June 30, 2005, the BICSA Line of Credit is secured by the Trust. In addition, as of June 30, 2005, Tenedora, S.A. (“Tenedora”) the parent company of the Company’s majority shareholder, Avicola Campesinos, Inc (“Avicola”), had guaranteed approximately $2.8 million of the Short-term BICSA Indebtedness (the “Tenedora Guarantees”).

Tenedora did not receive in the past, nor currently receives any compensation for providing the Tenedora Guarantees. In addition, Tenedora does not have any contractual obligation to provide guarantee services to the Company in the future. There can be no assurances that Tenedora will continue providing guarantee services to the Company, that Tenedora will continue to provide guarantee services to the Company without compensation, that the Company will be able to locate alternative sources of financing without Tenedora’s provision of guarantees or that the Company will be able to locate another person or entity willing to provide guarantee services with or without compensation.

As of June 30, 2005, the Company had also borrowed approximately $9.1 million of long-term debt from BICSA (the “Long-term BICSA Indebtedness”), pursuant to (i) a $5.5 million promissory note that bears interest at a variable rate of 10.0%, maturing in September 30, 2007 and (ii) a $3.6 million loan denominated in U.S. dollars, bearing variable interest at a rate of 8.25%, with interest and principal payable every trimester and the last payment due in April 2009. This $3.6 million loan is secured by the Trust.

Indebtedness to BCR

As of June 30, 2005, the Company’s outstanding indebtedness to BCR totaled approximately $14.7 million (the “Aggregate BCR Indebtedness”). Of the Aggregate BCR Indebtedness, approximately $2.0 million, denominated in colones and bearing interest at the variable interest rate of 19.0%, is payable on a trimester basis beginning in June 2005. This $2.0 million of the Aggregate BCR Indebtedness is due in June 2011 and is collateralized with property with an estimated fair market value of $3.3 million.

Of the Aggregate BCR Indebtedness, approximately $5.3 million, denominated in colones and bearing variable interest at the variable rate of 19.75%, is payable on a trimesterly basis beginning in August 2005. This $5.3 million of the Aggregate BCR Indebtedness is due in August 2011 and is secured by the Trust.

Of the Aggregate BCR Indebtedness, approximately $1.1 million, denominated in colones and bearing interest at the variable interest rate of 19.0%, is payable on a trimesterly basis beginning in September 2004. This $1.1 million of the Aggregate BCR Indebtedness is due in September 2009 and is secured by the Trust.

Of the Aggregate BCR Indebtedness, approximately $5.9 million, denominated in colones and bearing interest at the variable interest rate of 19.75%, is payable on a trimesterly basis beginning in September 2006. This $5.9 million of the Aggregate BCR Indebtedness is due in June 2012 and is secured by the Trust.

On May 5, 2005 BCR approved (i) a line of credit of approximately $2.1 million, denominated in colones, bearing variable interest rate of 19.75%, with a maturity of 1 year, and borrowings of approximately $400,000 made on the line of credit, payable every trimester and (ii) an available line of credit of approximately $320,000 that serves as a guarantee for governmental bids, denominated in colones and with a commission charge of 1% of the guaranteed amount.

Indebtedness to Interfin

As of June 30, 2005, the Company’s outstanding indebtedness to Interfin totaled approximately $4.9 million (the “Aggregate Interfin Indebtedness”). Of the Aggregate Interfin Indebtedness, (i) $2.5 million of such indebtedness, denominated in U.S. dollars, bears interest at an annual variable rate of 8.5% and (ii) $2.4 million of such indebtedness, denominated in Costa Rican colones, bears interest at an annual variable rate of 19.75%. Interest on the Aggregate Interfin Indebtedness is payable on a trimesterly basis. The aggregate principal amount of the Aggregate Interfin Indebtedness plus all accrued interest will be due on May 21, 2009. As of June 30, 2005, the Aggregate Interfin Indebtedness was secured by the Trust.

Indebtedness to Agricola

As of June 30, 2005, the Company’s outstanding indebtedness to Agricola totaled approximately $1.3 million (the “Aggregate Agricola Indebtedness”). The Aggregate Agricola Indebtedness, denominated in colones, bears interest at the variable rate of 18.75%.

Interest and principal amount on the Aggregate Agricola Indebtedness is payable on a trimester basis. The final principal amount of the Agricola Indebtedness plus all accrued interest will be due in May 2009. As of June 30, 2005, $ 866,000 of the Aggregate Agricola Indebtedness was secured by property valued at $1.9 million and approximately $386,000 was secured by the Trust.

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

The Trust, as modified by the Trust Agreement Amendment, may secure up to an aggregate amount of US$44.0 million of indebtedness, which indebtedness could take the form of loans, bonds, or other extensions of credit.

The Trust Agreement Amendment provides for a new Trustee, Banco Improsa, S.A. The Trust Agreement Amendment further modifies the Trust by granting certain rights to, as well as imposing certain obligations upon the Trustee, including granting to the Trustee the same rights as a creditor with regards to any mortgages transferred to the Trust and endorsed to the Trustee.

The assets of the Trust currently include real estate properties and their corresponding mortgages, registered equipment and certain intellectual property (trademarks and brand names) of the Subsidiaries. All other types of assets currently in the Trust have been released from the Trust by the Trustee. Following the definitive release of the Collateral held by the Ad Quo Court in connection with the litigation with Polaris described in Note 8 above, such Collateral was delivered to the Trustee to be held in accordance with the Modified Trust. However, the Subsidiaries may transfer new assets to the Trust in order to increase the value of the Trust Assets.

The market value of the Trust Assets was determined by independent appraisers, pursuant to their inclusion in the Trust Agreement. The independent appraisers reported directly to the Participating Lenders and Trustee. The final value assigned to each of the Trust Assets was approved by each of the Participating Lenders and Trustee (the “Trust Assets Value”). The Trust Assets Value is comprised of (i) real estate properties, including building and facilities ($26.6 million); (ii) trademarks ($10.4 million); and (iii) machinery ($9.7 million). The Trust Assets Value was calculated in colones currency and its value in US dollars is translated using current exchange rate. As of June 30, 2005, the book value of machinery and real estate properties, including building and facilities in the Trust, amounted to $17.5 million.

The Trust Agreement Amendment modifies the Trust to require that the total value of the Trust Assets be, at all times, equal to or greater than 125% of the aggregate amount of the total indebtedness secured by the Trust (which, as mentioned above, cannot exceed the aggregate amount of US$44.0 million). So long as this 125% threshold is met and subject to certain other conditions set forth in the Trust Agreement, as modified by the Trust Agreement Amendment, the Subsidiaries may solicit the Trustee for the release of some of the Trust Assets.

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

Pursuant to the terms of the Trust Agreement, as modified by the Trust Agreement Amendment, each of the Subsidiaries has agreed to certain negative covenants. For instance, without the prior written consent of the Board of Beneficiaries (as defined below), the Subsidiaries have agreed not to (i) distribute any annual dividends to its shareholders unless (A) its total debt to equity ratio is less than 60% and (B) the amount of the annual dividends is, in the aggregate, equal to or less than 50% of its profit for that year; (ii) make any change in its stock ownership; and (iii) make any “insider loans”. The Trust Agreement Amendment does permit the Subsidiaries to make loans of up to $2.5 million annually to the Company upon certain terms and conditions.

The Trust requires that the Subsidiaries, with certain exceptions, (i) maintain an amount of paid-in share capital equal to or greater than its stated share capital and (ii) maintain a current ratio, defined as a ratio of current assets to short term liabilities, equal to or greater than 1.3.

In accordance with the Trust Agreement Amendment, a board of beneficiaries has been established to represent and protect the rights of the Participating Lenders under the Modified Trust (the “Board of Beneficiaries”). The Board of Beneficiaries is comprised of one representative of each of BICSA, Agricola, Interfin, BCR, and, in the event the Company issues certain debt securities, Sama Puesto de Bolsa S.A. The board will have certain rights vis-à-vis the Company and the Trustee including, without limitation, the right to receive and review certain financial information provided by the Subsidiaries; notify the Participating Lenders of a situation that might impair the Trust Assets; appoint a replacement Trustee (from three candidates chosen by the Subsidiaries); instruct the Trustee to cancel certain mortgages and other liens over the Trust Assets or to release certain Trust Assets; and represent the Participating Lenders in certain decisions, in each case in accordance with the conditions of the Trust Agreement, as modified by the Trust Agreement Amendment and applicable law. All decisions of the Board of Beneficiaries will be made upon a majority vote of its members, with the President of the Board of Beneficiaries having a tie-breaking vote.

On June 27, 2005, the Company entered into a second amendment to the Trust Agreement (the “Trust Agreement Second Amendment”), which eliminated the Company’s previously express right under the Trust Agreement to issue public debt secured by the Trust.

All provisions of the Trust Agreement and the Trust not modified by the Trust Agreement Amendment and the Trust Agreement Second Amendment are anticipated to remain unchanged.

The Trust Agreement, as amended, provides that the Trust will terminate upon the performance by the Subsidiaries of all of their obligations under the credit agreements between the Participating Lenders and the Subsidiaries, including the repayment of all of the outstanding indebtedness owed to the Participating Lenders.

Short-term debt

As of June 30, 2005, the Company had issued short-term promissory notes with respect to an aggregate of approximately $11.4 million primarily to 3 lenders. These notes payable consist of the following:

	June 30, 2005	September 30, 2004
Loans payable in U.S. Dollars	$11,009,917	$8,704,378
Loans payable in Colones	352,999	1,181,752

	$11,362,916	$9,886,130

The Company’s notes payable primarily originate from bank loans and are mainly utilized as working capital to support operations of the Company. As of June 30, 2005, of the $11.4 million of short-term debt, approximately $5.8 million was owed to BICSA, $5.3 million was owed to ADM Latin America Inc., a supplier of raw material; and the balance of $300,000 was owed to BCR. See the section above entitled “Indebtedness to BICSA” and “Indebtness to BCR” for more information regarding the BICSA and BCR Indebtedness. Notes payable are generally due from July 2005 through December 2005 and bear annual interest rates ranging from 4.5% to 7.5% for notes denominated in dollars and from 19.75% for notes denominated in colones. Average interest rates as of June 30, 2005 were 5.7% for loans in US dollar, and 19.75% for loans in colones.

	June 30, 2005	September 30, 2004
U.S.$ dollar loans	3.4% - 10.0%	1.98% - 8.75%
Costa Rican colon loans	10% - 19.75%	10% -18.25%

Future payments on long-term debt as of June 30, 2005 are as follows:

Year	Amount
2006	$3,291,101
2007	4,347,070
2008	10,203,321
2009	5,839,552
2010	2,569,733
Thereafter	4,887,080

$31,137,857

$21.2 million of the long-term indebtedness is secured by the Trust and approximately $2.9 million of the long-term indebtedness owed to Participating Lenders is secured by Company’s property not included in the Trust, with an estimated fair market value of $5.3 million. Approximately $358,000 owed to one of the Non-Participating Lenders, Transamerican Bank, was collateralized with property with an estimated fair market value of approximately $532,000. The Company defers debt issuance costs and then amortizes such costs over the term of the debt. See the section above entitled “Debt Restructure” for more information regarding the Company’s long-term indebtedness. The remaining long-term debt amounting to approximately $6.7 million is unsecured.

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

In addition, there can be no assurances that either Tenedora nor Avicola will continue providing guarantee services to the Company, that either Tenedora or Avicola will continue to provide guarantee services to the Company without compensation, that the Company will be able to locate alternative sources of financing without either Tenedora’s or Avicola’s provision of guarantees or that the Company will be able to locate another person or entity willing to provide guarantee services with or without compensation.

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

The Company recorded the Intangible Assets acquired in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The property, plant and equipment acquired include an animal feed plant, including silos for storage of grain, grow-out farms for chickens and feedlot facilities for cattle. The Company recorded such assets based on the value determined by the independent appraiser. The Company is depreciating the property, plant and equipment using the straight line-method, in accordance with their estimated remaining useful lives. The Company recorded the Intangible Assets in the Other Assets line item on the balance sheet and allocated the Purchase Price based on the Company’s estimate of their contribution to future cash flows. The acquired trademarks and formulas have each been allocated a value of approximately $360,000. Such trademarks and formulas are deemed to have an indefinite life since, pursuant to Nicaraguan law, they can be renewed every 10 years indefinitely at very little cost. These acquired trademarks and formulas will be reviewed for impairment periodically. The acquired customer list has been allocated a value of approximately $100,000. This customer list is deemed to have a useful life of approximately 4 years, based on the Company’s past experience, and will be amortized on a straight-line basis. The Company began to amortize this customer list in January 2005. For the nine months ended June 30, 2005, amortization with respect to the acquired customer list has amounted to approximately $12,500. The annual amortization for fiscal years ended September 30, 2005, 2006 and 2007 will equivalent to approximately $18,750, $25,000 and $25,000, respectively.

Except for one parcel of land with an appraised value of $250,000, none of the acquired assets are encumbered based upon background investigations performed on such assets.

On January 3, 2005, the Company entered into an agreement with Indavinsa pursuant to which Indavinsa will lease from the Company the property, plant and equipment and Intangible Assets acquired pursuant to the Asset Purchase Agreement for a period of six months renewable at a monthly fee of $17,713. As of July 31, 2005, the amount of accounts receivable owed by Indavinsa was approximately $621,000.

On February 20, 2003, Port Ventures and Corporacion As de Oros, S.A., a wholly-owned operating subsidiary of the Company prior to its merger with and into Pipasa in October 2004 (“As de Oros”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which As de Oros agreed to acquire from Port Ventures 2,040 shares of common stock (the “Shares”) of Logistica, representing 51% of the issued and outstanding shares of capital stock of Logistica, for a purchase price of US $2,580,000 . During the fiscal year ended September 30, 2003, As de Oros remitted approximately $1.4 million, or 55% of the Purchase Price, to Port Ventures (the “Remitted Payment”) in exchange for bills of exchange (the “Bills of Exchange”). Pursuant to the terms of the Termination Agreement and in accordance with the terms of the Purchase Agreement, Port Ventures has paid approximately $1.7 million to Pipasa in exchange for Pipasa’s cancellation of the Bills of Exchange.

In April 14, 2005, the Company entered into a non-binding letter of intent with Indavinsa, regarding an investment in or acquisition in Indavinsa, which primarily operates a poultry segment . Pursuant to the letter of intent, the Company has been granted the exclusive right for a period of 6 months with Indavinsa regarding an investment in or acquisition of Indavinsa, which primarily operates a poultry segment. Under the letter of intent, Indavinsa has agreed for an indefinite period to, among other things (i) provide the Company audited financial statements; (ii) disclose to the Company any information requested by the Company regarding Indavinsa’s business, operations, licenses, assets, debts and liabilities; (iii) continue to maintain its operations in good faith; and (iv) refrain from entering into any agreement to sell, dispose or transfer its business, assets or controlling shares, with any party other than the Company. There can be no assurances that Rica and Indavinsa will ever agree to consummate any form of transaction and, if a transaction is consummated, the timing of such transaction.

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

As of June 30, 2005, the Company had outstanding indebtedness of approximately $23.8 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase during the nine months ended June 30, 2005 in the devaluation of the colon/dollar exchange rate would be approximately $156,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

Interest Rate Risk

As of June 30, 2005, the Company had outstanding a total of approximately $42.5 million in loans which bear variable interest rates, based primarily on LIBOR or Prime Rate for loans in U.S. dollars and the Basic Rate as established by the BCCR for loans in colones. A hypothetical, simultaneous and unfavorable change of 10% in the Company’s variable rate in effect for the nine months ended June 30, 2005, would result in a potential increase in interest expense of approximately $376,000. The sensitivity analysis model may overstate the impact of the Company’s interest rate risk, as uniform increases of all interest rates applicable to its financial liabilities are unlikely to occur simultaneously.

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

The Company accounts for its futures transactions in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The contracts that effectively meet risk reduction criteria are recorded using hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. No ineffectiveness was recognized on cash flow hedges during the nine months ended June 30, 2005 and 2004. Any gains or losses related to cash flow hedges, are generally recognized within the following month.

For the nine months ended June 30, 2005, a hypothetical 10% increase in the monthly price of corn and soybean meal would have resulted in an increase in cost of sales of approximately $2,143,000.

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

As part of the assessment of our internal controls in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, management intends to continue to review, evaluate and strengthen our controls and processes. Management cannot state that material weaknesses in internal controls will not be determined. Management also cannot state that the process of evaluation and the auditor’s attestation will be completed on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Central American Free Trade Agreement Update

On August 29, 2004, the United States signed the United States-Central America-Dominican Republic Free Trade Agreement (DR-CAFTA) with Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras, and Nicaragua. The DR-CAFTA calls for the eventual duty-free, quota-free access on essentially all products, and addresses other trade measures among the parties as well. Poultry imports to Costa Rica currently face tariffs as high as 150% on both fresh and frozen products. The Company currently does not faces poultry import tariffs on its exports to Honduras and SanAndrés, Colombia.

Under the DR-CAFTA, each DR-CAFTA country will immediately provide all of the other DR-CAFTA participants duty-free access on specified amounts of chicken leg quarters, which quota amounts are to expand annually as duties are eliminated in 17 years. Pursuant to the DR-CAFTA, Costa Rica will initially establish a 330 metric ton duty-free quota for chicken leg quarters, which quota amount will grow by 10 percent annually. Pursuant to the DR-CAFTA, the other DR-CAFTA participants may export chicken leg quarters to Costa Rica up to the quota for such year without paying any tariff. Chicken leg quarters in excess of the quota amount will be subject to a tariff in the amount of 150% for the first ten years of the DR-CAFTA, which percentage will be gradually decreased commencing in year 11 until finally eliminated in year 17. In the last two years, Costa Rica has imported only approximately 300 metric tons of chicken leg quarters, and no importation is recorded for the first semester of the year 2005.

With respect to poultry products other than chicken leg quarters, tariffs will be reduced in a linear fashion over a generally shorter time period. For example:

tariffs on live poultry will be eliminated over a 15 year period (beginning tariff of 10.0%);

tariffs on chicken coldcuts will be eliminated over a 12 year period (beginning tariff of 150.0%);

tariffs on chicken pieces will be eliminated over a 10 year period (each with a beginning tariff of 10.0%); and

tariffs on chicken breasts will be eliminated over a 5 year period (beginning tariff of 40.0%).

The Company does not believe the foregoing schedule of tariff reductions on chicken leg quarters and other chicken parts is likely to materially impact the Company in fiscal 2006 and 2007, primarily, since the import quota amount is not material.

The DR-CAFTA has been ratified by the legislatures of each of the United States, Guatemala, Honduras and El Salvador. The Nicaraguan and Dominican Republic legislatures are currently in the process of reviewing the DR-CAFTA. The Costa Rican government has not yet submitted the DR-CAFTA to the Costa Rican legislature for approval. Terms of DR-CAFTA are scheduled to go into effect on January 1, 2006, with as many of the DR-CAFTA countries as have ratified it at that point.

The Company anticipates that, in the long-term, the DR-CAFTA may increase competition in the markets served by the Company based upon the eventual elimination of tariffs for poultry imported from the Unites States. The Company perceived that the major risk that can cause the Company’s projections regarding the impact of DR-CAFTA to be mistaken, is an excessive increase of the competition due to the limitless increase of imports from other countries of Central America of products they import from the United States. However, the Company believes that the acceptance of the DR-CAFTA by Costa Rica and the Company’s primary export targets, if ever, will not have a material negative impact on the Company’s results of operations or cash flows for fiscal 2006 and 2007.

ITEM 6. EXHIBITS

The following exhibits are filed with this report

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

10.1	Trust Agreement, dated September 22, 2003, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Consultores Financieros Cofin S.A., as Trustee and various of the Company’s lenders (translated from Spanish), as amended (3)

10.2	Amendment to Trust Agreement, dated May 21, 2004, by and between Corporacion Pipasa, S.A. and Corporacion As de Oros, S.A., as Trustors, Banco Improsa, S.A. as Trustee and various of the Company’s lenders (translated from Spanish) (4)

10.3	Consulting Agreement by and between the Corporacion Pipasa, S.A. and Grupo SAMA, S.A. (5)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith.
1	Incorporated by Reference to the Company’s 10-K/A, as filed with the Commission on July 28, 2003.
2	Incorporated by Reference to the Company’s 10-K, as filed with the Commission on January 3, 2005.
3	Incorporated by Reference to the Company’s Form 8-K/A, as filed with the Commission on October 9, 2003.
4	Incorporated by Reference to the Company’s Form 10-Q, as filed with the Commission on August 16, 2004.
5	Incorporated by Reference to the Company’s Form 10-Q, as filed with the Commission on May 13, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICA FOODS, INC.

Dated: August 12, 2005	By	/S/ PEDRO DOBLES
Pedro Dobles
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 12, 2005	/S/ PEDRO DOBLES
Pedro Dobles
Chief Executive Officer

Dated: August 12, 2005	/S/ GUSTAVO BARBOZA
Gustavo Barboza
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith